Form 10-Q
period 2019-03-31
Epsilon Energy Ltd.
filed 2019-05-14
CIK 1726126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission file number: 001-38770

EPSILON ENERGY LTD.

(Exact name of registrant as specified in its charter)

Alberta, Canada	98-1476367
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

116701 Greenspoint Park Drive, Suite 195

Houston, Texas 77060

(281) 670‑0002

(Address of principal executive offices including zip code and telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, no par value	“EPSN”	NASDAQ Capital Market

As of May 10, 2019 there were 27,355,247 Common Shares outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report constitute forward-looking statements. The use of any of the words ‘‘anticipate,’’ ‘‘continue,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘may,’’ ‘‘will,’’ ‘‘project,’’ ‘‘should,’’ ‘‘believe,’’ and similar expressions and statements relating to matters that are not historical facts constitute ‘‘forward looking information’’ within the meaning of applicable securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated. Such forward-looking statements are based on reasonable assumptions, but no assurance can be given that these expectations will prove to be correct and the forward-looking statements included in this report should not be unduly relied upon. These statements are made only as of the date of this report. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to oil and natural gas production rates, commodity prices for crude oil or natural gas, supply and demand for oil and natural gas; the estimated quantity of oil and natural gas reserves, including reserve life; future development and production costs, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2018, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$16,591,331	$14,401,257
Accounts receivable	3,981,775	5,042,134
Prepaid income taxes	785,739	205,711
Other current assets	419,201	244,233
Total current assets	21,778,046	19,893,335
Non-current assets
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	120,179,795	118,851,574
Unproved properties	20,357,273	19,498,666
Accumulated depletion, depreciation, and amortization	(85,131,120)	(83,807,401)
Total oil and gas properties, net	55,405,948	54,542,839
Gathering system	41,065,956	41,040,847
Accumulated depletion, depreciation, and amortization	(28,609,797)	(28,137,573)
Total gathering system, net	12,456,159	12,903,274
Total property and equipment, net	67,862,107	67,446,113
Other assets:
Restricted cash	558,597	558,261
Fair value of derivatives	190,428	—
Total non-current assets	68,611,132	68,004,374
Total assets	$90,389,178	$87,897,709

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable trade	$4,108,523	$2,585,324
Royalties payable	1,178,331	1,300,539
Other accrued liabilities	683,651	2,156,304
Fair value of derivatives	813,961	297,023
Total current liabilities	6,784,466	6,339,190
Non-current liabilities
Asset retirement obligation	1,654,944	1,625,154
Deferred income taxes	10,735,874	9,989,278
Total non-current liabilities	12,390,818	11,614,432
Total liabilities	19,175,284	17,953,622
Commitments and contingencies (See Note 8)
Shareholders' equity
Common shares, no par value, unlimited shares authorized and 27,355,247 shares and 27,385,133 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively; 0 and 26,953 treasury shares at March 31, 2019 and December 31, 2018, respectively.	143,362,642	143,611,023
Additional paid-in capital	6,652,748	6,519,028
Accumulated deficit	(88,610,218)	(89,983,894)
Accumulated other comprehensive income	9,808,722	9,797,930
Total shareholders' equity	71,213,894	69,944,087
Total liabilities and shareholders' equity	$90,389,178	$87,897,709

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

	Three months ended March 31,
	2019	2018
Revenues:
Oil, gas, NGLs and condensate revenue	$5,507,663	$5,001,796
Gas gathering and compression revenue	2,438,351	2,776,206
Total revenue	7,946,014	7,778,002

Operating costs and expenses:
Lease operating expenses	1,718,293	1,930,214
Gathering system operating expenses	312,787	429,764
Depletion, depreciation, amortization, and accretion	1,825,731	1,790,619
General and administrative expenses:
Stock based compensation expense	133,720	83,047
Other general and administrative expenses	1,339,562	724,874
Total operating costs and expenses	5,330,093	4,958,518
Operating income	2,615,921	2,819,484

Other income and (expense):
Interest income	42,691	907
Interest expense	(27,609)	(45,396)
Gain (loss) on derivative contracts	(510,754)	370,981
Other income	23	293
Other income (expense), net	(495,649)	326,785

Income before tax	2,120,272	3,146,269
Income tax expense	746,596	987,042
NET INCOME	$1,373,676	$2,159,227
Currency translation adjustments	10,792	(56,509)
NET COMPREHENSIVE INCOME	$1,384,468	$2,102,718

Net income per share, basic	$0.05	$0.08
Net income per share, diluted	$0.05	$0.08
Weighted average number of shares outstanding, basic	27,392,755	27,521,504
Weighted average number of shares outstanding, diluted	27,408,374	27,532,557

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

			Accumulated
			Other		Total
	Share	Additional	Comprehensive	Accumulated	Shareholders'
	Capital	paid-in Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2017	$144,292,238	$6,171,525	$9,913,236	$(96,645,954)	$63,731,045
Net income	—	—	—	2,159,227	2,159,227
Stock-based compensation expenses	—	83,047	—	—	83,047
Buyback and retirement of common shares	(71,582)	17,271	—	—	(54,311)
Other comprehensive income	—	—	(56,509)	—	(56,509)
Balance at March 31, 2018	$144,220,656	$6,271,843	$9,856,727	$(94,486,727)	$65,862,499

			Accumulated
			Other		Total
	Share	Additional	Comprehensive	Accumulated	Shareholders'
	Capital	paid-in Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	143,611,023	6,519,028	9,797,930	(89,983,894)	69,944,087
Net income	—	—	—	1,373,676	1,373,676
Stock-based compensation expenses	—	133,720	—	—	133,720
Buyback and retirement of common shares	(248,381)	—	—	—	(248,381)
Other comprehensive loss	—	—	10,792	—	10,792
Balance at March 31, 2019	$143,362,642	$6,652,748	$9,808,722	$(88,610,218)	$71,213,894

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$1,373,676	$2,159,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	1,825,731	1,790,619
(Gain) loss on derivative contracts	510,754	(370,981)
Cash received (paid) from settlements of derivative contracts	(184,244)	106,456
Stock-based compensation expense	133,720	83,047
Deferred income tax expense (benefit)	746,596	(161,774)
Changes in current assets and liabilities:
Accounts receivable	1,060,359	(515,214)
Prepaid income taxes and other current assets	(754,996)	69,987
Accounts payable, royalties payable and other accrued liabilities	(772,879)	(774,088)
Other long-term liabilities	—	35,431
Net cash provided by operating activities	3,938,717	2,422,710
Cash flows from investing activities:
Acquisition of unproved oil and gas properties	(596,500)	—
Additions to unproved oil and gas properties	(262,107)	(164,518)
Additions to proved oil and gas properties	(586,815)	(147,407)
Additions to gathering system properties	(65,296)	(6,239)
Changes in restricted cash	(336)	(539)
Net cash used in investing activities	(1,511,054)	(318,703)
Cash flows from financing activities:
Buyback of common shares	(248,381)	(54,311)
Net cash used in financing activities	(248,381)	(54,311)
Effect of currency rates on cash and cash equivalents	10,792	(56,509)
Increase in cash and cash equivalents	2,190,074	1,993,187
Cash and cash equivalents, beginning of year	14,401,257	9,998,853
Cash and cash equivalents, end of year	$16,591,331	$11,992,040

Supplemental cash flow disclosures:
Income taxes paid	$580,000	$1,376,493
Interest paid	$31,391	$45,396

Non-cash investing activities:
Change in proved properties accrued in accounts payable and accrued liabilities	$741,406	$18,785
Change in gathering system accrued in accounts payable and accrued liabilities	$(40,187)	$14,969
Asset retirement obligation asset additions and adjustments	$2	$46

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

1.    Description of Business

Epsilon Energy Ltd. (the “Corporation” or “Epsilon”) was incorporated under the laws of the Province of Alberta, Canada on March 14, 2005. On October 24, 2007, the Corporation became a publicly traded entity trading on the Toronto Stock Exchange (“TSX”) in Canada. On February 14, 2019, Epsilon’s registration statement on Form 10 was declared effective by the United States Securities and Exchange Commission and on February 19, 2019, we began trading in the United States on the NASDAQ Global Market under the trading symbol “EPSN.” Effective as of the close of trading on March 15, 2019, Epsilon voluntarily delisted its common shares from the TSX. The Corporation is engaged in the acquisition, development, gathering and production of primarily natural gas reserves in the United States.

The address of its registered office is 14505 Bannister Road SE, Suite 300, Calgary, AB, Canada T2X 3J3.

2.    Basis of Preparation

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the appropriate rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. All adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been included. The interim financial information and notes hereto should be read in conjunction with the Corporation’s consolidated financial statements as of and for the years ended December 31, 2018 and 2017. The results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year.

Principles of Consolidation

The Corporation’s unaudited condensed consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, Epsilon Energy USA, Inc. and its wholly owned subsidiaries, Epsilon Midstream, LLC, Dewey Energy GP, LLC, and Dewey Energy Holdings, LLC. With regard to the gathering system, in which Epsilon owns an undivided interest in the asset, proportionate consolidation accounting is used. All inter-company transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates pertain to proved oil and natural gas reserves and related cash flow estimates used in impairment tests of oil and natural gas and gathering system properties, asset retirement obligations, accrued oil and natural gas revenues and operating expenses, accrued gathering system revenues and operating expenses, as well as the valuation of commodity derivative instruments. Actual results could differ from those estimates.

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

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, ‘‘Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement,’’ the purpose of which is to improve the effectiveness of fair value measurement disclosures. The amendments in this ASU are the result of a broader disclosure project called FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, which the Board finalized on August 28, 2018. The Board used the

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

guidance in the Concepts Statement to improve the effectiveness of ASC 820’s disclosure requirements. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of this ASU. We have examined the provisions and do not anticipate any of them to materially affect our financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (ASU 2016-02), which significantly changes accounting for leases by requiring that lessees recognize a right of use asset and a related lease liability representing the obligation to make lease payments, for all lease transactions with terms greater than one year. Additional disclosures about an entity’s lease transactions will also be required. ASU 2016-02 defines a lease as “a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration.” ASU 2016-02 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented in the financial statements using a modified retrospective approach. Epsilon is reviewing the provisions of ASU 2016-02 to determine the impact on its consolidated financial statements and related disclosures. We do not anticipate this to materially affect our financial statements. In July 2018, the FASB issued ASU 2018-11, ‘‘to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU 2016-02. Under ASU 2018-11, adopters will take a prospective approach, rather than a retrospective approach as initially prescribed, when transitioning to ASU 2016-02. Instead of recording the cumulative impact of all comparative reporting periods presented within retained earnings, we will now assess the facts and circumstances of all leasing contracts as of January 1, 2020. ASU 2018-11 does not change the effective dates for ASU 2016-02. We still do not anticipate this to materially affect our financial statements.

In May 2014, the FASB issued ASU 2014-09, ‘‘Revenue from Contracts with Customers’’ (ASU 2014-09), which will require entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will supersede most current guidance related to revenue recognition when it becomes effective. The new standard also will require expanded disclosures regarding the nature, amount, timing and certainty of revenue and cash flows from contracts with customers. In August 2015, the FASB issued ASU 2015-14, ‘‘Revenue from Contracts with Customers’’ (‘‘ASU 2015-14’’), which approved a one-year delay of the standard’s effective date. In accordance with ASU 2015-14, the standard is effective for the Corporation for annual reporting periods beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019, and early adoption is permitted. The new standard permits adoption through the use of either the full retrospective approach or a modified retrospective approach. In May 2016, the FASB issued ASU 2016-11 which rescinds certain SEC guidance in the ASC, including guidance related to the use of the ‘‘entitlements’’ method of revenue recognition. Epsilon did not early-adopt ASU 2014-09. Epsilon is currently determining the impacts of the new standard on our sales contract portfolio. Our approach includes performing a detailed review of key contracts representative of our business and comparing historical accounting policies and practices to the new standard. Also, in May 2016, the FASB issued ASU No. 2016-12, ‘‘Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients’’ (ASU 2016-12). The amendments under this ASU provide clarifying guidance in certain narrow areas and adds some practical expedients. These amendments are also effective at the same date that ASU 2014-09 is effective. Additionally, in March 2016, the FASB issued ASU No. 2016-08, ‘‘Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).’’

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

3.     Property and Equipment

The following table summarizes the Corporation’s property and equipment as at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	$120,179,795	$118,851,574
Unproved properties	20,357,273	19,498,666
Accumulated depletion, depreciation, and amortization	(85,131,120)	(83,807,401)
Total oil and gas properties, net	55,405,948	54,542,839
Gathering system	41,065,956	41,040,847
Accumulated depletion, depreciation, and amortization	(28,609,797)	(28,137,573)
Total gathering system, net	12,456,159	12,903,274
Total property and equipment, net	$67,862,107	$67,446,113

Property Additions and Acquisitions

During the three months ended March 31, 2019 and the year ended December 31, 2018, the Corporation acquired additional acres in the Anadarko Basin for $596,500 and $260,000, respectively. Included in additions to proved oil and gas properties for the year ended December 31, 2018 was an aproximately $0.5 million cash call refund for wells previously drilled.

Property Impairment

At March 31, 2019 and December 31, 2018, the Corporation evaluated its proved and unproved oil and gas properties, and its gathering system assets for impairment. As a result of these assessments, no impairment was required as of March 31, 2019 and December 31, 2018.

4.    Revolving Line of Credit

Effective July 30, 2013, Epsilon Energy USA Inc., a wholly owned subsidiary of the Corporation, executed a three year senior secured revolving credit facility with a bank (‘‘Credit Facility’’) for a total commitment of up to $100 million. Upon each advance, interest is charged at the rate of LIBOR plus an ‘‘applicable margin’’. The applicable margin ranges from 2.75 - 3.75% and is based on the percent of the line of credit utilized.

The terms “Borrowing Base” and “Mortgaged Properties” include the Corporation’s gathering system assets in addition to the oil and gas properties. The “Required Reserve Value” is the lesser of 90% of the recognized value of all proved oil and gas properties or 150% of the then current borrowing base.

On January 7, 2019, the maturity date of the Credit Facility was extended to March 1, 2022 and the borrowing base was increased from $15 million to $23 million. The borrowing base is subject to redetermination by the lenders based on, among other things, their evaluation of the Corporation’s natural gas reserves.  Additionally, the Corporation is required to maintain acceptable commodity hedging agreements covering at least 25% of projected production of natural gas for the succeeding calendar year, along with the 50% for the current calendar year.

The lender under the Credit facility has a first priority security interest in the tangible and intangible assets, including the gathering system, of Epsilon Energy USA to secure any outstanding amounts under the agreement. Under the terms of the agreement, the Corporation must maintain the following covenants:

•Interest coverage ratio greater than 3 based on income adjusted for interest, taxes and non-cash amounts.

•Current ratio, adjusted for line of credit amounts used and available and non-cash amounts, greater than 1.

•Leverage ratio less than 3.5 based on income adjusted for interest, taxes and non-cash amounts.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The Corporation was in compliance with the financial covenants of the Credit Facility as of March 31, 2019 and December 31, 2018 and we expect to be in compliance with the financial covenants for the next 12 months.

A commitment fee of 0.50% is assessed quarterly on the daily average unused commitments on the Credit Facility.

	Balance at	Balance at
	March 31,	December 31,	Current	Interest Rate
	2019	2018	Borrowing Base	3 mo.
Revolving line of credit	$—	$—	$23,000,000	LIBOR + 2.75% (1)

(1)	At March 31, 2019, the weighted average interest rate was 5.3%.

5.    Shareholders’ Equity

(a)Authorized shares

The Corporation is authorized to issue an unlimited number of Common Shares with no par value and an unlimited number of Preferred Shares with no par value.

(b)Issued

The following table summarizes the components of share capital for the three months ended March 31, 2019 and the year ended December 31, 2018.

	Number of shares
	issued	Amount
Balance at January 1, 2018	27,522,852	$144,292,238
Buyback of Shares (net of 26,953 shares of stock retired February 1, 2019)	(137,719)	(681,215)
Balance at December 31, 2018	27,385,133	$143,611,023
Vesting of restricted shares of stock	54,167	—
Buyback of Shares (includes 26,953 shares purchased in 2018, but retired February 1, 2019)	(84,053)	(248,381)
Balance at March 31, 2019	27,355,247	$143,362,642

Through a normal-course issuer bid (“NCIB”) program, the Corporation repurchased 57,100 shares of common stock through the three months ended March 31, 2019. The repurchased stock had an average price of $4.26 per share. The average share price (converted to US$ using a rate of Cdn$1.33 to US$1) on the TSX from January 1, 2019 through the last day of trading on the TSX, March 15, 2019, was $4.22 (for the year ended December 31, 2018, $3.98).

(c)Stock Options

The Corporation maintains a stock option plan for directors, officers, employees and consultants of the Corporation and its subsidiaries. Epsilon shareholders approved the “2007 Stock Option Plan” at a shareholders’ meeting held on July 16, 2007 prior to Epsilon becoming a reporting issuer and listing on the TSX. At the 2010 Annual General Meeting in May 2010 (2010 Annual Meeting), an amendment to the 2007 Stock Option Plan was presented and the plan became the “Amended and Restated 2010 Stock Option Plan.” The Board approved the amendments to the Plan to allow the period for exercise of options in the case of resignation or termination of an optionee to be increased from 10 days following resignation or termination to 30 days following resignation or termination, and in case of retirement, from 30 days to 60 days following retirement. July 9, 2012, the plan was revised by the Board to add a cashless exercise of vested options. This allowed the optionee to effectively exercise and sell the options for the difference between the market value of the stock and the strike price of the options. At the 2017 Annual General Meeting in April 2017, Epsilon’s shareholders approved the Amended and Restated 2017 Stock Option Plan. The Amended and Restated Plan, (i) reduced the maximum number Common Shares available under the Plan from a limit of 10% of the total issued and outstanding

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Common Shares to a fixed maximum of 1,000,000 Common Shares, and (ii) deleted some redundant definitions and clarified existing wording in the Plan.

Through March 31, 2019, the Corporation had issued stock options covering 280,000 Common Shares at an overall average price of $5.01 per Common Share to directors, officers, and employees of the Corporation and its subsidiaries. A maximum amount of 720,000 Common Shares is available for future issuances.

The following table summarizes stock option activity for the three months ended March 31, 2019 and the year ended December 31, 2018:

	Three months ended		Year ended
	March 31, 2019		December 31, 2018
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
Exercise price in US$	Outstanding	Price (1)	Outstanding	Price (1)
Balance at beginning of period	290,750	$5.02	330,750	$5.14
Expired/Forfeited	(10,750)	$5.24	(40,000)	$6.00
Balance at period-end	280,000	$5.01	290,750	$5.02

Exercisable at period-end	241,670	$5.00	210,249	$5.02

(1)	Exercise price has been converted to US$ using the rate of Cdn$1.33 to US$1, the rate on March 15, 2019, the date Epsilon Energy, Ltd was delisted from the TSX.

At March 31, 2019, the Corporation had unrecognized stock based compensation of $20,770 to be recognized over a weighted average period of 0.53 years (at December 31, 2018: $27,877 over 1.1 years). The aggregate intrinsic value at March 31, 2019 was $53,250 (at December 31, 2018: $58,664). For the three months ended March 31, 2019 $6,301 of stock compensation expense was recognized (for the three months ended March 31, 2018, $25,644).

The average share price during the three months ended March 31, 2019 was $4.22 (for the year ended December 31, 2018: $3.98).

During the three months ended March 31, 2019 and the year ended December 31, 2018, the Corporation awarded no stock options.

(d)Share Compensation Plan

A Share Compensation Plan (the “Plan”) was adopted by the Board on April 13, 2017 and approved by the shareholders at the Annual General Meeting in April, 2017. The Plan provides that designated participants may, as determined by the Board, be issued Common Shares in an amount up to 100% of the participant’s compensation paid by the Corporation in consideration of the participant’s service for the Current Year divided by the market price of the Common Shares on the NASDAQ at the date of issuance of the Common Shares in the Current Year.

For the three months ended March 31, 2019 no shares of Restricted Stock were awarded. For the year ended December 31, 2018, 174,500 common shares of Restricted Stock were awarded to the Corporation’s officers, employees, and board of directors. These shares vest over a three year period, with one-third of the shares being issued per period on the anniversary of the award resolution. The vesting of the shares is contingent on the individuals’ continued employment or service. The Corporation determined the fair value of the granted Restricted Stock based on the market price of the common shares of the Corporation on the date of grant. Stock compensation expense for the granted Restricted Stock is

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

recognized over the vesting period. Stock compensation expense recognized during the three months ended March 31, 2019 was $127,419 (for the three months ended March 31, 2018, $57,403).

The following table summarizes Restricted Stock activity for the three months ended March 31, 2019, and the year ended December 31, 2018:

	Three months ended		Year ended
	March 31, 2019		December 31, 2018
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Remaining Life	Shares	Remaining Life
	Outstanding	(years)	Outstanding	(years)
Balance non-vested Restricted Stock at beginning of period	282,833	2.56	162,500	1.87
Granted	—	—	174,500	3.00
Vested	—	—	(54,167)	—
Balance non-vested Restricted Stock at end of period	282,833	1.55	282,833	2.56

6.    Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes certain transactions that have generally been reported in the condensed consolidated statements of changes in shareholders’ equity, including translation gains (losses) related to the convertible debentures that will remain frozen in accumulated other comprehensive income until such time Epsilon Energy Ltd. is liquidated. Activity within Accumulated other comprehensive income (loss) for the three months ended March 31, 2019 and 2018 consisted of the following:

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$9,797,930	$9,913,236
Translation gain (loss) other	10,792	(56,509)
	$9,808,722	$9,856,727

7.  Income Taxes

Income tax provisions for the three months ended March 31, 2019 and 2018 are as follows:

	Three months ended March 31,
	2019	2018
Current:
Federal	$—	$858,406
State	—	290,410
Total current income tax expense	—	1,148,816
Deferred:
Federal	537,040	(214,084)
State	209,556	52,310
Total deferred tax expense (benefit)	746,596	(161,774)
Income tax expense	$746,596	$987,042

We file federal income tax returns in the United States and Canada, and various returns in state and local jurisdictions.

We believe we have appropriate support for the income tax positions taken and to be taken on our tax returns and that the accruals for tax liabilities are adequate for all open years based on our assessment of various factors including past experience and interpretations of tax law applied to the facts of each matter. The Company's tax returns are open to audit under the statute of limitations for the years ending December 31, 2015 through December 31, 2018. To the extent we utilize net operating losses generated in earlier years, such earlier years may also be subject to audit.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Our effective tax rate will typically differ from the statutory federal rate primarily as a result of state income taxes and the valuation allowance against the Canadian net operating loss. The effective tax rate for the three months ended March 31, 2019 was higher than the statutory federal rate as a result of the state income taxes and the valuation allowance against the Canadian net operating loss.

8.    Commitments and Contingencies

The Corporation’s future minimum lease commitments as of March 31, 2019 are summarized in the following table:

Year ended
December 31,	Payments
2019	60,562
2020	6,729
$67,291

The Corporation enters into commitments for capital expenditures in advance of the expenditures being made. As of March 31, 2019, we had no commitments for capital expenditures.

Litigation

The Corporation is not currently involved in any litigation. Management is of the opinion that the potential for litigation is remote, without merit and would not have a material adverse impact on the Corporation’s financial position or results of operations.

9.    Net Income Per Share

Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed based upon the weighted-average number of common shares outstanding during the period plus the assumed issuance of common shares for all potentially dilutive securities.

The net income used in the calculation of basic and diluted net income per share is as follows:

	Three months ended March 31,
	2019	2018
Net income available to shareholders	$1,373,676	$2,159,227

In calculating the net income per share, basic and diluted, the following weighted-average shares were used:

	Three months ended March 31,
	2019	2018
Basic weighted-average number of shares outstanding	27,392,755	27,521,504
Dilutive stock options	12,204	11,053
Unvested restricted shares granted	3,415	—
Diluted weighted average shares outstanding	27,408,374	27,532,557

We excluded the following shares from the diluted EPS because their inclusion would have been anti-dilutive.

	Three months ended March 31,
	2019	2018
Anti dilutive options	267,796	279,697
Anti dilutive unvested restricted shares	279,418	162,500
Total Anti-dilutive shares	547,214	442,197

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

10.    Operating Segments

Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision-maker. The chief operating decision-maker, who is responsible for allocating resources and assessing performance of the operating segments, has been identified as executive management. Segment performance is evaluated based on operating profit or loss as shown in the table below. Interest income and expense, and income taxes are managed separately on a group basis.

The Corporation’s reportable segments are as follows:

a.	The Upstream segment activities include acquisition, development and production of oil, natural gas, and other liquid reserves on properties within the United States;
b.	The Gas Gathering segment partners with two other companies to operate a natural gas gathering system; and
c.	The Canada segment activities include corporate listing and governance functions of the Corporation.

	Upstream		Gas Gathering	Canada	Corporate		Elimination	Consolidated
As at and for the three months ended March 31, 2019
Operating revenue
Natural gas	$5,434,935		$—	$—	$—		$—	$5,434,935
Natural gas liquids	13,491		—	—	—		—	13,491
Oil and condensate	59,237		—	—	—		—	59,237
Gathering and compression fees	—		2,701,244	—	—		(262,893)	2,438,351
Total operating revenue	$5,507,663	(1)	$2,701,244	$—	$—		$(262,893)	7,946,014

Net earnings for the period	$2,435,906		$1,653,297	$—	$(2,715,527)	(3)	—	$1,373,676
Operating costs	1,718,293		575,680	—	—		(262,893)	2,031,080
Depletion, deprec., amortization and accretion	1,353,464		472,267	—	—		—	1,825,731

Segment assets	$75,381,033		$14,813,978	$194,166	$—		—	$90,389,178
Capital expenditures(2)	2,186,828		25,109	—	—		—	2,211,937
Proved properties	35,048,675		—	—	—		—	35,048,675
Unproved properties	20,357,273		—	—	—		—	20,357,273
Gathering system	—		12,456,159	—	—		—	12,456,159
Other property and equipment	—		—	—	—		—	—

As at and for the three months ended March 31, 2018
Operating revenue
Natural gas	$4,846,187		$—	$—	$—		$—	$4,846,187
Natural gas liquids	28,879		—	—	—		—	28,879
Oil and condensate	126,730		—	—	—		—	126,730
Gathering and compression fees	—		3,094,473	—	—		(318,267)	2,776,206
Total operating revenue	$5,001,796	(1)	$3,094,473	$—	$—		$(318,267)	7,778,002

Net earnings for the period	$1,751,278		$1,876,127	$—	$(1,468,178)	(3)	$—	$2,159,227
Operating costs	1,930,214		748,031	—	—		(318,267)	2,359,978
Depletion, deprec., amortization and accretion	1,320,304		470,315	—	—		—	1,790,619

Segment assets	$65,134,646		$20,492,688	$2,071,071	$—		$—	$87,698,405
Capital expenditures(2)	293,140		(8,728)	—	—		—	284,412
Proved properties	38,772,503		—	—	—		—	38,772,503
Unproved properties	17,616,070		—	—	—		—	17,616,070
Gathering system	—		14,179,631	—	—		—	14,179,631
Other property and equipment	136		—	—	—		—	136

(1)

Segment operating revenue represents revenues generated from the operations of the segment. Inter-segment sales during the three months ended March 31, 2019 and 2018 have been eliminated upon consolidation. For the three months ended March 31, 2019, Epsilon sold natural gas to 20 unique customers. The two customers over 10% comprised 53% and 34% of total revenue. For the three months ended March 31, 2018, Epsilon sold natural gas to 19 unique customers. The three customers over 10% comprised 47%, 18% and 14% of total revenue.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

(2)

Capital expenditures for Upstream segment consist primarily of the acquisition of properties, and the drilling and completing of wells while Gas Gathering consists of expenditures relating to the expansion and completion of the gathering and compression facility.

(3)

Segment reporting for net earnings for the period does not include non-monetary compensation, general and administrative expense, interest income, interest expense, both gains and (losses) on derivative contracts, or income tax amounts as they are managed on a group basis and are instead included in the corporate column for reconciliation purposes.

11.    Risk Management Activities

Commodity Price Risks

Epsilon engages in price risk management activities from time to time. These activities are intended to manage Epsilon’s exposure to fluctuations in commodity prices for natural gas by securing fixed price contracts for a portion of expected sales volumes.

Inherent in the Corporation’s fixed price contracts, are certain business risks, including market risk and credit risk. Market risk is the risk that the price of oil and natural gas will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the Corporation’s counterparty to a contract. The Corporation does not currently require collateral from any of its counterparties nor do its counterparties require collateral from the Corporation.

The Corporation enters into certain commodity derivative instruments, including fixed price swaps, basis swaps and costless collars, to mitigate commodity price risk associated with a portion of its future natural gas production and related cash flows. The natural gas revenues and cash flows are affected by changes in commodity product prices, which are volatile and cannot be accurately predicted. The objective for holding these commodity derivatives is to protect the operating revenues and cash flows related to a portion of the future natural gas sales from the risk of significant declines in commodity prices, which helps ensure the Corporation’s ability to fund the capital budget.

Epsilon has historically elected not to designate any of its commodity derivative contracts as accounting hedges and, accordingly, accounts for these contracts using the mark-to-market accounting method. Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as gain (loss) on derivative contracts on the condensed consolidated statements of operations and comprehensive income (loss). The related cash flow impact is reflected in cash flows from operating activities. During the three months ended March 31, 2019, Epsilon recognized losses on commodity derivative contracts of $510,754. This amount included cash paid on settlements of these contracts of $184,244. For the three months ended March 31, 2018, Epsilon recognized gains of $370,981, which were net of cash received on settlements of natural gas derivative contracts of $106,456.

Commodity Derivative Contracts

Presented below is a summary of Epsilon’s natural gas price and basis swap contracts as of March 31, 2019.

		Weighted Average Price ($/MMbtu)		Fair Value
	Volume		Basis	March 31,
Derivative Type	(Mmbtu)	Swaps	Differential	2019
2019
Fixed price swap	4,287,500	$2.80	$—	(13,020)
Basis swap	4,287,500	$—	$(0.49)	(479,062)
2020
Fixed price swap	3,111,000	$2.73	$—	(16,690)
Basis swap	3,111,000	$—	$(0.47)	(114,761)
				$(623,533)

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

As of March 31, 2019, all of the Corporation’s derivative contracts were with large financial institutions, which are not known to the Corporation to be in default on their derivative positions. The Corporation is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Corporation does not anticipate non-performance by such counterparties. None of the Corporation’s derivative instruments contains credit-risk related contingent features. Derivatives are presented net on the balance sheet as they are subject to the right to offset the liabilities with the assets.

The following table summarizes the gross fair values of our derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on our condensed consolidated balance sheets as of the dates indicated below:

	Fair Value of Derivative Assets
	March 31,	December 31,
	2019	2018
Current
Basis swap	$34,781	$76,075
Fixed price swap	260,239	125,790
Long-term
Basis swap	67,677	—
Fixed price swap	225,619	—
	$588,316	$201,865

	Fair Value of Derivative Liabilities
	March 31,	December 31,
	2019	2018
Current
Basis swap	$(620,143)	$(337,438)
Fixed price swap	(488,838)	(161,450)
Long-term
Basis swap	(76,138)	—
Fixed price swap	(26,730)	—
	$(1,211,849)	$(498,888)

Net Fair Value of Derivatives	$(623,533)	$(297,023)

	Three months ended	Three months ended
	March 31,	March 31,
	2019	2018

Fair value of asset (liability), beginning of year	$(297,023)	$259,544
Gains (losses) on derivative contracts included in earnings	(510,754)	370,981
Settlement of commodity derivative contracts	184,244	(106,456)
Fair value of liability, end of year	$(623,533)	$524,069

12.    Asset Retirement Obligations

Asset retirement obligations were estimated by management based on Epsilon’s net ownership interest in all wells and the gathering system, estimated costs to reclaim and abandon such assets and the estimated timing of the costs to be incurred in future periods.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following tables summarize the changes in asset retirement obligations for the periods indicated:

	Three months ended	Year ended
	March 31,	December 31,
	2019	2018

Balance beginning of period	$1,625,154	$1,646,601
Liabilities from drilling of new wells	2	1,590
Change in estimates	—	(137,490)
Accretion	29,788	114,453
Balance end of period	$1,654,944	$1,625,154

13.   Fair Value Measurements

The methodologies used to determine the fair value of our financial assets and liabilities at March 31, 2019 were the same as those used at December 31, 2018.

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

14. Consolidation of Common Shares

To meet Nasdaq listing standards, the shareholders of the Corporation approved a Consolidation of the issued and outstanding common shares on the basis of one (1) new common share for up to every existing two (2) common shares issued and outstanding immediately prior to the Consolidation, which commenced trading on a post-Consolidation basis on the TSX on December 24, 2018. All share amounts and per share data are presented in these statements on a post-Consolidation basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of trends and significant changes in or results of operations and the financial condition of Epsilon Energy Ltd. and its subsidiaries for the periods presented. This section should be read in conjunction with the unaudited condensed consolidated financial statements as of March 31, 2019 and 2018 and for the three months then ended together with accompanying notes.

Overview

Epsilon is a North American on-shore focused independent oil and gas company engaged in the acquisition, development, gathering and production of oil and gas reserves. Our primary areas of operation are Pennsylvania and Oklahoma. Our assets are concentrated in areas with known hydrocarbon resources, which are conducive to multi-well, repeatable drilling programs.

All of the production from our Pennsylvania acreage (4,138 net) is dedicated to the Auburn Gas Gathering System, or the Auburn GGS, located in Susquehanna County, Pennsylvania for a 15 year term expiring in 2026 under an operating agreement whereby the Auburn GGS owners receive a fixed percentage rate of return on the total capital invested in the construction of the system. We own a 35% interest in the system which is operated by a subsidiary of Williams Partners, LP. In the three months ended March 31, 2019, we paid $0.26 million to the Auburn GGS to gather and treat our 1.8 Bcf of natural gas production in Pennsylvania ($0.32 million for 1.8 Bcf of natural gas in the three months ended March 31, 2018).

Epsilon realized net income of $1.4 million during the three months ended March 31, 2019 as compared to net income of $2.2 million for the three months ended March 31, 2018.

Our common shares trade on the NASDAQ Global Market under the ticker symbol “EPSN.”

Business Strategy

Our ongoing business strategy involves focused targeting of natural gas and oil properties within the United States with the goal of converting our leasehold interests into proved natural gas and oil reserves, followed by production that optimizes cash flow and return on investment.

Since July 2013, we have narrowed our strategic focus to our core upstream and gathering system assets in the Marcellus shale in Pennsylvania, and the Anadarko Basin in Oklahoma, and have divested all non-core properties. As of March 31, 2019, we had $16.6 million in cash, and $23.0 million available on our Credit Facility. Also, we have implemented a number of initiatives operationally that have enhanced the value of our core assets in the Marcellus. These initiatives include working with the operator of our upstream asset to encourage improvements in completion productivity. In addition, we maintain an active dialogue with our gathering system partners with a view toward maximizing the long term value of our gathering assets.

Our strategy is twofold: maximize the value of our integrated Marcellus and Anadarko assets, and evaluate investment opportunities in non-Marcellus petroleum basins with attractive economics at the current commodity strip. When natural gas pricing improves in the Marcellus, we intend to invest capital to increase production from both the lower and upper Marcellus reservoirs. We believe the upper Marcellus has the potential to meaningfully increase our current reserve value.

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

Three months ended March 31, 2019 Highlights

Operational Highlights

Marcellus Shale – Pennsylvania

•During the three months ended March 31, 2019, Epsilon’s realized natural gas price was $2.96 per Mcf, a 17% increase over the three months ended March 31, 2018.

•Total three months ended March 31, 2019 natural gas production of 1.78 Bcf, as compared to 1.84 Bcf during the same period in 2018.

•Marcellus working interest (WI) gas averaged 22.8 MMcf/d for the first three months of 2019.

•Gathered and delivered 24.9 Bcf gross (8.7 Bcf net to Epsilon’s interest) during the first three months of 2019 through the Auburn System which represents approximately 84% of maximum throughput.

Anadarko, NW Stack Trend – Oklahoma

•During the three months ended March 31, 2019, Epsilon’s realized price for all Oklahoma production was $3.93 per Mcfe, a 6.9% decrease over the three months ended March 31, 2018.

•Total production for the three months ended March 31, 2019 included natural gas, oil, and other liquids and was 0.31 Bcfe, a 9% decrease over the same period in 2018.

Non-GAAP Financial Measures-Adjusted EBITDA

Epsilon defines Adjusted EBITDA as earnings before (1) net interest expense, (2) taxes, (3) depreciation, depletion, amortization and accretion expense, (4) impairments of oil and gas, and gathering system properties, (5) non-cash stock compensation expense, and (6) unrealized gains or losses on derivatives. Adjusted EBITDA is not a measure of financial performance as determined under GAAP and should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with GAAP or as a measure of profitability or liquidity.

Additionally, Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. Epsilon has included Adjusted EBITDA as a supplemental disclosure because its management believes that EBITDA provides useful information regarding its ability to service debt and to fund capital expenditures. It further provides investors a helpful measure for comparing operating performance on a "normalized" or recurring basis with the performance of other companies, without giving effect to certain non-cash expenses and other items. This provides management, investors and analysts with comparative information for evaluating the Company in relation to other oil and gas companies providing corresponding non-U.S. GAAP financial measures or that have different financing and capital structures or tax rates. These non-U.S. GAAP financial measures should be considered in addition to, but not as a substitute for, measures for financial performance prepared in accordance with U.S. GAAP. The table below sets forth a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable measure of financial performance calculated under U.S. GAAP and should be reviewed carefully.

(in thousands of dollars)	Three months ended March 31,
	2019	2018
Net income	$1,374	$2,159
Add Back:
Net interest (income) expense	(15)	44
Income tax provision	747	987
Depreciation, depletion, amortization, and accretion	1,826	1,791
Stock based compensation expense	134	83
Net change in unrealized (gain) loss on commodity contracts	327	(264)
Other income	—	—
Adjusted EBITDA	$4,393	$4,800

Results of Operations

Net Operating Revenues

During the three months ended March 31, 2019, revenues increased $0.16 million, or 2.2%, to $7.94 million from $7.78 million during the same period of 2018.

Revenue and volume statistics for the three months ended March 31, 2019 and 2018 were as follows:

(in thousands of dollars)	Three months ended March 31,
	2019	2018
Revenues
Natural gas revenue	$5,435	$4,846
Volume (MMcf)	1,823	1,900
Avg. Price ($/Mcf)	$2.98	$2.55
Exit Rate (MMcfpd)	24.6	23.3
Oil and other liquids revenue	$73	$156
Volume (MBO)	3.1	3.4
Avg. Price ($/Bbl)	$23.81	$46.34
Gathering system revenue	$2,438	$2,776
Total Revenues	$7,946	$7,778

We earn gathering system revenue as a 35% owner of the Auburn Gas Gathering system. This revenue consists of fees paid by Anchor Shippers (parties listed in Anchor Shipper Gas Gathering Agreement for Northern Pennsylvania, including Epsilon Midstream, LLC) and third-party customers of the system to transport gas from the wellhead to the compression facility, and then to the delivery meter at the Tennessee Gas Pipeline. For the three months ended March 31, 2019, approximately 85% of the Auburn GGS revenues earned were gathering fees, while 15% were compression fees. Third-party customers represented approximately 18% of gathering revenues and 7% of compression revenues. For the three months ended March 31, 2018, approximately 89% of the Auburn GGS revenues earned were gathering fees, while 11% were compression fees. Third party customers represented approximately 10% of gathering revenues and 5% of compression revenues. Revenues derived from Epsilon’s production which have been eliminated from gathering system revenues amounted to $0.26 million and $0.32 million respectively for the three months ended March 31, 2019 and 2018.

Upstream natural gas revenue for the three months ended March 31, 2019 increased by $0.6 million, or 12.1%, over the same period in 2018 as a result of higher natural gas prices, but this was offset by slightly lower volumes being produced. Volumes were only slightly lower during the three months ended March 31, 2019 because four wells were brought on-line during this time which partially offset the natural decline of production rates over time that occurred.

Gathering system revenue decreased $0.4 million, or 12.7%, during the three months ended March 31, 2019 over the same period in 2018 due to a 24% decrease in the volumes flowing through the system. This was partially offset by an increase in the gathering and compression rate charged. The gathering rate of the Auburn GGS is determined by a cost of service model whereby the anchor shippers in the system dedicate acreage and reserves to the gas gathering system in exchange for the Auburn GGS owners agreeing to a contractual rate of return on invested capital. The term of this arrangement is 15 years commencing in 2012 and expiring in 2026 with an 18% rate of return. Each year, the Auburn GGS historical and forecast throughput, revenue, operating expenses and capital expenditures are entered into the cost of service model. The model then computes the new gathering rate that will yield the contractual rate of return to the Auburn GGS owners. In 2026, prior to the end of the initial period on December 31, a new agreement governing rates will be negotiated between the Anchor Shippers and the gathering system owners. All else being equal, to the extent that throughput is higher or capital is lower than the preceding year’s forecast, the gathering rate will decline.

Operating Costs

The following table presents total cost and cost per unit of production (Mcfe), including ad valorem, severance, and production taxes for the three and three months ended March 31, 2019 and 2018:

	Three months ended March 31,
(in thousands of dollars)	2019	2018
Lease operating costs	$1,718	$1,930
Gathering system operating costs	313	430
	$2,031	$2,360

Upstream operating costs—Total $/Mcfe	0.93	1.01
Gathering system operating costs $ / Mcf	0.07	0.07

Upstream operating costs consist of lease operating expenses necessary to extract gas and oil, including gathering and treating the oil and gas to ready it for sale.

Gathering system operating costs consist primarily of rental payments for the natural gas fueled compression units. Other significant gathering system operating costs include chemicals (to prevent corrosion and to reduce water vapor in the gas stream), saltwater disposal, measurement equipment / calibration and general project management. The gathering system operating costs and the associated $/Mcf reported include the effects of elimination entries to remove the gas gathering fees billed by the gas gathering system operator to Epsilon’s upstream operations, and the volume associated with those fees. The elimination entries amounted to $0.26 million and $0.32 million for the three months ended March 31, 2019 and 2018, respectively (see Note 10, ‘‘Operating Segments,’’ of the Notes to Unaudited Condensed Consolidated Financial Statements).

Upstream operating costs for the three months ended March 31, 2019 decreased $0.2 million, or 11.0%, from the same period in 2018. The decrease in total cost and $/Mcfe was mainly due to the decrease in volumes produced. Gathering system costs for the three months ended March 31, 2019 decreased $0.1 million over the same period in 2018 because of the decrease in costs related to lower throughput volumes.

Depletion, Depreciation, Amortization and Accretion (“DD&A”)

	Three months ended March 31,
(in thousands of dollars)	2019	2018
Depletion, depreciation, amortization and accretion	$1,826	$1,791

Oil and natural gas and gathering system assets are depleted and depreciated using the units-of-production method aggregating properties on a field basis. For leasehold acquisition costs and the cost to acquire proved and unproved properties, the reserve base used to calculate depreciation and depletion is total proved reserves. For oil and gas development and gathering system costs, the reserve base used to calculate depletion and depreciation is proved developed reserves. A reserve report is prepared as of December 31, each year. The depletion for the first three quarters of the next year is based on the reserve report prepared at the end of the previous year, taking into consideration the limited development of the reserves over these time periods. The fourth quarter depletion is calculated using the reserve volumes from the reserve report prepared as of December 31 of the current year.

Depreciation expense includes amounts pertaining to our office furniture and fixtures, computer hardware and software. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 5 years.

Accretion expense is related to the asset retirement obligations.

As discussed above, DD&A expense for the first three quarters is calculated based on the reserve report from the prior year. During the three months ended March 31, 2019, DD&A expense remained fairly consistent compared to the same period in 2018 mainly due to only minor adjustments to the amount of reserves reported in the December 31, 2018 reserve report as compared to the December 31, 2017 reserve report and insignificant changes in production volumes.

General and Administrative

	Three months ended March 31,
(in thousands of dollars)	2019	2018
General and administrative	$1,473	$808

G&A expenses consist of general corporate expenses such as compensation, legal, accounting and professional fees, consulting services, travel and other related corporate costs such as stock options and restricted stock granted and the related non-cash compensation.

G&A expenses increased by $0.7 million, or 82.4%, during the three months ended March 31, 2019 compared to the same period in 2018, mainly due to the additional costs incurred during the process of delisting from the TSX and listing on the NASDAQ. Also, additional fees were incurred for fulfilling requirements of US reporting, and for closing fees on the renewal of our revolving line of credit.

Interest Expense

	Three months ended March 31,
(in thousands of dollars)	2019	2018
Interest expense	$28	$45

Interest expense relates to the interest on the revolving line of credit.

Interest expense decreased during the three months ended March 31, 2019 due to the paying off of the revolving line of credit in December 2018.

Net Gain (Loss) on Commodity Contracts

	Three months ended March 31,
(in thousands of dollars)	2019	2018
Gain (loss) on derivative contracts	$(511)	$371

For the three months ended March 31, 2019 and 2018, we entered into fixed price swap and basis swap derivative contracts. During the three months ended March 31, 2019 we paid $184,244, and during the three months ended March 31, 2018 we received $106,456 on the settlement of contracts.

Miscellaneous Income (Expense)

	Three months ended March 31,
(in thousands of dollars)	2019	2018
Miscellaneous income	$43	$1

Miscellaneous income consists of interest income and other income.

For the three months ended March 31, 2019 and 2018 miscellaneous income consisted primarily of interest income.

Capital Resources and Liquidity

Cash Flow

The primary source of cash for Epsilon during the three months ended March 31, 2019 and 2018 was funds generated from operations. In addition to operations, the primary uses of cash for the three months ended March 31, 2019 were income tax pre-payments, and acquisitions and development of oil and gas properties. For 2018, funds were mainly used for  operations and development expenditures.

At March 31, 2019, we had a working capital surplus of $15.0 million, an increase of $3.8 million over the $8.5 million surplus at March 31, 2018. The surplus increased over the last year because of the cash that is continually being generated by operations.

Three months ended March 31, 2019 compared to 2018

During the three months ended March 31, 2019, $3.9 million was provided by the Corporation’s operating activities, compared to $2.4 million provided during the same period in 2018, a $1.5 million, and 62.6% increase. The increase was mainly due to the collection of receivables outstanding at December 31, 2018.

The Corporation used $1.5 million of cash for investing activities during the three months ended March 31, 2019. This was spent primarily on leashold costs in Oklahoma and Pennsylvania, and the acquisition of unproved properties in Oklahoma. For the three months ended March 31, 2018, the Corporation used $0.3 million, mainly on leashold and development costs in Oklahoma and Pennsylvania.

The $0.2 million and $0.1 million of cash used for financing activity during the three months ended March 31, 2019 and 2018 respectively was related to the repurchase of common shares of the Corporation.

Credit Agreement

Effective July 30, 2013, our wholly owned subsidiary Epsilon Energy USA entered into a senior secured revolving credit facility. The terms of this agreement include a total commitment of up to $100 million. The current effective borrowing base is $23 million, which is subject to [semi-annual] redetermination. Upon each advance, interest is charged at the rate of LIBOR plus an applicable margin. The applicable margin ranges from 2.75% to 3.75% and is based on the percent of the line of credit utilized. Effective January 7, 2019 the agreement was amended to extend the maturity date to March 1, 2022.

The bank has a first priority security interest in the tangible and intangible assets of Epsilon Energy USA to secure any outstanding amounts under the agreement. Under the terms of the agreement, the Corporation must maintain the following covenants:

•Interest coverage ratio greater than 3 based on income adjusted for interest, taxes and non-cash amounts.

•Current ratio, adjusted for line of credit amounts used and available and non-cash amounts, greater than 1.

•Leverage ratio less than 3.5 based on income adjusted for interest, taxes and non-cash amounts.

We were in compliance with the financial covenants of the agreement as of March 31, 2019 and December 31, 2018.

	Balance at	Balance at
	March 31,	December 31,	Borrowing Base	Interest
	2019	2018	March 31, 2019	Rate
Revolving line of credit	$—	$—	$23,000,000	3 mo. LIBOR + 2.75%

Available borrowing capacity under the credit agreement is $23 million as of May 10, 2019.

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

At March 31, 2019, Epsilon’s outstanding natural gas commodity swap contracts consisted of the following:

		Weighted Average Price ($/MMbtu)
	Volume		Basis	Fair Value of Liability
Derivative Type	(Mmbtu)	Swaps	Differential	March 31, 2019
2019
Fixed price swap	4,287,500	$2.80	$—	(13,020)
Basis swap	4,287,500	$—	$(0.49)	(479,062)
2020
Fixed price swap	3,111,000	$2.73	$—	(16,690)
Basis swap	3,111,000	$—	$(0.47)	(114,761)
	14,797,000			$(623,533)

Contractual Obligations

The following table summarizes Epsilon’s contractual obligations at March 31, 2019:

	Payments Due by Period
		Less than	1 – 3	Greater than
	Total	1 Year	Years	3 Years
Derivative liabilities(1)	1,211,849	1,108,981	102,868	—
Asset retirement obligation, undiscounted	13,934,815	—	—	13,934,815
Capital expenditure commitments	131,184	131,184	—	—
Operating leases	67,291	60,562	6,729	—
Total future commitments	$15,345,139	$1,300,727	$109,597	$13,934,815

________________________

(1)	The liability balance shown represents the gross liability balance of derivative contracts before being offset by contracts in an asset position.

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

Based on current natural gas prices and anticipated levels of production, Epsilon believes that the estimated net cash generated from operations, together with cash on hand and amounts available under our credit agreement, will be adequate to meet future liquidity needs for the next 12 months and beyond, including satisfying our financial obligations and funding our operating and development activities.

Off-Balance Sheet Arrangements

As of March 31, 2019, the Corporation had no off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flow are significantly affected by changes in the market price of commodities. The prices of oil and natural gas can fluctuate widely and are influenced by numerous factors such as demand, production levels, world political and economic events, and the strength of the US dollar relative to other currencies. Should the price of oil or natural gas decline substantially, the value of our assets could fall dramatically, impacting our future options and exploration and development activities, along with our gas gathering system revenues. In addition, our operations are exposed to market risks in the ordinary course of our business, including interest rate and certain exposure as well as risks relating to changes in the general economic conditions in the United States.

Gathering System Revenue Risk

The Auburn Gas Gathering System lies within the Marcellus Basin with historically high levels of recoverable reserves and low cost of production. We believe that a short term low commodity price environment will not significantly impact the reserves produced and thus the revenue of our gas gathering system.

Interest Rate Risk

Market risk is estimated as the change in fair value resulting from a hypothetical 100 basis point change in the interest rate on the outstanding balance under our credit agreement. The credit agreement allows us to fix the interest rate for all or a portion of the principal balance for a period up to three months. To the extent that the interest rate is fixed, interest rate changes affect the instrument’s fair market value but do not affect results of operations or cash flows. Conversely, for the portion of the credit agreement that has a floating interest rate, interest rate changes will not affect the fair market value but will affect future results of operations and cash flows.

At March 31, 2019, the outstanding principal balance under the credit agreement was nil.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding erquired disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of March 31, 2019 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Corporation is not currently involved in any litigation.

ITEM 1A. RISK FACTORS

Risk factors relating to the Corporation are contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. No material change to such risk factors has occurred during the three months ended March 31, 2019.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. —EXHIBITS

Exhibit No.	Description of Exhibit

31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

101.INS(a)	XBRL Instance Document.

101.SCH(a)	XBRL Schema Document.

101.CAL(a)	XBRL Calculation Linkbase Document.

101.DEF(a)	XBRL Definition Linkbase Document.

101.LAB(a)	XBRL Labels Linkbase Document.

101.PRE(a)	XBRL Presentation Linkbase Document.

___________________

(a)	Filed herewith.

(b)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Epsilon Energy Ltd.
(Registrant)

Date: May 14, 2019	By:	/s/ B. Lane Bond
B. Lane Bond
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)