Form 10-Q
period 2019-06-30
Epsilon Energy Ltd.
filed 2019-08-16
CIK 1726126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, no par value	“EPSN”	NASDAQ Global Market

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

As of August 14, 2019 there were 27,355,247 Common Shares outstanding.

EXPLANATORY NOTE

Due to an error on the part of our service provider, this 10-Q is being filed today, August 16, 2019, as soon as possible after the discovery that our June 30, 2019 Quarterly Report on Form 10-Q had not been filed on EDGAR as instructed on August 6, 2019. All certifications are as of August 16, 2019.

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

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$16,614,863	$14,401,257
Accounts receivable	3,568,847	5,042,134
Fair value of derivatives	904,978	—
Prepaid income taxes	738,428	205,711
Other current assets	307,120	244,233
Total current assets	22,134,236	19,893,335
Non-current assets
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	120,717,787	118,851,574
Unproved properties	20,917,172	19,498,666
Accumulated depletion, depreciation, and amortization	(86,558,323)	(83,807,401)
Total oil and gas properties, net	55,076,636	54,542,839
Gathering system	41,286,472	41,040,847
Accumulated depletion, depreciation, and amortization	(29,109,908)	(28,137,573)
Total gathering system, net	12,176,564	12,903,274
Total property and equipment, net	67,253,200	67,446,113
Other assets:
Restricted cash	558,990	558,261
Fair value of derivatives	834,813	—
Prepaid drilling costs	2,101,510	—
Total non-current assets	70,748,513	68,004,374
Total assets	$92,882,749	$87,897,709

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable trade	$3,088,624	$2,585,324
Royalties payable	1,111,748	1,300,539
Other accrued liabilities	409,835	2,156,304
Fair value of derivatives	—	297,023
Total current liabilities	4,610,207	6,339,190
Non-current liabilities
Asset retirement obligation	1,688,775	1,625,154
Deferred income taxes	12,382,506	9,989,278
Total non-current liabilities	14,071,281	11,614,432
Total liabilities	18,681,488	17,953,622
Commitments and contingencies (See Note 8)
Shareholders' equity
Common shares, no par value, unlimited shares authorized and 27,355,247 shares and 27,385,133 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	143,362,642	143,705,441
Treasury shares 237,189 shares and 26,953 shares outstanding at June 30, 2019 and December 31, 2018, respectively	(985,264)	(94,418)
Additional paid-in capital	6,786,469	6,519,028
Accumulated deficit	(84,772,360)	(89,983,894)
Accumulated other comprehensive income	9,809,774	9,797,930
Total shareholders' equity	74,201,261	69,944,087
Total liabilities and shareholders' equity	$92,882,749	$87,897,709

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues:
Oil, gas, NGLs and condensate revenue	$4,498,478	$3,600,737	$10,006,141	$8,602,533
Gas gathering and compression revenue	2,265,094	2,564,117	4,703,445	5,340,323
Total revenue	6,763,572	6,164,854	14,709,586	13,942,856

Operating costs and expenses:
Lease operating expenses	1,583,895	1,591,394	3,302,188	3,521,608
Gathering system operating expenses	238,886	286,290	551,673	716,054
Development geological and geophysical expenses	83,748	—	83,748	—
Depletion, depreciation, amortization, and accretion	1,953,171	1,681,475	3,778,903	3,472,094
General and administrative expenses:
Stock based compensation expense	133,721	88,912	267,441	171,959
Other general and administrative expenses	921,307	740,664	2,260,868	1,465,538
Total operating costs and expenses	4,914,728	4,388,735	10,244,821	9,347,253
Operating income	1,848,844	1,776,119	4,464,765	4,595,603

Other income and (expense):
Interest income	46,598	1,525	89,289	2,432
Interest expense	(29,010)	(50,514)	(56,619)	(95,910)
Gain (loss) on derivative contracts	2,734,988	(845,067)	2,224,234	(474,086)
Other income	930,258	12,149	930,281	12,442
Other income (expense), net	3,682,834	(881,907)	3,187,185	(555,122)

Income before tax expense	5,531,678	894,212	7,651,950	4,040,481
Income tax expense	1,693,820	331,904	2,440,416	1,318,946
NET INCOME	$3,837,858	$562,308	$5,211,534	$2,721,535
Currency translation adjustments	1,052	(34,188)	11,844	(90,697)
NET COMPREHENSIVE INCOME	$3,838,910	$528,120	$5,223,378	$2,630,838

Net income per share, basic	$0.14	$0.02	$0.19	$0.10
Net income per share, diluted	$0.14	$0.02	$0.19	$0.10
Weighted average number of shares outstanding, basic	27,355,247	27,480,912	27,373,897	27,501,096
Weighted average number of shares outstanding, diluted	27,397,609	27,492,180	27,402,794	27,512,258

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

				Accumulated
				Other		Total
	Share	Treasury	Additional	Comprehensive	Accumulated	Shareholders'
	Capital	Shares	paid-in Capital	Income	Deficit	Equity
Balance at December 31, 2018	$143,705,441	$(94,418)	$6,519,028	$9,797,930	$(89,983,894)	$69,944,087
Net income	—	—	—	—	1,373,676	1,373,676
Stock-based compensation expenses	—	—	133,720	—	—	133,720
Retirement of common shares	(94,418)	94,418	—	—	—	—
Buyback and retirement of common shares	(248,381)	—	—	—	—	(248,381)
Other comprehensive income	—	—	—	10,792	—	10,792
Balance at March 31, 2019	$143,362,642	$—	$6,652,748	$9,808,722	$(88,610,218)	$71,213,894
Net income	—	—	—	—	3,837,858	3,837,858
Stock-based compensation expenses	—	—	133,721	—	—	133,721
Buyback of 237,189 common shares	—	(985,264)	—	—	—	(985,264)
Other comprehensive income	—	—	—	1,052	—	1,052
Balance at June 30, 2019	$143,362,642	$(985,264)	$6,786,469	$9,809,774	$(84,772,360)	$74,201,261

				Accumulated
				Other		Total
	Share	Treasury	Additional	Comprehensive	Accumulated	Shareholders'
	Capital	Shares	paid-in Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2017	144,292,238	—	6,171,525	9,913,236	(96,645,954)	63,731,045
Net income	—	—	—	—	2,159,227	2,159,227
Stock-based compensation expenses	—	—	83,047	—	—	83,047
Buyback and retirement of common shares	(71,582)	—	17,270	—	—	(54,312)
Other comprehensive loss	—	—	—	(56,509)	—	(56,509)
Balance at March 31, 2018	$144,220,656	$—	$6,271,842	$9,856,727	$(94,486,727)	$65,862,498
Net income	—	—	—	—	562,308	562,308
Stock-based compensation expenses	—	—	88,912	—	—	88,912
Buyback and retirement of common shares	(188,988)	—	—	—	—	(188,988)
Other comprehensive loss	—	—	—	(34,188)	—	(34,188)
Balance at June 30, 2018	$144,031,668	$—	$6,360,754	$9,822,539	$(93,924,419)	$66,290,542

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$5,211,534	$2,721,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	3,778,903	3,472,094
(Gain) loss on derivative contracts	(2,224,234)	474,086
Cash received from settlements of derivative contracts	187,420	119,373
Stock-based compensation expense	267,441	171,958
Deferred income tax expense (benefit)	2,393,228	(436,232)
Changes in current assets and liabilities:
Accounts receivable	1,473,287	297,151
Prepaid income taxes and other current assets	(595,604)	(659,010)
Accounts payable, royalties payable and other accrued liabilities	(1,526,708)	(1,747,626)
Other long-term liabilities	—	45,408
Net cash provided by operating activities	8,965,267	4,458,737
Cash flows from investing activities:
Acquisition of unproved oil and gas properties	(596,500)	(260,000)
Additions to unproved oil and gas properties	(822,006)	(295,281)
Additions to proved oil and gas properties	(1,846,040)	324,526
Additions to gathering system properties	(163,075)	(65,471)
Changes in prepaid drilling costs	(2,101,510)	—
Changes in restricted cash	(729)	(539)
Net cash used in investing activities	(5,529,860)	(296,765)
Cash flows from financing activities:
Buyback of common shares	(1,233,645)	(243,300)
Repayment of revolving line of credit	—	(2,000,000)
Net cash used in financing activities	(1,233,645)	(2,243,300)
Effect of currency rates on cash and cash equivalents	11,844	(90,697)
Increase in cash and cash equivalents	2,213,606	1,827,975
Cash and cash equivalents, beginning of year	14,401,257	9,998,853
Cash and cash equivalents, end of period	$16,614,863	$11,826,828

Supplemental cash flow disclosures:
Income taxes paid	$733,200	$3,505,493
Interest paid	$60,401	$95,910

Non-cash investing activities:
Change in proved properties accrued in accounts payable and accrued liabilities	$12,198	$(5,000)
Change in gathering system accrued in accounts payable and accrued liabilities	$82,550	$5,917
Asset retirement obligation asset additions and adjustments	$7,975	$395

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

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

In May 2014, the FASB issued ASU 2014-09, ‘‘Revenue from Contracts with Customers’’ (ASU 2014-09), which will require entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will supersede most current guidance related to revenue recognition when it becomes effective. The new standard also will require expanded disclosures regarding the nature, amount, timing and certainty of revenue and cash flows from contracts with customers. In August 2015, the FASB issued ASU 2015-14, ‘‘Revenue from Contracts with Customers’’ (‘‘ASU 2015-14’’), which approved a one-year delay of the standard’s effective date. In accordance with ASU 2015-14, the standard is effective for the Corporation for annual reporting periods beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019, and early adoption is permitted. The new standard permits adoption through the use of either the full retrospective approach or a modified retrospective approach. In May 2016, the FASB issued ASU 2016-11 which rescinds certain SEC guidance in the ASC, including guidance related to the use of the ‘‘entitlements’’ method of revenue recognition. Epsilon did not early-adopt ASU 2014-09. Also, in May 2016, the FASB issued ASU No. 2016-12, ‘‘Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients’’ (ASU 2016-12). The amendments under this ASU provide clarifying guidance in certain narrow areas and adds some practical expedients. These amendments are also effective at the same date that ASU 2014-09 is effective. Additionally, in March 2016, the FASB issued ASU No. 2016-08, ‘‘Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).’’ Epsilon is currently determining the impacts of the new standard on our sales contract portfolio. Our approach includes performing a detailed review of key contracts representative of our business and comparing historical accounting policies and practices to the new standard. We will complete our review during the final two quarters of 2019.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

3.     Property and Equipment

The following table summarizes the Corporation’s property and equipment as at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	$120,717,787	$118,851,574
Unproved properties	20,917,172	19,498,666
Accumulated depletion, depreciation, and amortization	(86,558,323)	(83,807,401)
Total oil and gas properties, net	55,076,636	54,542,839
Gathering system	41,286,472	41,040,847
Accumulated depletion, depreciation, and amortization	(29,109,908)	(28,137,573)
Total gathering system, net	12,176,564	12,903,274
Total property and equipment, net	$67,253,200	$67,446,113

Property Additions and Acquisitions

During the six months ended June 30, 2019 and the year ended December 31, 2018, the Corporation acquired additional acres in the Anadarko Basin for $596,500 and $260,000, respectively. Included in additions to proved oil and gas properties for the year ended December 31, 2018 was an approximately $0.5 million cash call refund for wells previously drilled.

Property Impairment

At June 30, 2019 and December 31, 2018, the Corporation evaluated its proved and unproved oil and gas properties, and its gathering system assets for impairment. As a result of these assessments, no impairment was required as of June 30, 2019 and December 31, 2018.

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

The Corporation was in compliance with the financial covenants of the Credit Facility as of June 30, 2019 and December 31, 2018 and we expect to be in compliance with the financial covenants for the next 12 months.

A commitment fee of 0.50% is assessed quarterly on the daily average unused borrowing base on the Credit Facility.

	Balance at	Balance at
	June 30,	December 31,	Current	Interest Rate
	2019	2018	Borrowing Base	3 mo.
Revolving line of credit	$—	$—	$23,000,000	LIBOR + 2.75% (1)

(1)	At June 30, 2019, the weighted average interest rate was 5.1%.

5.    Shareholders’ Equity

(a)Authorized shares

The Corporation is authorized to issue an unlimited number of Common Shares with no par value and an unlimited number of Preferred Shares with no par value.

(b)Issued

The following table summarizes the components of share capital for the six months ended June 30, 2019 and the year ended December 31, 2018.

	Number of shares
	issued	Amount
Balance at January 1, 2018	27,522,852	$144,292,238
Buyback and retirement of common shares	(137,719)	(586,797)
Balance at December 31, 2018	27,385,133	$143,705,441
Vesting of restricted shares of stock	54,167	—
Retirement of treasury shares	(26,953)	(94,418)
Buyback and retirement of common shares	(57,100)	(248,381)
Balance at June 30, 2019	27,355,247	$143,362,642

Through a normal-course issuer bid (“NCIB”) program through the TSX, which expired February 28, 2019, the Corporation repurchased and retired 57,100 shares of common stock through the six months ended June 30, 2019. The repurchased stock had an average price of $4.26 per share. The average share price (converted to US$ using a rate of Cdn$1.33 to US$1) on the TSX from January 1, 2019 through the last day of trading on the TSX, March 15, 2019, was $4.22 (for the year ended December 31, 2018, $3.98).

(c)Purchases of Equity Shares

Commencing on May 20, 2019, the Corporation entered into a share repurchase program on the NASDAQ conducted in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934. The Corporation is authorized to repurchase up to 1,367,762 of its outstanding common shares, representing 5% of the outstanding common shares of Epsilon as of May 20, 2019, for an aggregate purchase price of not more than $2.5 million. The program will

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

end on May 19, 2020 unless the maximum amount of common shares is purchased before then or Epsilon provides earlier notice of termination.

Repurchases may be made at management’s discretion from time to time through the facilities of the NASDAQ Global Market. The price paid for the common shares will be, subject to applicable securities laws, the prevailing market price of such common shares on the NASDAQ Global Market at the time of such purchase. The Corporation intends to fund the purchase out of available cash and does not expect to incur debt to fund the share repurchase program.

The following table contains information about our acquisition of equity securities during the three months ended June 30, 2019:

			Total number	Maximum number
			of shares	of shares that
			purchased as	may yet be
	Total number	Average price	part of publicly	purchased under
	of shares	paid per	announced plans	the plans or
	purchased	share	or programs	programs
Beginning balance at April 1, 2019			—	1,367,762
April 2019	—	$—
May 2019	16,148	$4.17
June 2019	221,041	$4.12
Total for the three months ended June 30, 2019	237,189	$4.13	237,189	1,130,573

(d)Stock Options

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

Through June 30, 2019, the Corporation had issued stock options covering 280,000 Common Shares at an overall average price of $5.01 per Common Share to directors, officers, and employees of the Corporation and its subsidiaries. A maximum amount of 720,000 Common Shares is available for future issuances.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table summarizes stock option activity for the six months ended June 30, 2019 and the year ended December 31, 2018:

	Six months ended		Year ended
	June 30, 2019		December 31, 2018
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
Exercise price in US$	Outstanding	Price (1)	Outstanding	Price (1)
Balance at beginning of period	290,750	$5.02	330,750	$5.14
Expired/Forfeited	(10,750)	$5.24	(40,000)	$6.00
Balance at period-end	280,000	$5.01	290,750	$5.02

Exercisable at period-end	241,670	$5.00	210,249	$5.02

(1)	Exercise price has been converted to US$ using the rate of Cdn$1.33 to US$1, the rate on March 15, 2019, the date Epsilon Energy, Ltd was delisted from the TSX.

At June 30, 2019, the Corporation had unrecognized stock based compensation of $14,469 to be recognized over a weighted average period of 0.40 years (at December 31, 2018: $27,877 over 1.1 years). The aggregate intrinsic value at June 30, 2019 was $39,500 (at December 31, 2018: $58,664). For the three and six months ended June 30, 2019, $6,301 and $12,602, respectively,  of stock compensation expense was recognized (for the three and six months ended June 30, 2018, $25,108 and $50,752, respectively).

The average share price during the six months ended June 30, 2019 was $4.21 (for the year ended December 31, 2018: $3.98).

During the six months ended June 30, 2019 and the year ended December 31, 2018, the Corporation awarded no stock options.

(e)Share Compensation Plan

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

For the six months ended June 30, 2019 no shares of Restricted Stock were awarded. For the year ended December 31, 2018, 174,500 common shares of Restricted Stock were awarded to the Corporation’s officers, employees, and board of directors. These shares vest over a three year period, with one-third of the shares being issued per period on the anniversary of the award resolution. The vesting of the shares is contingent on the individuals’ continued employment or service. The Corporation determined the fair value of the granted Restricted Stock based on the market price of the common shares of the Corporation on the date of grant. Stock compensation expense for the granted Restricted Stock is recognized over the vesting period. Stock compensation expense recognized during the three and six months ended June 30, 2019 was $127,420 and $254,839, respectively (for the three and six months ended June 30, 2018, $63,803 and $121,207, respectively).

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table summarizes Restricted Stock activity for the six months ended June 30, 2019, and the year ended December 31, 2018:

	Six months ended		Year ended
	June 30, 2019		December 31, 2018
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Remaining Life	Shares	Remaining Life
	Outstanding	(years)	Outstanding	(years)
Balance non-vested Restricted Stock at beginning of period	282,833	2.56	162,500	1.87
Granted	—	—	174,500	3.00
Vested	—	—	(54,167)	—
Balance non-vested Restricted Stock at end of period	282,833	1.30	282,833	2.56

6.    Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes certain transactions that have generally been reported in the condensed consolidated statements of changes in shareholders’ equity, including translation gains (losses) related to the convertible debentures that will remain frozen in accumulated other comprehensive income until such time Epsilon Energy Ltd. is liquidated. Activity within Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018 consisted of the following:

	Three months ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$9,808,722	$9,856,727	$9,797,930	$9,913,236
Translation gain (loss) other	1,052	(34,188)	11,844	(90,697)
Balance at end of period	$9,809,774	$9,822,539	$9,809,774	$9,822,539

7.  Income Taxes

Income tax provisions for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Current:
Federal	$—	$447,258	$—	$1,305,664
State	47,188	159,104	47,188	449,514
Total current income tax expense	47,188	606,362	47,188	1,755,178
Deferred:
Federal	1,228,821	(237,557)	1,765,861	(451,641)
State	417,811	(36,901)	627,367	15,409
Total deferred tax expense (benefit)	1,646,632	(274,458)	2,393,228	(436,232)
Income tax expense	$1,693,820	$331,904	$2,440,416	$1,318,946

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

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Our effective tax rate will typically differ from the statutory federal rate primarily as a result of state income taxes and the valuation allowance against the Canadian net operating loss. The effective tax rate for the three and six months ended June 30, 2019 was higher than the statutory federal rate as a result of the state income taxes and the valuation allowance against the Canadian net operating loss.

8.    Commitments and Contingencies

The Corporation’s future minimum lease commitments as of June 30, 2019 are summarized in the following table:

Year ended
December 31,	Payments
2019	40,375
2020	6,729
$47,104

The Corporation enters into commitments for capital expenditures in advance of the expenditures being made. As of June 30, 2019, we had $12.9 million committed for capital expenditures.

Litigation

The Corporation is not currently involved in any litigation. Management is of the opinion that the potential for litigation is remote and would not have a material adverse impact on the Corporation’s financial position or results of operations.

9.    Net Income Per Share

Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed based upon the weighted-average number of common shares outstanding during the period plus the assumed issuance of common shares for all potentially dilutive securities.

The net income used in the calculation of basic and diluted net income per share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income available to shareholders	$3,837,858	$562,308	$5,211,534	$2,721,535

In calculating the net income per share, basic and diluted, the following weighted-average shares were used:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Basic weighted-average number of shares outstanding	27,355,247	27,480,912	27,373,897	27,501,096
Dilutive stock options	12,042	11,268	12,123	11,162
Unvested restricted shares granted	30,320	—	16,774	—
Diluted weighted average shares outstanding	27,397,609	27,492,180	27,402,794	27,512,258

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

We excluded the following shares from the diluted EPS because their inclusion would have been anti-dilutive.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Anti-dilutive options	267,958	290,750	267,877	279,588
Anti-dilutive unvested restricted shares	252,513	162,500	266,059	162,500
Total Anti-dilutive shares	520,471	453,250	533,936	442,088

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

The Corporation’s reportable segments are as follows:

a.	The Upstream segment activities include acquisition, development and production of oil, natural gas, and other liquid reserves on properties within the United States;
b.	The Gas Gathering segment partners with two other companies to operate a natural gas gathering system; and
c.	The Canada segment activities include corporate listing and governance functions of the Corporation.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Segment activity as at, and for the six months ended June 30, 2018 and 2019 is as follows:

	Upstream		Gas Gathering	Corporate		Elimination	Consolidated
As at and for the six months ended June 30, 2019
Operating revenue
Natural gas	$9,764,948		$—	$—		$—	$9,764,948
Natural gas liquids	64,351		—	—		—	64,351
Oil and condensate	176,842		—	—		—	176,842
Gathering and compression fees	—		5,280,875	—		(577,430)	4,703,445
Total operating revenue	$10,006,141	(1)	$5,280,875	$—		$(577,430)	14,709,586

Net earnings for the period	$3,813,723		$3,179,351	$(1,781,540)	(3)	—	$5,211,534
Operating costs	3,302,188		1,129,103	—		(577,430)	3,853,861
Development geological and geophysical expenses	83,748		—	—		—	83,748
Depletion, deprec., amortization and accretion	2,806,482		972,421	—		—	3,778,903

Segment assets	$77,864,851		$14,855,403	$162,495		—	$92,882,749
Capital expenditures(2)	3,276,744		245,625	—		—	3,522,369
Proved properties	34,159,464		—	—		—	34,159,464
Unproved properties	20,917,172		—	—		—	20,917,172
Gathering system	—		12,176,564	—		—	12,176,564

As at and for the six months ended June 30, 2018
Operating revenue
Natural gas	$8,259,972		$—	$—		$—	$8,259,972
Natural gas liquids	125,404		—	—		—	125,404
Oil and condensate	217,157		—	—		—	217,157
Gathering and compression fees	—		5,916,854	—		(576,531)	5,340,323
Total operating revenue	$8,602,533	(1)	$5,916,854	$—		$(576,531)	13,942,856

Net earnings for the period	$2,519,144		$3,713,956	$(3,511,565)	(3)	$—	$2,721,535
Operating costs	3,521,608		1,292,585	—		(576,531)	4,237,662
Depletion, deprec., amortization and accretion	2,561,781		910,313	—		—	3,472,094

Segment assets	$64,631,362		$18,803,503	$1,781,286		$—	$85,216,150
Capital expenditures(2)	235,755		59,554	—		—	295,309
Proved properties	37,073,228		—	—		—	37,073,228
Unproved properties	18,006,834		—	—		—	18,006,834
Gathering system	—		13,778,617	—		—	13,778,617
Other property and equipment	55		—	—		—	55

(1)

Segment operating revenue represents revenues generated from the operations of the segment. Inter-segment sales during the six months ended June 30, 2019 and 2018 have been eliminated upon consolidation. For the six months ended June 30, 2019, Epsilon sold natural gas to 22 unique customers. The three customers over 10% comprised 48%, 25% and 16% of total revenue. For the six months ended June 30, 2018, Epsilon sold natural gas to 25 unique customers. The three customers over 10% comprised 43%,  11% and 11% of total revenue.

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

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Segment activity for the three months ended June 30, 2018 and 2019 is as follows:

	Upstream		Gas Gathering	Corporate		Elimination	Consolidated
For the three months ended June 30, 2019
Operating revenue
Natural gas	$4,330,013		$—	$—		$—	$4,330,013
Natural gas liquids	50,860		—	—		—	50,860
Oil and condensate	117,605		—	—		—	117,605
Gathering and compression fees	—		2,579,631	—		(314,537)	2,265,094
Total operating revenue	$4,498,478	(1)	$2,579,631	$—		$(314,537)	6,763,572

Net earnings for the period	$1,377,819		$1,526,053	$933,986	(3)	—	$3,837,858
Operating costs	1,583,895		553,423	—		(314,537)	1,822,781
Development geological and geophysical expenses	83,748		—	—		—	83,748
Depletion, deprec., amortization and accretion	1,453,016		500,155	—		—	1,953,171

Capital expenditures(2)	1,089,919		220,516	—		—	1,310,435

For the three months ended June 30, 2018
Operating revenue
Natural gas	$3,413,785		$—	$—		$—	$3,413,785
Natural gas liquids	96,525		—	—		—	96,525
Oil and condensate	90,427		—	—		—	90,427
Gathering and compression fees	—		2,822,381	—		(258,264)	2,564,117
Total operating revenue	$3,600,737	(1)	$2,822,381	$—		$(258,264)	6,164,854

Net earnings for the period	$767,865		$1,837,830	$(2,043,387)	(3)	$—	$562,308
Operating costs	1,591,394		544,554	—		(258,264)	1,877,684
Depletion, deprec., amortization and accretion	1,241,478		439,997	—		—	1,681,475

Capital expenditures(2)	(94,954)		38,346	—		—	(56,608)

(1)

Segment operating revenue represents revenues generated from the operations of the segment. Inter-segment sales during the three months ended June 30, 2019 and 2018 have been eliminated upon consolidation. For the three months ended June 30, 2019, Epsilon sold natural gas to 17 unique customers. The two customers over 10% comprised 46% and 45% of total revenue. For the three months ended June 30, 2018, Epsilon sold natural gas to 22 unique customers. The four customers over 10% comprised 44%,  16%, 16% and 15% of total revenue.

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

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

contract. The Corporation does not currently require collateral from any of its counterparties nor do its counterparties require collateral from the Corporation.

The Corporation enters into certain commodity derivative instruments, including fixed price swaps and basis swaps to mitigate commodity price risk associated with a portion of its future natural gas production and related cash flows. The natural gas revenues and cash flows are affected by changes in commodity product prices, which are volatile and cannot be accurately predicted. The objective for holding these commodity derivatives is to protect the operating revenues and cash flows related to a portion of the future natural gas sales from the risk of significant declines in commodity prices, which helps ensure the Corporation’s ability to fund the capital budget.

Epsilon has historically elected not to designate any of its commodity derivative contracts as accounting hedges and, accordingly, accounts for these contracts using the mark-to-market accounting method. Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as gain (loss) on derivative contracts on the condensed consolidated statements of operations and comprehensive income (loss). The related cash flow impact is reflected in cash flows from operating activities. During the three and six months ended June 30, 2019, Epsilon recognized gains on commodity derivative contracts of $2,734,988 and $2,224,234 respectively. This amount included cash received on settlements of these contracts of $371,664 during the three months ended June 30, 2019 and $187,420 during the six months ended June 30, 2019. For the three and six months ended June 30, 2018, Epsilon recognized losses of $845,067 and $474,086, respectively, which were net of cash received on settlements of natural gas derivative contracts of $12,917 for the three months ended June 30, 2018 and $119,373 for the six months ended June 30, 2019.

Commodity Derivative Contracts

Presented below is a summary of Epsilon’s natural gas price and basis swap contracts as of June 30, 2019.

		Weighted Average Price ($/MMbtu)		Fair Value
	Volume		Basis	June 30,
Derivative Type	(Mmbtu)	Swaps	Differential	2019
2019
Fixed price swap	2,677,500	$2.80	$—	1,125,498
Basis swap	2,677,500	$—	$(0.49)	(167,394)
2020
Fixed price swap	4,575,000	$2.73	$—	891,837
Basis swap	4,575,000	$—	$(0.46)	(110,150)
				$1,739,791

As of June 30, 2019, all of the Corporation’s derivative contracts were with large financial institutions, which are not known to the Corporation to be in default on their derivative positions. The Corporation is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Corporation does not anticipate non-performance by such counterparties. None of the Corporation’s derivative instruments contains credit-risk related contingent features. Derivatives are presented net on the balance sheet as they are subject to the right to offset the liabilities with the assets.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table summarizes the gross fair values of our derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on our condensed consolidated balance sheets as of the dates indicated below:

	Fair Value of Derivative Assets
	June 30,	June 30,
	2019	2018
Current
Basis swap	$62,675	$92,945
Fixed price swap	1,204,428	18,448
Long-term
Basis swap	140,348	—
Fixed price swap	812,906	—
	$2,220,357	$111,393

	Fair Value of Derivative Liabilities
	June 30,	June 30,
	2019	2018
Current
Basis swap	$(362,125)	$(200,065)
Fixed price swap	—	(245,243)
Long-term
Basis swap	(118,441)	—
Fixed price swap	—	—
	$(480,566)	$(445,308)

Net Fair Value of Derivatives	$1,739,791	$(333,915)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Fair value of asset (liability), beginning of year	$(623,533)	$524,069	$(297,023)	$259,544
Gains (losses) on derivative contracts included in earnings	2,734,988	(845,067)	2,224,234	(474,086)
Settlement of commodity derivative contracts	(371,664)	(12,917)	(187,420)	(119,373)
Fair value of asset (liability), end of period	$1,739,791	$(333,915)	$1,739,791	$(333,915)

12.    Asset Retirement Obligations

Asset retirement obligations were estimated by management based on Epsilon’s net ownership interest in all wells and the gathering system, estimated costs to reclaim and abandon such assets and the estimated timing of the costs to be incurred in future periods.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following tables summarize the changes in asset retirement obligations for the periods indicated:

	Six Months Ended	Year ended
	June 30,	December 31,
	2019	2018

Balance beginning of period	$1,625,154	$1,646,601
Liabilities from drilling of new wells	7,975	1,590
Change in estimates	—	(137,490)
Accretion	55,646	114,453
Balance end of period	$1,688,775	$1,625,154

13.    Fair Value Measurements

The methodologies used to determine the fair value of our financial assets and liabilities at June 30, 2019 were the same as those used at December 31, 2018.

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

Commodity derivative instruments consist of fixed-price swaps and basis swap contracts for natural gas. The Corporation’s derivative contracts are valued based on an income approach. The model considers various assumptions, such as quoted forward prices for commodities, time value and volatility factors. These assumptions are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace, and are therefore designated as Level 2 within the valuation hierarchy. The Corporation utilizes its counterparties’ valuations to assess the reasonableness of its own valuations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of trends and significant changes in or results of operations and the financial condition of Epsilon Energy Ltd. and its subsidiaries for the periods presented. This section should be read in conjunction with the unaudited condensed consolidated financial statements as of June 30, 2019 and 2018 and for the three and six months then ended together with accompanying notes.

Overview

Epsilon is a North American on-shore focused independent oil and gas company engaged in the acquisition, development, gathering and production of oil and gas reserves. Our primary areas of operation are Pennsylvania and Oklahoma. Our assets are concentrated in areas with known hydrocarbon resources, which are conducive to multi-well, repeatable drilling programs.

All of the production from our Pennsylvania acreage (3,968 net) is dedicated to the Auburn Gas Gathering System, or the Auburn GGS, located in Susquehanna County, Pennsylvania for a 15 year term expiring in 2026 under an operating agreement whereby the Auburn GGS owners receive a fixed percentage rate of return on the total capital invested in the construction of the system. We own a 35% interest in the system which is operated by a subsidiary of Williams Partners, LP. In the three and six months ended June 30, 2019, we paid $0.31 million and $0.58 million, respectively, to the Auburn GGS to gather and treat our 1.9 Bcf and 3.6 Bcf of natural gas production in Pennsylvania ($0.26 million and $0.58 million, respectively, for 1.7 Bcf and 3.6 Bcf of natural gas in the three and six months ended June 30, 2018).

Epsilon realized  net income of $3.8 million during the three months ended June 30, 2019 and $5.2 million during the six months ended June 30, 2019 as compared to net income of $0.6 million and $2.7 million for the three and six months ended June 30, 2018, respectively.

Our common shares trade on the NASDAQ Global Market under the ticker symbol “EPSN.”

Business Strategy

Our ongoing business strategy involves focused targeting of natural gas and oil properties within the United States with the goal of converting our leasehold interests into proved natural gas and oil reserves, followed by production that optimizes cash flow and return on investment.

Since July 2013, we have narrowed our strategic focus to our core upstream and gathering system assets in the Marcellus shale in Pennsylvania, and the Anadarko Basin in Oklahoma, and have divested all non-core properties. As of June 30, 2019, we had $16.6 million in cash, and $23.0 million available on our Credit Facility. Also, we have implemented a number of initiatives operationally that have enhanced the value of our core assets in the Marcellus. These initiatives include working with the operator of our upstream asset to encourage improvements in completion productivity. In addition, we maintain an active dialogue with our gathering system partners with a view toward maximizing the long term value of our gathering assets.

Our strategy is twofold: continue to grow and maximize the value of our integrated Marcellus and Anadarko assets, and evaluate investment opportunities in non-Marcellus petroleum basins with attractive economics at the current commodity strip. We intend to continue to invest capital to increase production from both the lower and upper Marcellus reservoirs. We believe the upper Marcellus has the potential to meaningfully increase our current reserve value.

The operating environment remains challenging in our operating area of Pennsylvania. The Marcellus Shale has proven to be one of the most attractive dry gas resources in the lower United States and, therefore, has attracted significant drilling capital. Over the past several years, completion productivity has improved dramatically, resulting in increasing initial production rates and gas recoveries. In many areas, the increase in natural gas deliverability has significantly outpaced the development of the infrastructure necessary to transport the gas to downstream markets. This phenomenon has resulted in weaker local natural gas prices with abnormally large differentials to the benchmark NYMEX Henry Hub. Our preference is to produce less natural gas in this unfavorable pricing environment as our acreage is largely held by production, and our operating partner shares this view. The completion and commencing of operation of a large infrastructure project has begun to have a positive impact on the local natural gas price.

Three and Six months ended June 30, 2019 Highlights

Operational Highlights

Marcellus Shale – Pennsylvania

•During the three months ended June 30, 2019, Epsilon’s realized natural gas price was $2.26 per Mcf, a 19%  increase over the three months ended June 30, 2018. During the six months ended June 30, 2019, Epsilon’s realized natural gas price was $2.61 per Mcf, a 17%  increase over the six months ended June 30, 2018.

•Total three months ended June 30, 2019 natural gas production of 1.85 Bcf, as compared to 1.72 Bcf during the same period in 2018. Total six months ended June 30, 2019 natural gas production of 3.63 Bcf, as compared to 3.56 Bcf during the same period in 2018.

•Marcellus working interest (WI) gas averaged 23.41 and 23.08 MMcf/d for the three and six months ended June 30, 2019, respectively.

•Gathered and delivered 19.1 Bcf gross (6.7 Bcf net to Epsilon’s interest) during the three months ended June 30, 2019 through the Auburn System which represents approximately 84% of maximum throughput. Gathered and delivered 44.0 Bcf gross (15.4 Bcf net to Epsilon’s interest) during the six months ended June 30, 2019 which represents approximately 84% of maximum throughput.

Anadarko, NW Stack Trend – Oklahoma

•During the three months ended June 30, 2019, Epsilon’s realized price for all Oklahoma production was $3.29 per Mcfe, a 6.8% decrease over the three months ended June 30, 2018. During the six months ended June 30, 2019, Epsilon’s realized price for all Oklahoma production was $3.54 per Mcfe, an 8.8% decrease over the six months ended June 30, 2018.

•Total production for the three months ended June 30, 2019 included natural gas, oil, and other liquids and was 0.10 Bcfe, a 2.3% decrease over the same period in 2018.  For the six months ended June 30, 2019 production was 0.16 Bcfe, a 10.3% decrease over the same period in 2018.

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

Additionally, Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. Epsilon has included Adjusted EBITDA as a supplemental disclosure because its management believes that EBITDA provides useful information regarding its ability to service debt and to fund capital expenditures. It further provides investors a helpful measure for comparing operating performance on a "normalized" or recurring basis with the performance of other companies, without giving effect to certain non-cash expenses and other items. This provides management, investors and analysts with comparative information for evaluating the Company in relation to other oil and gas companies providing corresponding non-U.S. GAAP financial measures or that have different financing and capital structures or tax rates. These non-U.S. GAAP financial measures should be considered in addition to, but not as a substitute for, measures for financial performance prepared in accordance with U.S. GAAP. The table below sets forth a reconciliation of Adjusted EBITDA to net income for the three and six months ended June 30, 2019 and 2018, which is the most directly comparable measure of financial performance calculated under U.S. GAAP and should be reviewed carefully.

(in thousands of dollars)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income	$3,838	$562	$5,212	$2,722
Add Back:
Net interest (income) expense	(18)	49	(33)	93
Income tax provision	1,694	332	2,440	1,319
Depreciation, depletion, amortization, and accretion	1,953	1,681	3,779	3,472
Stock based compensation expense	134	89	267	172
Net change in unrealized (gain) loss on commodity contracts	(2,363)	857	(2,037)	594
Adjusted EBITDA	$5,238	$3,570	$9,628	$8,372

Results of Operations

Net Operating Revenues

During the six months ended June 30, 2019 revenues increased $0.77 million, or 5.5%, to $14.7 million from $13.9 million during the same period of 2018. For the three months ended June 30, 2019 revenues increased $0.60 million to $6.8 million from $6.2 million during the same period of 2018.

Revenue and volume statistics for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three months ended		Six months ended
(in thousands of dollars)	June 30,		June 30,
	2019	2018	2019	2018
Revenues
Natural gas revenue	$4,330	$3,414	$9,765	$8,260
Volume (MMcf)	1,920	1,783	3,743	3,683
Avg. Price ($/Mcf)	$2.26	$1.91	$2.61	$2.24
PA Exit Rate (MMcfpd)	21.2	23.7	21.2	23.7
Oil and other liquids revenue	$169	$187	$241	$343
Volume (MBO)	4.8	5.8	7.8	9.2
Avg. Price ($/Bbl)	$35.45	$32.23	$30.88	$37.40
Gathering system revenue	$2,265	$2,564	$4,703	$5,340
Total Revenues	$6,764	$6,165	$14,710	$13,943

We earn gathering system revenue as a 35% owner of the Auburn Gas Gathering system. This revenue consists of fees paid by Anchor Shippers  (parties listed in Anchor Shipper Gas Gathering Agreement for Northern Pennsylvania, including Epsilon Midstream, LLC)  and third-party customers of the system to transport gas from the wellhead to the compression facility, and then to the delivery meter at the Tennessee Gas Pipeline. For the six months ended June 30, 2019, approximately 87% of the Auburn GGS revenues earned were gathering fees, while 13%  were  compression fees. Third-party customers represented approximately 11% of gathering revenues and 4% of compression revenues. For the three months ended June 30, 2019, approximately 86% of the Auburn GGS revenues earned were gathering fees, while 14% were compression fees. Third-party customers represented approximately 15% of gathering revenues and 7% of compression revenues. For the six months ended June 30, 2018, approximately 85% of the Auburn GGS revenues earned were gathering fees, while 15%  were compression fees. Third party customers represented approximately 7% of gathering revenues and 3% of compression revenues. For the three months ended June 30, 2018, approximately 88% of the Auburn GGS revenues earned were gathering fees, while 12%  were compression fees. Third party customers represented approximately 8% of gathering revenues and 3% of compression revenues. Revenues derived from Epsilon’s production which have been eliminated from gathering system revenues amounted to $0.31 million  $0.58 million, respectively for the three and six months ended June 30, 2019 and $0.26 million and $0.58 million respectively for the three and six months ended June 30,  2018.

Upstream natural gas revenue for the six months ended June 30, 2019 increased by $1.5 million, or 18.2%, over the same period in 2018. For the three months ended June 30, 2019, upstream natural gas revenue increased $0.9 million or 26.8% over the same period in 2018. This was a result of higher natural gas prices,  and slightly higher volumes being produced. Volumes were slightly higher during the three and six months ended June 30, 2019 because four wells were brought on-line during this time which partially offset the natural decline of production rates over time that has occurred.

Gathering system revenue decreased  $0.6 million, or 11.9%, during the six months ended June 30, 2019 over the same period in 2018 due to a  14% decrease in the volumes flowing through the system.  For the three months ended June 30, 2019 revenue decreased by $0.3 million, or 11.7% due to a 2.9% decrease in volumes. This was partially offset by an increase in the gathering and compression rate charged. The gathering rate of the Auburn GGS is determined by a cost of service model whereby the Anchor Shippers in the system dedicate acreage and reserves to the gas gathering system in exchange for the Auburn GGS owners agreeing to a contractual rate of return on invested capital. The term of this arrangement is 15 years commencing in 2012 and expiring in 2026 with an 18% rate of return. Each year, the Auburn GGS historical and forecast throughput, revenue, operating expenses and capital expenditures are entered into the cost of service model. The model then computes the new gathering rate that will yield the contractual rate of return to the Auburn GGS owners. In 2026, prior to the end of the initial period on December 31, a new agreement governing rates will be negotiated between the Anchor Shippers and the gathering system owners. All else being equal, to the extent that throughput is higher or capital is lower than the preceding year’s forecast, the gathering rate will decline.

Operating Costs

The following table presents total cost and cost per unit of production (Mcfe), including ad valorem, severance, and production taxes for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
(in thousands of dollars)	2019	2018	2019	2018
Lease operating costs	$1,584	$1,591	$3,302	$3,522
Gathering system operating costs	239	286	552	716
	$1,823	$1,877	$3,854	$4,238

Upstream operating costs—Total $/Mcfe	0.81	0.88	0.87	0.94
Gathering system operating costs $ / Mcf	0.04	0.05	0.05	0.06

Upstream operating costs consist of lease operating expenses necessary to extract natural gas and oil, including gathering and treating the oil and natural gas to ready it for sale.

Gathering system operating costs consist primarily of rental payments for the natural gas fueled compression units. Other significant gathering system operating costs include chemicals (to prevent corrosion and to reduce water vapor in the gas stream), saltwater disposal, measurement equipment / calibration and general project management. The gathering system operating costs and the associated $/Mcf reported include the effects of elimination entries to remove the gas gathering fees billed by the gas gathering system operator to Epsilon’s upstream operations, and the volume associated with those fees. The elimination entries amounted to $0.58 million and $0.58 million for the six months ended June 30, 2019 and 2018, respectively, and $0.31 million and $0.26 million for the three months ended June 30, 2019 and 2018, respectively, (see Note 10,  ‘‘Operating Segments,’’ of the Notes to Unaudited Condensed Consolidated Financial Statements).

Upstream operating costs for the six months ended June 30, 2019 decreased  $0.2 million, or 6.2%, from the same period in 2018. Upstream operating costs also decreased slightly for the three months ended June 30, 2019, over 2018, by 0.4%. The decrease in total cost and $/Mcfe in spite of increased volumes was due to $0.3 million spent during January through May of 2018 on environmental cleanup and remediation expenses. Gathering system costs for the six months ended June 30, 2019 decreased $0.2 million over the same period in 2018 and $0.05 million for the three months ended June 30, 2019 over the same period in 2018 because of the decrease in costs related to lower throughput volumes.

Depletion, Depreciation, Amortization and Accretion (“DD&A”)

	Three months ended June 30,		Six months ended June 30,
(in thousands of dollars)	2019	2018	2019	2018
Depletion, depreciation, amortization and accretion	$1,953	$1,681	$3,779	$3,472

Oil and natural gas and gathering system assets are depleted and depreciated using the units-of-production method aggregating properties on a field basis. For leasehold acquisition costs and the cost to acquire proved and unproved properties, the reserve base used to calculate depreciation and depletion is total proved reserves. For oil and gas development and gathering system costs, the reserve base used to calculate depletion and depreciation is proved developed reserves. A reserve report is prepared as of December 31, each year. The depletion for the first three quarters of the current year is based on the reserve report prepared at the end of the previous year, taking into consideration the development of the reserves over these time periods. The fourth quarter depletion is calculated using the reserve volumes from the reserve report prepared as of December 31 of the current year.

Depreciation expense includes amounts pertaining to our office furniture and fixtures, computer hardware and software. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 5 years.

Accretion expense is related to the asset retirement obligations.

As discussed above, DD&A expense for the first three quarters is calculated based on the reserve report from the prior year. During the three and six months ended June 30, 2019, DD&A expense increased only slightly compared to the same period in 2018 mainly due to the addition of four new wells and only minor adjustments to the amount of reserves reported in the December 31, 2018 reserve report as compared to the December 31, 2017 reserve report and insignificant changes in production volumes.

General and Administrative

	Three months ended June 30,		Six months ended June 30,
(in thousands of dollars)	2019	2018	2019	2018
General and administrative	$1,055	$830	$2,528	$1,637

G&A expenses consist of general corporate expenses such as compensation, legal, accounting and professional fees, consulting services, travel and other related corporate costs such as stock options and restricted stock granted and the related non-cash compensation.

G&A expenses increased by $0.9 million, or 54.4%, during the six months ended June 30, 2019 compared to the same period in 2018,  mainly due to the additional costs incurred during the process of delisting from the TSX and listing on the NASDAQ. Also, additional fees were incurred for fulfilling requirements of US reporting, and for closing fees on the renewal of our revolving line of credit. For the three months ended June 30, 2019 G&A expenses increased $0.2 million or 27.1%. This was due to increased legal and insurance costs related to fulfilling US reporting requirements.

Interest Expense

	Three months ended June 30,		Six months ended June 30,
(in thousands of dollars)	2019	2018	2019	2018
Interest expense	$29	$51	$57	$96

Interest expense relates to the interest and commitment fees paid on the revolving line of credit.

Interest expense decreased during the three and six months ended June 30, 2019 due to the paying off of the revolving line of credit in December 2018.

Net Gain (Loss) on Commodity Contracts

	Three months ended June 30,		Six months ended June 30,
(in thousands of dollars)	2019	2018	2019	2018
Gain (loss) on derivative contracts	$2,735	$(845)	$2,224	$(474)

For the six months ended June 30, 2019 and 2018, we entered into fixed price swap and basis swap derivative contracts. During the three and six months ended June 30, 2019 we received net cash settlements of $371,664 and $187,420, respectively and during the three and six months ended June 30, 2018 we received net cash settlements of $12,917 and $119,373, respectively, on the settlement of contracts. See Note 11, ‘‘Risk Management Activities,’’ of the Notes to Unaudited Condensed Consolidated Financial Statements.

Miscellaneous Income (Expense)

	Three months ended June 30,		Six months ended June 30,
(in thousands of dollars)	2019	2018	2019	2018
Miscellaneous income	$977	$14	$1,020	$15

Miscellaneous income consists of interest income and other income.

For the three and six months ended June 30, 2019 miscellaneous income consisted primarily of gain on the sale of a few stranded leases in Pennsylvania and interest income. For the three and six months ended June 30, 2018  miscellaneous income consisted primarily of a state income tax refund and interest income.

Capital Resources and Liquidity

Cash Flow

The primary source of cash for Epsilon during the three and six months ended June 30, 2019 and 2018 was funds generated from operations.  In addition to operations, the primary uses of cash for the three and six months ended June 30, 2019 were income tax pre-payments, acquisitions and development of oil and gas properties, and the buyback of common shares. For 2018, funds were mainly used for operations,  development expenditures, and the repayment of the revolving line of credit.

At June 30, 2019, we had a working capital surplus of $17.5 million, an increase of $3.9 million over the $13.6 million surplus at December 31, 2018. The surplus increased over the last year because of the cash that is continually being generated by operations and the sale of a few stranded leases in Pennsylvania.

Three and six months ended June 30, 2019 compared to 2018

During the six months ended June 30, 2019, $9.0 million was provided by the Corporation’s operating activities, compared to $4.5 million provided during the same period in 2018, a $4.5 million, and 43.5%  increase.  The increase was mainly due to the collection of receivables outstanding at December 31, 2018. During the three months ended June 30, 2019, $5.0 million was provided by the Corporation’s operating activities compared to $2.0 million provided during the same period in 2018, a $3.0 million and 147% increase. The increase was mainly due to funds generated from operations, but also the collection of receivables and receipts received on derivative contracts.

The Corporation used $5.5 million of cash for investing activities during the six months ended June 30, 2019. This was spent primarily on leasehold costs in Oklahoma and Pennsylvania, and the acquisition of unproved properties in Oklahoma. For the six months ended June 30, 2018, the Corporation used  $0.3 million, mainly on leasehold and development costs in Oklahoma and Pennsylvania. During the three months ended June 30, 2019 $4.0 million was used for investing activities. This was spent primarily on cash calls for wells to be developed in Oklahoma and leasehold development costs in Pennsylvania. For the three months ended June 30, 2018 $0.5 million was used mainly for acquisition of property and other leasehold expenses. This was offset, however, by a $0.5 million refund of a previously paid cash call.

The $1.0 million and $1.2 million of cash used for financing activity during the three and six months ended June 30, 2019, respectively, was related to the repurchase of common shares of the Corporation and the $2.2 million of cash used during the three and six months ended June 30, 2018 was related to the repayment of the revolving line of credit in the amount of $2 million and the repurchase of common shares of the Corporation.

Credit Agreement

Effective July 30, 2013, our wholly owned subsidiary Epsilon Energy USA entered into a senior secured revolving credit facility. The terms of this agreement include a total commitment of up to $100 million. The current effective borrowing base is $23 million, which is subject to semi-annual redetermination. Upon each advance, interest is charged at the rate of LIBOR plus an applicable margin. The applicable margin ranges from 2.75% to 3.75% and is based on the percent of the line of credit utilized. Effective January 7, 2019 the agreement was amended to extend the maturity date to March 1, 2022.

The bank has a first priority security interest in the tangible and intangible assets of Epsilon Energy USA to secure any outstanding amounts under the agreement. Under the terms of the agreement, the Corporation must maintain the following covenants:

•Interest coverage ratio greater than 3 based on income adjusted for interest, taxes and non-cash amounts.

•Current ratio, adjusted for line of credit amounts used and available and non-cash amounts, greater than 1.

•Leverage ratio less than 3.5 based on income adjusted for interest, taxes and non-cash amounts.

We were in compliance with the financial covenants of the agreement as of June 30, 2019 and December 31, 2018.

	Balance at	Balance at
	June 30,	December 31,	Borrowing Base	Interest
	2019	2018	June 30, 2019	Rate
Revolving line of credit	$—	$—	$23,000,000	3 mo. LIBOR + 2.75%

Available borrowing capacity under the credit agreement is $23 million as of August 2, 2019.

Derivative Transactions

We have entered into hedging arrangements to reduce the impact of natural gas price volatility on operations, or to meet certain obligations under our banking agreement. By removing the price volatility from a significant portion of natural gas production, the potential effects of changing prices on operating cash flows have been mitigated, but not eliminated. While mitigating the negative effects of falling commodity prices, these derivative contracts also limit the benefits we might otherwise receive from increases in commodity prices.

At June 30, 2019, Epsilon’s outstanding natural gas commodity swap contracts consisted of the following:

		Weighted Average Price ($/MMbtu)
	Volume		Basis	Fair Value of Liability
Derivative Type	(Mmbtu)	Swaps	Differential	June 30, 2019
2019
Fixed price swap	2,677,500	$2.80	$—	1,125,498
Basis swap	2,677,500	$—	$(0.49)	(167,394)
2020
Fixed price swap	4,575,000	$2.73	$—	891,837
Basis swap	4,575,000	$—	$(0.46)	(110,150)
	14,505,000			$1,739,791

Contractual Obligations

The following table summarizes Epsilon’s contractual obligations at June 30, 2019:

	Payments Due by Period
		Less than	1 – 3	Greater than
	Total	1 Year	Years	3 Years
Derivative liabilities(1)	480,566	362,125	118,441	—
Asset retirement obligation, undiscounted	14,067,347	—	—	14,067,347
Capital expenditure commitments	12,879,865	12,879,865	—	—
Operating leases	47,104	40,375	6,729	—
Total future commitments	$27,474,882	$13,282,365	$125,170	$14,067,347

________________________

(1)	The liability balance shown represents the gross mark-to-market liability balance of derivative contracts before being offset by contracts in an asset position.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, the Corporation had no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flow are significantly affected by changes in the market price of commodities. The prices of oil and natural gas can fluctuate widely and are influenced by numerous factors such as demand, production levels, world political and economic events, and the strength of the US dollar relative to other currencies. Should the price of oil or natural gas decline substantially, the value of our assets could fall dramatically, impacting our future operations and exploration and development activities, along with our gas gathering system revenues. In addition, our operations are exposed to market risks in the ordinary course of our business, including interest rate and certain exposure as well as risks relating to changes in the general economic conditions in the United States.

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

At June 30, 2019, the outstanding principal balance under the credit agreement was nil.

Commodity Contracts

The Corporation’s financial results and condition depend primarily on the prices received for natural gas production. Natural gas prices have fluctuated widely and are determined by economic and political factors. Supply and demand factors, including weather, general economic conditions, the ability to transport the gas to other regions, as well as conditions in other natural gas regions, impact prices. Epsilon has established a hedging strategy and may manage the risk associated with changes in commodity prices by entering into various derivative financial instrument agreements and physical contracts. Although these commodity price risk management activities could expose Epsilon to losses or gains, entering into these contracts helps to stabilize cash flows and support the Corporation’s capital spending program.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of June 30, 2019 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Corporation is not currently involved in any litigation.

ITEM 1A. RISK FACTORS

Risk factors relating to the Corporation are contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. No material change to such risk factors has occurred during the six months ended June 30, 2019.

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

Epsilon Energy Ltd.
(Registrant)

Date: August 16, 2019	By:	/s/ B. Lane Bond
B. Lane Bond
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)