Form 10-Q
period 2019-09-30
Epsilon Energy Ltd.
filed 2019-11-13
CIK 1726126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission file number: 001-38770

EPSILON ENERGY LTD.

(Exact name of registrant as specified in its charter)

Alberta, Canada	98-1476367
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

16701 Greenspoint Park Drive, Suite 195

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

As of November 13, 2019 there were 27,380,247  Common Shares outstanding.

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

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$18,746,426	$14,401,257
Accounts receivable	3,172,723	5,042,134
Fair value of derivatives	1,446,557	—
Prepaid income taxes	—	205,711
Other current assets	430,623	244,233
Total current assets	23,796,329	19,893,335
Non-current assets
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	125,443,709	118,851,574
Unproved properties	21,015,039	19,498,666
Accumulated depletion, depreciation, and amortization	(87,908,590)	(83,807,401)
Total oil and gas properties, net	58,550,158	54,542,839
Gathering system	41,278,528	41,040,847
Accumulated depletion, depreciation, and amortization	(29,581,885)	(28,137,573)
Total gathering system, net	11,696,643	12,903,274
Total property and equipment, net	70,246,801	67,446,113
Other assets:
Restricted cash	559,053	558,261
Fair value of derivatives	406,457	—
Prepaid drilling costs	1,739	—
Total non-current assets	71,214,050	68,004,374
Total assets	$95,010,379	$87,897,709

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable trade	$4,049,590	$2,585,324
Royalties payable	1,012,315	1,300,539
Income taxes payable	1,338,225	—
Other accrued liabilities	678,454	2,156,304
JV Partner Cash Advances	8,400	—
Fair value of derivatives	—	297,023
Total current liabilities	7,086,984	6,339,190
Non-current liabilities
Asset retirement obligation	1,720,018	1,625,154
Deferred income taxes	10,842,394	9,989,278
Total non-current liabilities	12,562,412	11,614,432
Total liabilities	19,649,396	17,953,622
Commitments and contingencies (See Note 8)
Shareholders' equity
Common shares, no par value, unlimited shares authorized and 27,380,247 shares and 27,385,133 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	143,416,892	143,705,441
Treasury shares 363,530 shares and 26,953 shares outstanding at September 30, 2019 and December 31, 2018, respectively	(1,465,910)	(94,418)
Additional paid-in capital	6,920,189	6,519,028
Accumulated deficit	(83,319,062)	(89,983,894)
Accumulated other comprehensive income	9,808,874	9,797,930
Total shareholders' equity	75,360,983	69,944,087
Total liabilities and shareholders' equity	$95,010,379	$87,897,709

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues:
Oil, gas, NGLs and condensate revenue	$2,999,581	$4,956,539	$13,005,722	$13,559,073
Gas gathering and compression revenue	2,219,613	2,293,648	6,923,058	7,633,971
Total revenue	5,219,194	7,250,187	19,928,780	21,193,044

Operating costs and expenses:
Lease operating expenses	1,548,902	1,509,634	4,851,090	5,031,242
Gathering system operating expenses	461,036	325,848	1,012,709	1,041,903
Development geological and geophysical expenses	—	—	83,748	—
Depletion, depreciation, amortization, and accretion	1,851,466	1,908,214	5,630,368	5,380,307
Gain on sale of property	(445,173)	—	(1,375,000)	—
General and administrative expenses:
Stock based compensation expense	133,720	63,691	401,161	235,649
Other general and administrative expenses	952,503	1,418,052	3,213,371	2,883,591
Total operating costs and expenses	4,502,454	5,225,439	13,817,447	14,572,692
Operating income	716,740	2,024,748	6,111,333	6,620,352

Other income and (expense):
Interest income	38,618	1,925	127,906	4,357
Interest expense	(29,416)	(24,155)	(86,035)	(120,065)
Gain (loss) on derivative contracts	1,270,494	(296,820)	3,494,727	(770,907)
Other income	1	42	456	12,485
Other income (expense), net	1,279,697	(319,008)	3,537,054	(874,130)

Income before tax expense	1,996,437	1,705,740	9,648,387	5,746,222
Income tax expense (benefit)	543,139	(811,901)	2,983,555	507,045
NET INCOME	$1,453,298	$2,517,641	$6,664,832	$5,239,177
Currency translation adjustments	(900)	29,385	10,944	(61,312)
NET COMPREHENSIVE INCOME	$1,452,398	$2,547,026	$6,675,776	$5,177,865

Net income per share, basic	$0.05	$0.09	$0.24	$0.19
Net income per share, diluted	$0.05	$0.09	$0.24	$0.19
Weighted average number of shares outstanding, basic	27,369,106	27,451,936	27,372,283	27,484,529
Weighted average number of shares outstanding, diluted	27,403,110	27,462,979	27,394,238	27,495,651

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

				Accumulated
				Other		Total
	Share	Treasury	Additional	Comprehensive	Accumulated	Shareholders'
	Capital	Shares	paid-in Capital	Income	Deficit	Equity
Balance at December 31, 2018	$143,705,441	$(94,418)	$6,519,028	$9,797,930	$(89,983,894)	$69,944,087
Net income	—	—	—	—	1,373,676	1,373,676
Stock-based compensation expenses	—	—	133,720	—	—	133,720
Retirement of common shares	(94,418)	94,418	—	—	—	—
Buyback and retirement of common shares	(248,381)	—	—	—	—	(248,381)
Other comprehensive income	—	—	—	10,792	—	10,792
Balance at March 31, 2019	$143,362,642	$—	$6,652,748	$9,808,722	$(88,610,218)	$71,213,894
Net income	—	—	—	—	3,837,858	3,837,858
Stock-based compensation expenses	—	—	133,721	—	—	133,721
Buyback of 237,189 common shares	—	(985,264)	—	—	—	(985,264)
Other comprehensive income	—	—	—	1,052	—	1,052
Balance at June 30, 2019	$143,362,642	$(985,264)	$6,786,469	$9,809,774	$(84,772,360)	$74,201,261
Net income	—	—	—	—	1,453,298	1,453,298
Stock-based compensation expenses	—	—	133,720	—	—	133,720
Exercise of 25,000 stock options	54,250	—	—	—	—	54,250
Buyback of 126,341 common shares	—	(480,646)	—	—	—	(480,646)
Other comprehensive income	—	—	—	(900)	—	(900)
Balance at September 30, 2019	$143,416,892	$(1,465,910)	$6,920,189	$9,808,874	$(83,319,062)	$75,360,983

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

				Accumulated
				Other		Total
	Share	Treasury	Additional	Comprehensive	Accumulated	Shareholders'
	Capital	Shares	paid-in Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2017	$144,292,238	$—	$6,171,525	$9,913,236	$(96,645,954)	$63,731,045
Net income	—	—	—	—	2,159,227	2,159,227
Stock-based compensation expenses	—	—	83,047	—	—	83,047
Buyback and retirement of common shares	(71,582)	—	17,270	—	—	(54,312)
Other comprehensive loss	—	—	—	(56,509)	—	(56,509)
Balance at March 31, 2018	$144,220,656	$—	$6,271,842	$9,856,727	$(94,486,727)	$65,862,498
Net income	—	—	—	—	562,308	562,308
Stock-based compensation expenses	—	—	88,912	—	—	88,912
Buyback and retirement of common shares	(188,988)	—	—	—	—	(188,988)
Other comprehensive loss	—	—	—	(34,188)	—	(34,188)
Balance at June 30, 2018	$144,031,668	$—	$6,360,754	$9,822,539	$(93,924,419)	$66,290,542
Net income	—	—	—	—	2,517,642	2,517,642
Stock-based compensation expenses	—	—	63,691	—	—	63,691
Buyback and retirement of common shares	(113,684)	—	—	—	—	(113,684)
Other comprehensive loss	—	—	—	29,385	—	29,385
Balance at September 30, 2018	$143,917,984	$—	$6,424,445	$9,851,924	$(91,406,777)	$68,787,576

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$6,664,832	$5,239,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	5,630,368	5,380,307
Gain on sale of leases	(1,375,000)	—
(Gain) loss on derivative contracts	(3,494,727)	770,907
Cash received from settlements of derivative contracts	1,344,690	(96,568)
Stock-based compensation expense	401,161	235,649
Deferred income tax expense (benefit)	853,116	(695,534)
Changes in assets and liabilities:
Accounts receivable	1,869,411	(146,316)
Prepaid income taxes and other current assets	19,321	(287,941)
Accounts payable, royalties payable and other accrued liabilities	(1,422,238)	(757,090)
Income taxes payable	1,338,225	—
Other long-term liabilities	—	(1,347,386)
Net cash provided by operating activities	11,829,159	8,295,205
Cash flows from investing activities:
Acquisition of unproved oil and gas properties	(596,500)	(260,000)
Additions to unproved oil and gas properties	(919,873)	(680,223)
(Additions to) refunds of proved oil and gas properties	(5,452,166)	260,840
Additions to gathering system properties	(238,823)	(125,751)
Prepaid drilling costs	(1,739)	—
Proceeds from sale of leases	1,375,000	—
Changes in restricted cash	(792)	(1,061)
Net cash used in investing activities	(5,834,893)	(806,195)
Cash flows from financing activities:
Buyback of common shares	(1,714,291)	(356,984)
Exercise of stock options	54,250	—
Repayment of revolving line of credit	—	(2,500,000)
Net cash used in financing activities	(1,660,041)	(2,856,984)
Effect of currency rates on cash and cash equivalents	10,944	(61,312)
Increase in cash and cash equivalents	4,345,169	4,570,714
Cash and cash equivalents, beginning of year	14,401,257	9,998,853
Cash and cash equivalents, end of period	$18,746,426	$14,569,567

Supplemental cash flow disclosures:
Income taxes paid	$733,200	$3,840,493
Interest paid	$89,817	$120,065

Non-cash investing activities:
Change in proved properties accrued in accounts payable and accrued liabilities	$1,129,972	$—
Change in gathering system accrued in accounts payable and accrued liabilities	$(1,142)	$1,575
Asset retirement obligation asset additions and adjustments	$9,997	$46

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

1.    Description of Business

Epsilon Energy Ltd. (the “Company” or “Epsilon” or “we”) was incorporated under the laws of the Province of Alberta, Canada on March 14, 2005. On October 24, 2007, the Company became a publicly traded entity trading on the Toronto Stock Exchange (“TSX”) in Canada. On February 14, 2019, Epsilon’s registration statement on Form 10 was declared effective by the United States Securities and Exchange Commission and on February 19, 2019, we began trading in the United States on the NASDAQ Global Market under the trading symbol “EPSN.” Effective as of the close of trading on March 15, 2019, Epsilon voluntarily delisted its common shares from the TSX. The Company is engaged in the acquisition, development, gathering and production of primarily natural gas reserves in the United States.

2.    Basis of Preparation

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the appropriate rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. All adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been included. The interim financial information and notes hereto should be read in conjunction with the Company’s consolidated financial statements as of and for the years ended December 31, 2018 and 2017. The results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year.

Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Epsilon Energy USA, Inc. and its wholly owned subsidiaries, Epsilon Midstream, LLC, Dewey Energy GP, LLC, and Dewey Energy Holdings, LLC. With regard to the gathering system, in which Epsilon owns an undivided interest in the asset, proportionate consolidation accounting is used. All inter-company transactions have been eliminated.

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

Immaterial Error Correction

During the preparation of the financial statements for the quarter ended September 30, 2019, the Company identified an error in the presentation of $0.9 million from the gain on the sale of assets in the consolidated statement of operations and comprehensive income and the consolidated statement of cash flows for the quarter ended June 30, 2019. The misstatement resulted in an understatement of operating income, an overstatement of net cash provided by operating activities and an understatement of net cash used in investing activities of $0.9 million.  The Company assessed the materiality of these misstatements both quantitatively and qualitatively and determined the error to be immaterial to the June 30, 2019 consolidated financial statements.  As a result, the Company has corrected the presentation by increasing operating income by $0.9 million, decreasing net cash provided by operating activities by $0.9 million and decreasing net

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

cash used in investing activities by $0.9 million in the accompanying condensed consolidated financial statements for the nine-months ended September 30, 2019.

Recently Issued Accounting Standards

The Company, an emerging growth company (“EGC”), has elected to take advantage of the benefits of the extended transition period provided for in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards which allows the Company to defer adoption of certain accounting standards until those standards would otherwise apply to private companies.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, ‘‘Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement,’’ the purpose of which is to improve the effectiveness of fair value measurement disclosures. The amendments in this ASU are the result of a broader disclosure project called FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, which the Board finalized on August 28, 2018. The Board used the guidance in the Concepts Statement to improve the effectiveness of ASC 820’s disclosure requirements. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of this ASU. We have examined the provisions and do not anticipate any of them to materially affect our financial statements. Epsilon will adopt ASU 2016-18 as of January 1, 2020.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows: Restricted Cash (‘‘ASU 2016-18’’). This ASU amends ASC Topic 230, Statement of Cash Flows, to clarify guidance on the classification and presentation of restricted cash in the Statement of Cash Flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, and must be applied retrospectively. Early adoption is permitted. Epsilon will adopt ASU 2016-18 during the 4th quarter of 2019 on a retrospective basis, and as a result will include its restricted cash with cash and cash equivalents in the Statement of Cash Flows.

In June 2016 the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, and must be applied retrospectively. Early adoption is permitted. Epsilon will adopt ASU 2016-13 as of January 1, 2023.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (ASU 2016-02), which significantly changes accounting for leases by requiring that lessees recognize a right of use asset and a related lease liability representing the obligation to make lease payments, for all lease transactions with terms greater than one year. Additional disclosures about an entity’s lease transactions will also be required. ASU 2016-02 defines a lease as “a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration.” ASU 2016-02 is effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented in the financial statements using a modified retrospective approach. Epsilon is reviewing the provisions of ASU 2016-02 to determine the impact on its consolidated financial statements and related disclosures. The Company’s lease operating expenses do not fall within the scope of ASU 2016-02. We do not anticipate this to materially affect our financial statements. In July 2018, the FASB issued ASU 2018-11, ‘‘to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU 2016-02. Under ASU 2018-11, adopters will take a prospective approach, rather than a retrospective approach as initially prescribed, when transitioning to ASU 2016-02. Instead of recording the cumulative impact of all comparative reporting

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

periods presented within retained earnings, we will now assess the facts and circumstances of all leasing contracts as of January 1, 2021. ASU 2018-11 does not change the effective dates for ASU 2016-02. We still do not anticipate this to materially affect our financial statements.

In May 2014, the FASB issued ASU 2014-09, ‘‘Revenue from Contracts with Customers’’ (ASU 2014-09), which will require entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will supersede most current guidance related to revenue recognition when it becomes effective. The new standard also will require expanded disclosures regarding the nature, amount, timing and certainty of revenue and cash flows from contracts with customers. In August 2015, the FASB issued ASU 2015-14, ‘‘Revenue from Contracts with Customers’’ (‘‘ASU 2015-14’’), which approved a one-year delay of the standard’s effective date. In accordance with ASU 2015-14, the standard is effective for the Company for annual reporting periods beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019, and early adoption is permitted. Epsilon will adopt ASU 2015-14 during the 4th quarter of 2019. The new standard permits adoption through the use of either the full retrospective approach or a modified retrospective approach. In May 2016, the FASB issued ASU 2016-11 which rescinds certain SEC guidance in the ASC, including guidance related to the use of the ‘‘entitlements’’ method of revenue recognition. Also, in May 2016, the FASB issued ASU No. 2016-12, ‘‘Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients’’ (ASU 2016-12). The amendments under this ASU provide clarifying guidance in certain narrow areas and adds some practical expedients. These amendments are also effective at the same date that ASU 2014-09 is effective. Additionally, in March 2016, the FASB issued ASU No. 2016-08, ‘‘Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).’’ Epsilon is currently determining the impacts of the new standard on our sales contract portfolio. Our approach includes performing a detailed review of key contracts representative of our business and comparing historical accounting policies and practices to the new standard. Through September 30, 2019, we have made substantial progress on the contract reviews, implementing additional internal controls relating to review of all new contracts, and evaluating the additional information required to be accumulated and analyzed to complete new disclosure requirements. We expect that enhanced disclosures will be required under the new standard. Further analysis is planned in the fourth quarter of 2019 to complete our evaluation of any impact of the new standard.

3.     Property and Equipment

The following table summarizes the Company’s property and equipment as at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	$125,443,709	$118,851,574
Unproved properties	21,015,039	19,498,666
Accumulated depletion, depreciation, and amortization	(87,908,590)	(83,807,401)
Total oil and gas properties, net	58,550,158	54,542,839
Gathering system	41,278,528	41,040,847
Accumulated depletion, depreciation, and amortization	(29,581,885)	(28,137,573)
Total gathering system, net	11,696,643	12,903,274
Total property and equipment, net	$70,246,801	$67,446,113

Property Additions and Acquisitions

During the nine months ended September 30, 2019 and the year ended December 31, 2018, the Company acquired additional acres in the Anadarko Basin for $596,500 and $260,000, respectively. Included in additions to proved oil and

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

gas properties for the year ended December 31, 2018 was an approximately $0.5 million cash call refund for wells previously drilled.

Property Sale

In June, 2019, the Company completed the first part of a sale of undeveloped, stranded leases in Pennsylvania. At that time, the Company received $1.0 million. The sale was completed in July, 2019 with a final payment of $0.4 million for a total of $1.4 million received for the stranded leases.

Property Impairment

At September 30, 2019 and December 31, 2018,  the Company evaluated its proved and unproved oil and gas properties, and its gathering system assets for impairment. As a result of these assessments, no impairment was required as of September 30, 2019 and December 31, 2018.

4.    Revolving Line of Credit

Effective July 30, 2013, Epsilon Energy USA Inc., a wholly owned subsidiary of the Company, executed a three-year senior secured revolving credit facility with a bank (‘‘Credit Facility’’) for a total commitment of up to $100 million. Upon each advance, interest is charged at the rate of LIBOR plus an ‘‘applicable margin’’. The applicable margin ranges from 2.75 - 3.75% and is based on the percent of the line of credit utilized.

The terms “Borrowing Base” and “Mortgaged Properties” include the Company’s gathering system assets in addition to the oil and gas properties. The “Required Reserve Value” is the lesser of 90% of the recognized value of all proved oil and gas properties or 150% of the then current borrowing base.

On January 7, 2019, the maturity date of the Credit Facility was extended to March 1, 2022 and the borrowing base was increased from $15 million to $23 million. The borrowing base is subject to redetermination by the lenders based on, among other things, their evaluation of the Company’s natural gas reserves.  Additionally, the Company is required to maintain acceptable commodity hedging agreements covering at least 25% of projected production of natural gas for the succeeding calendar year, along with the 50% for the current calendar year.

On August 14, 2019 the borrowing base was reaffirmed at $23 million. Additionally, the commodity hedging requirements were updated. Currently, when the Company’s utilization exceeds 25%, the Company must have in place acceptable commodity hedging agreements covering at least 75% of projected production for the first full twelve months after such occurrence and 50% of projected production of natural gas for the succeeding six months.

The lender under the Credit Facility has a first priority security interest in the tangible and intangible assets, including the gathering system, of Epsilon Energy USA, Inc. to secure any outstanding amounts under the agreement. Under the terms of the agreement, the Company must maintain the following covenants:

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

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The Company was in compliance with the financial covenants of the Credit Facility as of September 30, 2019 and December 31, 2018 and we expect to be in compliance with the financial covenants for the next 12 months.

A commitment fee of 0.50% is assessed quarterly on the daily average unused borrowing base on the Credit Facility.

	Balance at	Balance at
	September 30,	December 31,	Current	Interest Rate
	2019	2018	Borrowing Base	3 mo.
Revolving line of credit	$—	$—	$23,000,000	LIBOR + 2.75% (1)

(1)	At September 30, 2019, the weighted average interest rate was 4.6%.

5.    Shareholders’ Equity

(a)Authorized shares

The Company is authorized to issue an unlimited number of Common Shares with no par value and an unlimited number of Preferred Shares with no par value.

(b)Issued

The following table summarizes the components of share capital for the nine months ended September 30, 2019 and the year ended December 31, 2018.

	Number of shares
	issued	Amount
Balance at January 1, 2018	27,522,852	$144,292,238
Buyback and retirement of common shares	(137,719)	(586,797)
Balance at December 31, 2018	27,385,133	$143,705,441
Vesting of restricted shares of stock	54,167	—
Retirement of treasury shares	(26,953)	(94,418)
Buyback and retirement of common shares	(57,100)	(248,381)
Exercise of stock options	25,000	54,250
Balance at September 30, 2019	27,380,247	$143,416,892

Through a normal-course issuer bid (“NCIB”) program through the TSX, which expired February 28, 2019,  the Company repurchased and retired 57,100 shares of common stock through the nine months ended September 30, 2019. The repurchased stock had an average price of $4.26 per share. The average share price (converted to US$ using a rate of Cdn$1.33 to US$1) on the TSX from January 1, 2019 through the last day of trading on the TSX, March 15, 2019, was $4.22 (for the year ended December 31, 2018, $3.98).

(c)Purchases of Equity Shares

Commencing on May 20, 2019, the Company entered into a share repurchase program on the NASDAQ conducted in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934. The Company is authorized to repurchase up to 1,367,762 of its outstanding common shares, representing 5% of the outstanding common shares of Epsilon as of May 20, 2019, for an aggregate purchase price of not more than $2.5 million. The program will end on May 19, 2020 unless the maximum amount of common shares is purchased before then or Epsilon provides earlier notice of termination.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Repurchases may be made at management’s discretion from time to time through the facilities of the NASDAQ Global Market. The price paid for the common shares will be, subject to applicable securities laws, the prevailing market price of such common shares on the NASDAQ Global Market at the time of such purchase. The Company intends to fund the purchase out of available cash and does not expect to incur debt to fund the share repurchase program.

The following table contains information about our acquisition of equity securities during the nine months ended September 30, 2019:

			Total number	Maximum number
			of shares	of shares that
			purchased as	may yet be
	Total number	Average price	part of publicly	purchased under
	of shares	paid per	announced plans	the plans or
	purchased	share	or programs	programs
Beginning balance at April 1, 2019			—	1,367,762
April 2019	—	$—
May 2019	16,148	$4.17
June 2019	221,041	$4.12
July 2019	55,112	$3.90
August 2019	56,432	$3.66
September 2019	14,797	$3.79
Total for the nine months ended September 30, 2019	363,530	$4.01	363,530	1,004,232

(d)Stock Options

The Company maintains a stock option plan for directors, officers, employees and consultants of the Company and its subsidiaries.

Through September 30, 2019, the Company had outstanding stock options covering 255,000 Common Shares at an overall average exercise price of $5.28 per Common Share to directors, officers, and employees of the Company and its subsidiaries. A maximum amount of 745,000 Common Shares is available for future issuances.

The following table summarizes stock option activity for the nine months ended September 30, 2019 and the year ended December 31, 2018:

	Nine months ended		Year ended
	September 30, 2019		December 31, 2018
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
Exercise price in US$	Outstanding	Price (1)	Outstanding	Price (1)
Balance at beginning of period	290,750	$5.02	330,750	$5.14
Exercised	(25,000)	2.17	—	—
Expired/Forfeited	(10,750)	5.24	(40,000)	6.00
Balance at period-end	255,000	$5.28	290,750	$5.02

Exercisable at period-end	216,670	$5.33	210,249	$5.02

(1)	Exercise price has been converted to US$ using the rate of Cdn$1.33 to US$1, the rate on March 15, 2019, the date Epsilon Energy, Ltd was delisted from the TSX.

At September 30, 2019, using the Black Scholes model, the Company had unrecognized stock based compensation,  of $8,168 to be recognized over a weighted average period of 0.33 years (at December 31, 2018: $27,877 over 1.1 years). The aggregate intrinsic value at September 30, 2019 was nil (at December 31, 2018: $58,664). For the three and nine months ended September 30, 2019, $6,301 and $18,903, respectively,  of stock compensation expense was recognized (for the three and nine months ended September 30, 2018, $16,716 and $67,467, respectively).

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

During the nine months ended September 30, 2019 and the year ended December 31, 2018, the Company awarded no stock options.

(e)Share Compensation Plan

A Share Compensation Plan (the “Plan”) was adopted by the Board on April 13, 2017 and approved by the shareholders at the Annual General Meeting in April 2017. The Plan provides that designated participants may, as determined by the Board, be issued Common Shares in an amount up to 100% of the participant’s compensation paid by the Company in consideration of the participant’s service for the current year divided by the market price of the Common Shares on the NASDAQ at the date of issuance of the Common Shares in the current year.

For the nine months ended September 30, 2019, no shares of Restricted Stock were awarded. For the year ended December 31, 2018, 174,500 common shares of Restricted Stock were awarded to the Company’s officers, employees, and board of directors. These shares vest over a three-year period, with one-third of the shares being issued per period on the anniversary of the award resolution. The vesting of the shares is contingent on the individuals’ continued employment or service. The Company determined the fair value of the granted Restricted Stock based on the market price of the common shares of the Company on the date of grant. At September 30, 2019, the Company had unrecognized stock based compensation of $866,058 to be recognized over a weighted average period of 1.2 years (at December 31, 2018: $1,248,317 over 1.4 years).Stock compensation expense for the granted Restricted Stock is recognized over the vesting period. Stock compensation expense recognized during the three and nine months ended September 30, 2019 was $127,419 and $382,258, respectively (for the three and nine months ended September 30, 2018, $46,975 and $168,182, respectively).

The following table summarizes Restricted Stock activity for the nine months ended September 30, 2019, and the year ended December 31, 2018:

	Nine months ended		Year ended
	September 30, 2019		December 31, 2018
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Remaining Life	Shares	Remaining Life
	Outstanding	(years)	Outstanding	(years)
Balance non-vested Restricted Stock at beginning of period	282,833	2.56	162,500	1.87
Granted	—	—	174,500	3.00
Vested	—	—	(54,167)	—
Balance non-vested Restricted Stock at end of period	282,833	1.01	282,833	2.56

6.    Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes certain transactions that have generally been reported in the condensed consolidated statements of changes in shareholders’ equity, including translation gains (losses) related to the convertible debentures that will remain frozen in accumulated other comprehensive income until such time Epsilon Energy Ltd. is liquidated. Activity within Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018 consisted of the following:

	Three months ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$9,809,774	$9,822,539	$9,797,930	$9,913,236
Translation gain (loss) other	(900)	29,385	10,944	(61,312)
Balance at end of period	$9,808,874	$9,851,924	$9,808,874	$9,851,924

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

7.  Income Taxes

Income tax provisions for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Current:
Federal	$1,622,486	$313,883	$1,622,486	$1,619,545
State	460,765	(866,482)	507,953	(416,967)
Total current income tax expense	2,083,251	(552,599)	2,130,439	1,202,578
Deferred:
Federal	(1,256,553)	(183,711)	509,308	(635,351)
State	(283,559)	(75,591)	343,808	(60,182)
Total deferred tax expense (benefit)	(1,540,112)	(259,302)	853,116	(695,533)
Income tax expense (benefit)	$543,139	$(811,901)	$2,983,555	$507,045

We file federal income tax returns in the United States and Canada, and various returns in state and local jurisdictions.

We believe we have appropriate support for the income tax positions taken and to be taken on our tax returns and that the accruals for tax liabilities are adequate for all open years based on our assessment of various factors including past experience and interpretations of tax law applied to the facts of each matter. The Company's tax returns are open to audit under the statute of limitations for the years ending December 31, 2016 through December 31, 2018. To the extent we utilize net operating losses generated in earlier years, such earlier years may also be subject to audit.

Our effective tax rate will typically differ from the statutory federal rate primarily as a result of state income taxes and the valuation allowance against the Canadian net operating loss. The effective tax rate for the three and nine months ended September 30, 2019 was higher than the statutory federal rate as a result of the state income taxes and the valuation allowance against the Canadian net operating loss.

8.    Commitments and Contingencies

The Company’s future minimum lease commitments as of September 30, 2019 are summarized in the following table:

Year ended
December 31,	Payments
2019	20,187
2020	90,553
2021	103,693
2022	107,419
2023	18,007
$339,859

The Company enters into commitments for capital expenditures in advance of the expenditures being made. As of September 30, 2019, we had no commitments for capital expenditures.

Litigation

The Company is not currently involved in any litigation. Management is of the opinion that the potential for litigation is remote and any possible litigation would not have a material adverse impact on the Company’s financial position or results of operations.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

9.    Net Income Per Share

Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed based upon the weighted-average number of common shares outstanding during the period plus the assumed issuance of common shares for all potentially dilutive securities.

The net income used in the calculation of basic and diluted net income per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income available to shareholders	$1,453,298	$2,517,641	$6,664,832	$5,239,177

In calculating the net income per share, basic and diluted, the following weighted-average shares were used:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Basic weighted-average number of shares outstanding	27,369,106	27,451,936	27,372,283	27,484,529
Dilutive stock options	—	11,043	—	11,122
Unvested restricted shares granted	34,004	—	21,955	—
Diluted weighted average shares outstanding	27,403,110	27,462,979	27,394,238	27,495,651

We excluded the following shares from the diluted EPS because their inclusion would have been anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Anti-dilutive options	255,000	279,707	255,000	279,628
Anti-dilutive unvested restricted shares	248,829	162,500	260,878	162,500
Total Anti-dilutive shares	503,829	442,207	515,878	442,128

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

The Company’s reportable segments are as follows:

a.	The Upstream segment activities include acquisition, development and production of oil, natural gas, and other liquid reserves on properties within the United States;
b.	The Gas Gathering segment partners with two other companies to operate a natural gas gathering system; and
c.	The Canada segment activities include corporate listing and governance functions of the Company.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Segment activity as at, and for the nine months ended September 30, 2019 and 2018 is as follows:

	Upstream		Gas Gathering	Corporate		Elimination	Consolidated
As at and for the nine months ended September 30, 2019
Operating revenue
Natural gas	$12,698,643		$—	$—		$—	$12,698,643
Natural gas liquids	88,256		—	—		—	88,256
Oil and condensate	218,823		—	—		—	218,823
Gathering and compression fees	—		7,779,107	—		(856,049)	6,923,058
Total operating revenue	$13,005,722	(1)	$7,779,107	$—		$(856,049)	19,928,780

Net earnings for the period	$3,884,959		$4,465,906	$(1,686,033)	(3)	—	$6,664,832
Operating costs	4,851,090		1,868,758	—		(856,049)	5,863,799
Development geological and geophysical expenses	83,748		—	—		—	83,748
Depletion, deprec., amortization and accretion	4,185,925		1,444,443	—		—	5,630,368

Segment assets	$78,581,513		$16,340,875	$87,991		—	$95,010,379
Capital expenditures(2)	8,098,511		237,681	—		—	8,336,192
Proved properties	37,535,119		—	—		—	37,535,119
Unproved properties	21,015,039		—	—		—	21,015,039
Gathering system	—		11,696,643	—		—	11,696,643

As at and for the nine months ended September 30, 2018
Operating revenue
Natural gas	$12,998,461		$—	$—		$—	$12,998,461
Natural gas liquids	224,182		—	—		—	224,182
Oil and condensate	336,430		—	—		—	336,430
Gathering and compression fees	—		8,466,609	—		(832,638)	7,633,971
Total operating revenue	$13,559,073	(1)	$8,466,609	$—		$(832,638)	21,193,044

Net earnings for the period	$4,559,052		$5,180,540	$(4,500,415)	(3)	$—	$5,239,177
Operating costs	5,031,242		1,874,541	—		(832,638)	6,073,145
Depletion, deprec., amortization and accretion	3,968,779		1,411,528	—		—	5,380,307

Segment assets	$64,570,462		$20,560,198	$1,530,375		$—	$86,661,035
Capital expenditures(2)	679,383		124,176	—		—	803,559
Proved properties	35,753,721		—	—		—	35,753,721
Unproved properties	18,391,776		—	—		—	18,391,776
Gathering system	—		13,342,463	—		—	13,342,463

(1)

Segment operating revenue represents revenues generated from the operations of the segment. Inter-segment sales during the nine months ended September 30, 2019 and 2018 have been eliminated upon consolidation. For the nine months ended September 30, 2019, Epsilon sold natural gas to 26 unique customers. The three customers over 10% comprised 36%,  35% and 11% of total revenue. For the nine months ended September 30, 2018, Epsilon sold natural gas to 26 unique customers. The two customers over 10% comprised 40% and 20% of total revenue.

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

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Segment activity for the three months ended September 30, 2019 and 2018 is as follows:

	Upstream		Gas Gathering	Corporate		Elimination	Consolidated
For the three months ended September 30, 2019
Operating revenue
Natural gas	$2,933,695		$—	$—		$—	$2,933,695
Natural gas liquids	23,905		—	—		—	23,905
Oil and condensate	41,981		—	—		—	41,981
Gathering and compression fees	—		2,498,232	—		(278,619)	2,219,613
Total operating revenue	$2,999,581	(1)	$2,498,232	$—		$(278,619)	5,219,194

Net earnings for the period	$71,235		$1,286,555	$95,508	(3)	—	$1,453,298
Operating costs	1,548,902		739,655	—		(278,619)	2,009,938
Development geological and geophysical expenses	—		—	—		—	—
Depletion, deprec., amortization and accretion	1,379,444		472,022	—		—	1,851,466

Capital expenditures(2)	4,821,766		(7,944)	—		—	4,813,822

For the three months ended September 30, 2018
Operating revenue
Natural gas	$4,738,488		$—	$—		$—	$4,738,488
Natural gas liquids	98,778		—	—		—	98,778
Oil and condensate	119,273		—	—		—	119,273
Gathering and compression fees	—		2,549,755	—		(256,107)	2,293,648
Total operating revenue	$4,956,539	(1)	$2,549,755	$—		$(256,107)	7,250,187

Net earnings for the period	$2,039,907		$1,466,584	$(988,850)	(3)	$—	$2,517,641
Operating costs	1,509,634		581,955	—		(256,107)	1,835,482
Depletion, deprec., amortization and accretion	1,406,998		501,216	—		—	1,908,214

Capital expenditures(2)	443,628		64,622	—		—	508,250

(1)

Segment operating revenue represents revenues generated from the operations of the segment. Inter-segment sales during the three months ended September 30, 2019 and 2018 have been eliminated upon consolidation. For the three months ended September 30, 2019, Epsilon sold natural gas to 21 unique customers. The two customers over 10% comprised 60% and 11% of total revenue. For the three months ended September 30, 2018, Epsilon sold natural gas to 7 unique customers. The four customers over 10% comprised 38%,  33%,  14% and 14% of total revenue.

(2)

Capital expenditures for Upstream segment consist primarily of the acquisition of properties, and the drilling and completing of wells while Gas Gathering consists of expenditures relating to the installation of additional gathering facilities.

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

Inherent in the Company’s fixed price contracts, are certain business risks, including market risk and credit risk. Market risk is the risk that the price of oil and natural gas will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the Company’s counterparty to a

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

contract. The Company does not currently require collateral from any of its counterparties nor do its counterparties require collateral from the Company.

The Company enters into certain commodity derivative instruments, including fixed price swaps and basis swaps to mitigate commodity price risk associated with a portion of its future natural gas production and related cash flows. The natural gas revenues and cash flows are affected by changes in commodity product prices, which are volatile and cannot be accurately predicted. The objective for holding these commodity derivatives is to protect the operating revenues and cash flows related to a portion of the future natural gas sales from the risk of significant declines in commodity prices, which helps ensure the Company’s ability to fund the capital budget.

Epsilon has historically elected not to designate any of its commodity derivative contracts as accounting hedges and, accordingly, accounts for these contracts using the mark-to-market accounting method. Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as gain (loss) on derivative contracts on the condensed consolidated statements of operations and comprehensive income (loss). The related cash flow impact is reflected in cash flows from operating activities. During the three and nine months ended September 30, 2019, Epsilon recognized gains on commodity derivative contracts of $1,270,494 and $3,494,727 respectively. This amount included cash received on settlements of these contracts of $1,157,271 during the three months ended September 30, 2019 and $1,344,690 during the nine months ended September 30, 2019. For the three and nine months ended September 30, 2018, Epsilon recognized losses of $296,820 and $770,907, respectively, which were net of cash paid on settlements of natural gas derivative contracts of $215,940 for the three months ended September 30, 2018 and $96,568 for the nine months ended September 30, 2019.

Commodity Derivative Contracts

Presented below is a summary of Epsilon’s natural gas price and basis swap contracts as of September 30, 2019.

		Weighted Average Price ($/MMbtu)		Fair Value
	Volume		Basis	September 30,
Derivative Type	(Mmbtu)	Swaps	Differential	2019
2019
Fixed price swap	1,067,500	$2.80	$—	407,178
Basis swap	1,067,500	$—	$(0.49)	9,131
2020
Fixed price swap	4,575,000	$2.73	$—	1,443,761
Basis swap	4,575,000	$—	$(0.46)	(7,056)
				$1,853,014

As of September 30, 2019, all of the Company’s derivative contracts were with large financial institutions, which are not known to the Company to be in default on their derivative positions. The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties. None of the Company’s derivative instruments contains credit-risk related contingent features. Derivatives are presented net on the balance sheet as they are subject to the right to offset the liabilities with the assets.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following tables summarize the gross fair values of our derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on our condensed consolidated balance sheets as of the dates indicated below:

	Fair Value of Derivative Assets
	September 30,	September 30,
	2019	2018
Current
Basis swap	$162,584	$22,825
Fixed price swap	1,545,369	73,405
Long-term
Basis swap	126,488	—
Fixed price swap	305,569	—
	$2,140,010	$96,230

	Fair Value of Derivative Liabilities
	September 30,	September 30,
	2019	2018
Current
Basis swap	$(261,396)	$(250,815)
Fixed price swap	—	(260,210)
Long-term
Basis swap	(25,600)	—
Fixed price swap	—	—
	$(286,996)	$(511,025)

Net Fair Value of Derivatives	$1,853,014	$(414,795)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Fair value of asset (liability), beginning of year	$1,739,791	$(333,915)	$(297,023)	$259,544
Gains (losses) on derivative contracts included in earnings	1,270,494	(296,820)	3,494,727	(770,907)
Settlement of commodity derivative contracts	(1,157,271)	215,940	(1,344,690)	96,568
Fair value of asset (liability), end of period	$1,853,014	$(414,795)	$1,853,014	$(414,795)

12.    Asset Retirement Obligations

Asset retirement obligations were estimated by management based on Epsilon’s net ownership interest in all wells and the gathering system, estimated costs to reclaim and abandon such assets and the estimated timing of the costs to be incurred in future periods.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following tables summarize the changes in asset retirement obligations for the periods indicated:

	Nine Months Ended	Year ended
	September 30,	December 31,
	2019	2018

Balance beginning of period	$1,625,154	$1,646,601
Liabilities from drilling of new wells	9,932	1,590
Change in estimates	65	(137,490)
Accretion	84,867	114,453
Balance end of period	$1,720,018	$1,625,154

13.    Fair Value Measurements

The methodologies used to determine the fair value of our financial assets and liabilities at September 30, 2019 were the same as those used at December 31, 2018.

Cash, cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. The Company’s revolving line of credit has a recorded value that approximates its fair value since its variable interest rate is tied to current market rates and the applicable margins represent market rates.

Commodity derivative instruments consist of fixed-price swaps and basis swap contracts for natural gas. The Company’s derivative contracts are valued based on an income approach. The model considers various assumptions, such as quoted forward prices for commodities, time value and volatility factors. These assumptions are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace, and are therefore designated as Level 2 within the valuation hierarchy. The Company utilizes its counterparties’ valuations to assess the reasonableness of its own valuations.

14. Consolidation of Common Shares

To meet NASDAQ listing standards, the shareholders of the Company approved a Consolidation of the issued and outstanding common shares on the basis of one (1) new common share for up to every existing two (2) common shares issued and outstanding immediately prior to the Consolidation, which commenced trading on a post-Consolidation basis on the TSX on December 24, 2018. All share amounts and per share data are presented in these statements on a post-Consolidation basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of trends and significant changes in or results of operations and the financial condition of Epsilon Energy Ltd. and its subsidiaries for the periods presented. This section should be read in conjunction with the unaudited condensed consolidated financial statements as of September 30, 2019 and 2018 and for the three and nine months then ended together with accompanying notes.

Overview

Epsilon is a North American on-shore focused independent oil and gas company engaged in the acquisition, development, gathering and production of oil and gas reserves. Our primary areas of operation are Pennsylvania and Oklahoma. Our assets are concentrated in areas with known hydrocarbon resources, which are conducive to multi-well, repeatable drilling programs.

All of the production from our Pennsylvania acreage (3,968 net) is dedicated to the Auburn Gas Gathering System, or the Auburn GGS, located in Susquehanna County, Pennsylvania for a 15 year term expiring in 2026 under an operating agreement whereby the Auburn GGS owners receive a fixed percentage rate of return on the total capital invested in the construction of the system. We own a 35% interest in the system which is operated by a subsidiary of Williams Partners, LP. In the three and nine months ended September 30, 2019, we paid $0.28 million and $0.86 million, respectively, to the Auburn GGS to gather and treat our 1.8 Bcf and 5.4 Bcf of natural gas production in Pennsylvania ($0.26 million and $0.83 million, respectively, for 2.0 Bcf and 5.5 Bcf of natural gas in the three and nine months ended September 30, 2018).

Epsilon realized  net income of $1.5 million during the three months ended September 30, 2019 and $6.7 million during the nine months ended September 30, 2019 as compared to net income of $2.5 million and $5.2 million for the three and nine months ended September 30, 2018, respectively.

Our common shares trade on the NASDAQ Global Market under the ticker symbol “EPSN.”

Business Strategy

Our ongoing business strategy involves focused targeting of natural gas and oil properties within the United States with the goal of converting our leasehold interests into proved natural gas and oil reserves, followed by production that optimizes cash flow and return on investment.

Since July 2013, we have narrowed our strategic focus to our core upstream and gathering system assets in the Marcellus shale in Pennsylvania, and the Anadarko Basin in Oklahoma, and have divested all non-core properties. As of September 30, 2019, we had $18.7 million in cash, and $23.0 million available on our Credit Facility. Also, we have implemented a number of initiatives operationally that have enhanced the value of our core assets in the Marcellus. These initiatives include working with the operator of our upstream asset to encourage improvements in completion productivity. In addition, we maintain an active dialogue with our gathering system partners with a view toward maximizing the long term value of our gathering assets.

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

The operating environment remains challenging in our operating area of Pennsylvania. The Marcellus Shale has proven to be one of the most attractive dry gas resources in the lower United States and, therefore, has attracted significant drilling capital. Over the past several years, completion productivity has improved dramatically, resulting in increasing initial production rates and gas recoveries. In many areas of the lower 48, the increase in natural gas production has outpaced demand.  This phenomenon has resulted in weaker natural gas prices for the benchmark NYMEX Henry Hub. The major producers in the Appalachian region have come under greater market pressure to be capital disciplined. We expect local production to grow very marginally year of year. The completion and commencing of operations of large pipeline projects has begun to have a positive impact on the local natural gas price differentials to NYMEX. Our preference is to grow modestly within our cash flow in the current pricing environment subject to attractive rates of return for capital deployed. Longer term we see incremental demand from exports to Mexico, further coal to gas power switching and further LNG exports. Specifically, LNG export capacity will more than double from the current 10 Bcf/d to 20 Bcf/d based on facilities currently under construction or permitted and planned to be operational by 2025.

Three and Nine months ended September 30, 2019 Highlights

Operational Highlights

Marcellus Shale – Pennsylvania

•During the three months ended September 30, 2019, Epsilon’s realized natural gas price was $1.64 per Mcf, a 30%  decrease over the three months ended September 30, 2018. During the nine months ended September 30, 2019, Epsilon’s realized natural gas price was $2.29 per Mcf, a 1%  increase over the nine months ended September 30, 2018.

•Total three months ended September 30, 2019 natural gas production of 1.75 Bcf, as compared to 1.95 Bcf during the same period in 2018. Total nine months ended September 30, 2019 natural gas production of 5.38 Bcf, as compared to 5.52 Bcf during the same period in 2018.

•Marcellus working interest (WI) gas averaged 21.87 and 22.67 MMcf/d for the three and nine months ended September 30, 2019, respectively.

•Gathered and delivered 21.1 Bcf gross (7.4 Bcf net to Epsilon’s interest) during the three months ended September 30, 2019 through the Auburn System which represents approximately 84% of maximum throughput. Gathered and delivered 65.2 Bcf gross (22.8 Bcf net to Epsilon’s interest) during the nine months ended September 30, 2019 which represents approximately 72% of maximum throughput.

Anadarko, NW Stack Trend – Oklahoma

•During the three months ended September 30, 2019, Epsilon’s realized price for all Oklahoma production was $2.18 per Mcfe, a 43.2% decrease over the three months ended September 30, 2018. During the nine months ended September 30, 2019, Epsilon’s realized price for all Oklahoma production was $3.18 per Mcfe, an 17.4% decrease over the nine months ended September 30, 2018.

•Total production for the three months ended September 30, 2019 included natural gas, oil, and associated liquids and was 0.057 Bcfe, a 47.4% decrease over the same period in 2018.  For the nine months ended September 30, 2019 production was 0.21 Bcfe, a 24.5% decrease over the same period in 2018.

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

Additionally, Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. Epsilon has included Adjusted EBITDA as a supplemental disclosure because its management believes that EBITDA provides useful information regarding its ability to service debt and to fund capital expenditures. It further provides investors a helpful measure for comparing operating performance on a "normalized" or recurring basis with the performance of other companies, without giving effect to certain non-cash expenses and other items. This provides management, investors and analysts with comparative information for evaluating the Company in relation to other oil and gas companies providing corresponding non-U.S. GAAP financial measures or that have different financing and capital structures or tax rates. These non-U.S. GAAP financial measures should be considered in addition to, but not as a substitute for, measures for financial performance prepared in accordance with U.S. GAAP. The table below sets forth a reconciliation of Adjusted EBITDA to net income for the three and nine months ended September 30, 2019 and 2018, which is the most directly comparable measure of financial performance calculated under U.S. GAAP and should be reviewed carefully.

(in thousands of dollars)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income	$1,453	$2,518	$6,665	$5,239
Add Back:
Net interest (income) expense	(9)	22	(42)	116
Income tax provision	543	(812)	2,984	507
Depreciation, depletion, amortization, and accretion	1,851	1,908	5,630	5,380
Stock based compensation expense	134	64	401	236
Net change in unrealized (gain) loss on commodity contracts	(113)	81	(2,150)	674
Adjusted EBITDA	$3,859	$3,781	$13,488	$12,152

Results of Operations

Net Operating Revenues

During the nine months ended September 30, 2019 revenues decreased $1.3 million, or 6.0%, to $19.9 million from $21.2 million during the same period of 2018. For the three months ended September 30, 2019 revenues decreased $2.0 million to $5.2 million from $7.2 million during the same period of 2018.

Revenue and volume statistics for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three months ended		Nine months ended
(in thousands of dollars)	September 30,		September 30,
	2019	2018	2019	2018
Revenues
Natural gas revenue	$2,934	$4,738	$12,699	$12,998
Volume (MMcf)	1,790	2,028	5,533	5,710
Avg. Price ($/Mcf)	$1.64	$2.34	$2.29	$2.28
PA Exit Rate (MMcfpd)	16.7	20.1	16.7	20.1
Oil and other liquids revenue	$66	$218	$307	$561
Volume (MBO)	2.8	5.3	10.6	14.5
Avg. Price ($/Bbl)	$23.73	$40.97	$28.99	$38.71
Gathering system revenue	$2,220	$2,294	$6,923	$7,634
Total Revenues	$5,219	$7,250	$19,929	$21,193

We earn gathering system revenue as a 35% owner of the Auburn Gas Gathering system. This revenue consists of fees paid by Anchor Shippers  (parties listed in Anchor Shipper Gas Gathering Agreement for Northern Pennsylvania, including Epsilon Midstream, LLC)  and third-party customers of the system to transport gas from the wellhead to the compression facility, and then to the delivery meter at the Tennessee Gas Pipeline. For the nine months ended September 30, 2019, approximately 87% of the Auburn GGS revenues earned were gathering fees, while 13%  were  compression fees. Third-party customers represented approximately 11% of gathering revenues and 5% of compression revenues. For the three months ended September 30, 2019, approximately 86% of the Auburn GGS revenues earned were gathering fees, while 14% were compression fees. Third-party customers represented approximately 15% of gathering revenues and 7% of compression revenues. For the nine months ended September 30, 2018, approximately 85% of the Auburn GGS revenues earned were gathering fees, while 15%  were compression fees. Third party customers represented approximately 7% of gathering revenues and 3% of compression revenues. For the three months ended September 30, 2018, approximately 87% of the Auburn GGS revenues earned were gathering fees, while 13%  were compression fees. Third party customers represented approximately 12% of gathering revenues and 5% of compression revenues. Revenues derived from Epsilon’s production which have been eliminated from gathering system revenues amounted to $0.28 million and $0.86 million, respectively for the three and nine months ended September 30, 2019 and $0.26 million and $0.83 million respectively for the three and nine months ended September 30,  2018.

Upstream natural gas revenue for the nine months ended September 30, 2019 decreased by $0.3 million, or 2.3%, over the same period in 2018. This was a result of lower natural gas prices, and lower volumes being produced. For the three months ended September 30, 2019, upstream natural gas revenue decreased $1.8 million or 38.1% over the same period in 2018. This was due to lower volumes being produced as prices declined over the last two quarters.

Gathering system revenue decreased  $0.7 million, or 9.3%, during the nine months ended September 30, 2019 over the same period in 2018 due to a  10% decrease in the volumes flowing through the system.  For the three months ended September 30, 2019 revenue decreased by $0.1 million, or 3.2%. A small decrease due to a 0.3% decrease in volumes. This was partially offset by an increase in the gathering and compression rate charged. The gathering rate of the Auburn GGS is determined by a cost of service model whereby the Anchor Shippers in the system dedicate acreage and reserves to the gas gathering system in exchange for the Auburn GGS owners agreeing to a contractual rate of return on invested capital. The term of this arrangement is 15 years commencing in 2012 and expiring in 2026 with an 18% rate of return. Each year, the Auburn GGS historical and forecast throughput, revenue, operating expenses and capital expenditures are entered into the cost of service model. The model then computes the new gathering rate that will yield the contractual rate of return to the Auburn GGS owners. In 2026, prior to the end of the initial period on December 31, a new agreement governing rates will be negotiated between the Anchor Shippers and the gathering system owners. All else being equal, to the extent that throughput is higher or capital is lower than the preceding year’s forecast, the gathering rate will decline.

Operating Costs

The following table presents total cost and cost per unit of production (Mcfe), including ad valorem, severance, and production taxes for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
(in thousands of dollars)	2019	2018	2019	2018
Lease operating costs	$1,549	$1,510	$4,851	$5,031
Gathering system operating costs	461	326	1,013	1,042
	$2,010	$1,836	$5,864	$6,073

Upstream operating costs—Total $/Mcfe	0.86	0.73	0.87	0.87
Gathering system operating costs $ / Mcf	0.16	0.12	0.11	0.10

Upstream operating costs consist of lease operating expenses necessary to extract natural gas and oil, including gathering and treating the oil and natural gas to ready it for sale.

Gathering system operating costs consist primarily of rental payments for the natural gas fueled compression units. Other significant gathering system operating costs include chemicals (to prevent corrosion and to reduce water vapor in the gas stream), saltwater disposal, measurement equipment / calibration and general project management. The gathering system operating costs and the associated $/Mcf reported include the effects of elimination entries to remove the gas gathering fees billed by the gas gathering system operator to Epsilon’s upstream operations, and the volume associated with those fees. The elimination entries amounted to $0.86 million and $0.83 million for the nine months ended September 30, 2019 and 2018, respectively, and $0.28 million and $0.26 million for the three months ended September 30, 2019 and 2018, respectively, (see Note 10,  ‘‘Operating Segments,’’ of the Notes to Unaudited Condensed Consolidated Financial Statements).

Upstream operating costs for the nine months ended September 30, 2019 decreased  $0.2 million, or 3.6%, from the same period in 2018. The decrease in total cost was due to the decrease in volumes produced. Upstream operating costs increased slightly for the three months ended September 30, 2019, over 2018, by 2.6%. The increase in total cost was minimal and due to the timing of expenses being charged. Gathering system costs for the nine months ended September 30, 2019 decreased $0.03 million over the same period in 2018. For the three months ended September 30, 2019, gathering system operating costs increased $0.1 million over the same period in 2018 because of increased repair and maintenance costs as the system ages.

Depletion, Depreciation, Amortization and Accretion (“DD&A”)

	Three months ended September 30,		Nine months ended September 30,
(in thousands of dollars)	2019	2018	2019	2018
Depletion, depreciation, amortization and accretion	$1,851	$1,908	$5,630	$5,380

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

As discussed above, DD&A expense for the first three quarters is calculated based on the reserve report from the prior year. DD&A expense increased only slightly for the nine months ended September 30, 2019 compared to the same period in 2018 mainly due to the addition of four new wells and only minor adjustments to the amount of reserves reported in the December 31, 2018 reserve report as compared to the December 31, 2017 reserve report and insignificant changes in production volumes. For the three months ended September 30, 2019 DD&A expense decreased due the decrease in volumes produced.

At September 30, 2019 and December 31, 2018, the Company evaluated its proved and unproved oil and gas properties, and its gathering system assets for impairment. As a result of these assessments, no impairment was required as of September 30, 2019 and December 31, 2018.

General and Administrative

	Three months ended September 30,		Nine months ended September 30,
(in thousands of dollars)	2019	2018	2019	2018
General and administrative	$1,086	$1,482	$3,615	$3,119

G&A expenses consist of general corporate expenses such as compensation, legal, accounting and professional fees, consulting services, travel and other related corporate costs such as stock options and restricted stock granted and the related non-cash compensation.

G&A expenses increased by $0.5 million, or 15.9%, during the nine months ended September 30, 2019 compared to the same period in 2018,  mainly due to the additional costs incurred during the process of delisting from the TSX and listing on the NASDAQ. Also, additional fees were incurred for fulfilling requirements of US reporting, and for closing fees on the renewal of our revolving line of credit. For the three months ended September 30, 2019 G&A expenses decreased $0.4 million or 26.7%. This was due to the cessation of costs related to the acquiring of a listing on  the NASDAQ.

Interest Expense

	Three months ended September 30,		Nine months ended September 30,
(in thousands of dollars)	2019	2018	2019	2018
Interest expense	$29	$24	$86	$120

Interest expense relates to the interest and commitment fees paid on the revolving line of credit.

Interest expense decreased during the nine months ended September 30, 2019 due to the paying off of the revolving line of credit in December 2018. For the three months ended September 30, 2019 interest expense increased because the line of credit was only $0.9 million for the three months ended September 30, 2018 and the interest on the loan was minimal. This combined with the fact that our available borrowing base was increased to $23 million in January of 2019 causing our commitment fee to increase explains the increase in interest expense.

Net Gain (Loss) on Commodity Contracts

	Three months ended September 30,		Nine months ended September 30,
(in thousands of dollars)	2019	2018	2019	2018
Gain (loss) on derivative contracts	$1,270	$(297)	$3,495	$(771)

For the nine months ended September 30, 2019 and 2018, we entered into fixed price swap and basis swap derivative contracts. During the three and nine months ended September 30, 2019 we received net cash settlements of $1,157,271 and $1,344,690, respectively and during the three and nine months ended September 30, 2018 we paid net cash settlements of  $215,940 and $96,568, respectively, on the settlement of contracts. See Note 11, ‘‘Risk Management Activities,’’ of the Notes to Unaudited Condensed Consolidated Financial Statements.

Miscellaneous Income (Expense)

	Three months ended September 30,		Nine months ended September 30,
(in thousands of dollars)	2019	2018	2019	2018
Miscellaneous income	$484	$2	$1,503	$17

Miscellaneous income consists of interest income and other income.

For the three and nine months ended September 30, 2019 miscellaneous income consisted primarily of gain on the sale of a few stranded, non-producing leases in Pennsylvania and interest income. For the three and nine months ended September 30, 2018  miscellaneous income consisted primarily of a state income tax refund and interest income.

Capital Resources and Liquidity

Cash Flow

The primary sources and uses of cash for Epsilon during the three and nine months ended September 30, 2019 and 2018 was funds generated from operations.  In addition to operations, cash was received from the sale of leases in Pennsylvania during the three and nine months ended September 30, 2019 and used for acquisitions and development of oil and gas properties, and the buyback of common shares. For 2018, funds were mainly used for operations,  development expenditures, and the repayment of the revolving line of credit.

At September 30, 2019, we had a working capital surplus of $16.7 million, an increase of $3.1 million over the $13.6 million surplus at December 31, 2018. The surplus increased over the last year because of the cash that is continually being generated by operations and cash received from the settlement of derivative contracts and the previously discussed sale of leases in Pennsylvania.

Three and nine months ended September 30, 2019 compared to 2018

During the nine months ended September 30, 2019, $11.8 million was provided by the Company’s operating activities, compared to $8.3 million provided during the same period in 2018, a $3.5 million, and 42.6%  increase.  The increase was mainly due to the collection of receivables outstanding at December 31, 2018 and cash received on the settlement of derivative contracts. During the three months ended September 30, 2019, $2.9 million was provided by the Company’s operating activities compared to $3.8 million provided during the same period in 2018, a $0.9 million and 25.4% decrease. The decrease was mainly due to a decrease in funds generated from operations, caused by the weaker market prices for natural gas sales experienced in the third quarter.

The Company used $5.8 million of cash for investing activities during the nine months ended September 30, 2019. This was spent primarily on leasehold and development costs targeting increasing production in Oklahoma and Pennsylvania, and the acquisition of unproved properties in Oklahoma.  The spending was offset by $1.4 million of proceeds from the sale of some stranded, non-producing leases in Pennsylvania. For the nine months ended September 30, 2018,  the Company used  $0.8 million, mainly on leasehold and development costs in Oklahoma and Pennsylvania. During the three months ended September 30, 2019 $0.3 million was used for investing activities. This was spent primarily on leasehold development costs in Pennsylvania and offset by $0.4 million of proceeds from the sale of the stranded, non-producing leases in Pennsylvania. For the three months ended September 30, 2018 $0.5 million was used mainly for leasehold expenses.

The $0.4 million and $1.7 million of cash used for financing activity during the three and nine months ended September 30, 2019, respectively, was related to the repurchase of common shares of the Company and the $0.6 million and $2.9 million of cash used during the three and nine months ended September 30,  2018, respectively, was related to the repayment of the revolving line of credit in the amount of $2.5 million and the repurchase of common shares of the Company.

Credit Agreement

Effective July 30, 2013, our wholly owned subsidiary Epsilon Energy USA, Inc. entered into a senior secured revolving credit facility. The terms of this agreement include a total commitment of up to $100 million. The current effective borrowing base is $23 million, which is subject to semi-annual redetermination. Upon each advance, interest is charged at the rate of LIBOR plus an applicable margin. The applicable margin ranges from 2.75% to 3.75% and is based on the percent of the line of credit utilized. Effective January 7, 2019 the agreement was amended to extend the maturity date to March 1, 2022.

The bank has a first priority security interest in the tangible and intangible assets of Epsilon Energy USA to secure any outstanding amounts under the agreement. Under the terms of the agreement, the Company must maintain the following covenants:

•Interest coverage ratio greater than 3 based on income adjusted for interest, taxes and non-cash amounts.

•Current ratio, adjusted for line of credit amounts used and available and non-cash amounts, greater than 1.

•Leverage ratio less than 3.5 based on income adjusted for interest, taxes and non-cash amounts.

We were in compliance with the financial covenants of the agreement as of September 30, 2019 and December 31, 2018.

	Balance at	Balance at
	September 30,	December 31,	Borrowing Base	Interest
	2019	2018	September 30, 2019	Rate
Revolving line of credit	$—	$—	$23,000,000	3 mo. LIBOR + 2.75%

Available borrowing capacity under the credit agreement is $23 million as of  November 13, 2019.

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

At September 30, 2019, Epsilon’s outstanding natural gas commodity swap contracts consisted of the following:

		Weighted Average Price ($/MMbtu)
	Volume		Basis	Fair Value of Liability
Derivative Type	(Mmbtu)	Swaps	Differential	September 30, 2019
2019
Fixed price swap	1,067,500	$2.80	$—	407,178
Basis swap	1,067,500	$—	$(0.49)	9,131
2020
Fixed price swap	4,575,000	$2.73	$—	1,443,761
Basis swap	4,575,000	$—	$(0.46)	(7,056)
	11,285,000			$1,853,014

Contractual Obligations

The following table summarizes Epsilon’s contractual obligations at September 30, 2019:

	Payments Due by Period
		Less than	1 – 3	Greater than
	Total	1 Year	Years	3 Years
Derivative liabilities(1)	286,996	261,396	25,600	—
Asset retirement obligation, undiscounted	13,197,048	—	—	13,197,048
Operating leases	339,859	85,594	209,249	45,016
Total future commitments	$13,823,903	$346,990	$234,849	$13,242,064

________________________

(1)	The liability balance shown represents the gross mark-to-market liability balance of derivative contracts before being offset by contracts in an asset position.

We enter into commitments for capital expenditures in advance of the expenditures being made. There are currently no commitments for capital expenditures.

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

Off-Balance Sheet Arrangements

As of September 30, 2019,  the Company had no off-balance sheet arrangements.

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

At September 30, 2019, the outstanding principal balance under the credit agreement was nil.

Commodity Contracts

The Company’s financial results and condition depend primarily on the prices received for natural gas production. Natural gas prices have fluctuated widely and are determined by economic and political factors. Supply and demand factors, including weather, general economic conditions, the ability to transport the gas to other regions, as well as conditions in other natural gas regions, impact prices. Epsilon has established a hedging strategy and may manage the risk associated with changes in commodity prices by entering into various derivative financial instrument agreements and physical contracts. Although these commodity price risk management activities could expose Epsilon to losses or gains, entering into these contracts helps to stabilize cash flows and support the Company’s capital spending program.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of September 30, 2019 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently involved in any litigation.

ITEM 1A. RISK FACTORS

Risk factors relating to the Company are contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. No material change to such risk factors has occurred during the nine months ended September 30, 2019.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. —EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Sixth Amendment to Credit Agreement, effective as of August 14, 2019.

31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

101.INS(a)	XBRL Instance Document.

101.SCH(a)	XBRL Schema Document.

101.CAL(a)	XBRL Calculation Linkbase Document.

101.DEF(a)	XBRL Definition Linkbase Document.

101.LAB(a)	XBRL Labels Linkbase Document.

101.PRE(a)	XBRL Presentation Linkbase Document.

___________________

(a)	Filed herewith.

(b)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Epsilon Energy Ltd.
(Registrant)

Date: November 13, 2019	By:	/s/ B. Lane Bond
B. Lane Bond
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)