Form 10-K
period 2019-12-31
Epsilon Energy Ltd.
filed 2020-03-18
CIK 1726126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019.

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-38770

EPSILON ENERGY LTD.

(Exact name of registrant as specified in its charter)

Alberta, Canada	98-1476367
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

16945 Northchase Drive, Suite 1610

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:    $43.7 million. There were 26,790,985 shares of Common Shares ($0 par value) outstanding as of March 18, 2020.

PART I

FORWARD LOOKING STATEMENTS.

Certain statements contained in this report constitute forward-looking statements. The use of any of the words ‘‘anticipate,’’ ‘‘continue,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘may,’’ ‘‘will,’’ ‘‘project,’’ ‘‘should,’’ ‘‘believe,’’ and similar expressions and statements relating to matters that are not historical facts constitute ‘‘forward looking information’’ within the meaning of applicable securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated. Such forward-looking statements are based on reasonable assumptions, but no assurance can be given that these expectations will prove to be correct and the forward-looking statements included in this report should not be unduly relied upon. These statements are made only as of the date of this report. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to oil and natural gas production rates, commodity prices for crude oil or natural gas, supply and demand for oil and natural gas; the estimated quantity of oil and natural gas reserves, including reserve life; future development and production costs, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in this Annual Report on Form 10-K, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

DEFINED TERMS

We have included below the definitions for certain terms used in this document:

‘‘3-D seismic’’ Geophysical data that depict the subsurface strata in three dimensions. 3-D seismic typically provides a more detailed and accurate interpretation of the subsurface strata than 2-D, or two-dimensional, seismic.

‘‘ABCA’’ Business Corporations Act (Alberta).

‘‘Anchor shippers’’ Parties listed in the Anchor Shipper Gas Gathering Agreement for Northern Pennsylvania, including Epsilon Energy USA, Inc., Equinor USA Onshore Properties, Inc., and Chesapeake Energy, Inc. for the Auburn Gas Gathering System.

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

‘‘Completion’’ The process of preparing a natural gas and oil wellbore for production through the installation of permanent production equipment, as well as perforation and fracture stimulation to optimize production.

‘‘Delay rental’’ Consideration paid to the lessor by a lessee to extend the terms of an oil and natural gas lease in the absence of drilling operations and/or production that is contractually required to hold the lease. This consideration is generally required to be paid on or before the anniversary date of the natural gas and oil lease during its primary term, and typically extends the lease for an additional year.

‘‘Development well’’ A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

‘‘Differential’’ The difference between a benchmark price of oil and natural gas, such as the NYMEX crude oil spot price, and the wellhead price received.

‘‘Dry hole’’ A well found to be incapable of producing either natural gas or oil in sufficient quantities to justify completion as a natural gas or oil well.

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

“Henry Hub” A natural gas pipeline located in Erath, Louisiana, that serves as the official delivery location for futures contracts on the New York Mercantile Exchange (NYMEX). The hub is owned by Sabine Pipe Line LLC and has access to many of the major gas markets in the United States.

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

‘‘Reserves’’ Estimated remaining quantities of natural gas and oil and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering natural gas and oil or related substances to market, and all permits and financing required to implement the project.

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

EXCHANGE RATE

The following tables set forth for the period indicated the rate used to convert one Canadian dollar to U.S. dollars, expressed in U.S. dollars. Within this report, all amounts are shown in US$ unless otherwise indicated.

	December 31,	December 31,
	2019	2018
Daily Closing Rate	0.7715	0.7329

Average Rate	0.7536	0.7718
High Closing Rate	0.7715	0.8143
Low Closing Rate	0.7358	0.7326

ITEM 1.       BUSINESS.

Summary

Epsilon Energy Ltd. (the “Company” or “Epsilon” or “we”) was incorporated under the laws of the Province of Alberta, Canada March 14, 2005, pursuant to the ABCA. The Company is extra‑provincially registered in Ontario pursuant to the Business Corporations Act (Ontario). Epsilon is a North American on-shore focused independent natural gas and oil company engaged in the acquisition, development, gathering and production of natural gas and oil reserves. Our primary areas of operation are Pennsylvania and Oklahoma. Our assets are concentrated in areas with known hydrocarbon resources, which are conducive to multi-well, repeatable drilling programs. On October 24, 2007, the Company became a publicly traded entity trading on the Toronto Stock Exchange (“TSX”) in Canada. On February 14, 2019, Epsilon’s registration statement on Form 10 was declared effective by the United States Securities and Exchange Commission and on February 19, 2019, we began trading in the United States on the NASDAQ Global Market under the trading symbol “EPSN.” Effective as of the close of trading on March 15, 2019, Epsilon voluntarily delisted its common shares from the TSX.  At December 31, 2019, Epsilon’s total estimated net proved reserves were 124,161 million cubic feet (MMcf) of natural gas reserves and 116,053 barrels (Bbl) of oil and other liquids. Epsilon held leasehold rights to approximately 78,101 gross (13,100 net) acres. The Company has natural gas production in the Marcellus in Pennsylvania and oil, natural gas liquids and natural gas production in the Anadarko Basin in Oklahoma.

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

Substantially all of the production from our Pennsylvania acreage (4,130 net) is dedicated to the Auburn Gas Gathering System, or the Auburn GGS, located in Susquehanna County, Pennsylvania for a 15 year term expiring in 2026 under an operating agreement whereby the Auburn GGS owners receive a fixed percentage rate of return on the total capital invested in the construction and maintenance of the system. We own a 35% interest in the Auburn GGS which is operated by a subsidiary of Williams Partners, LP. In 2019, we paid $1.2 million to the Auburn GGS to gather and treat our 7.6 Bcf of natural gas production in Pennsylvania ($1.1 million to the Auburn GGS to gather and treat our 7.3 Bcf in 2018).

Our principal executive office is located at 16945 Northchase Drive, Suite 1610, Houston, Texas 77060, and our telephone number at that address is (281) 670‑0002. Our registered office in Alberta, Canada is located at 14505 Bannister Road SE, Suite 300, Calgary, AB, Canada T2X 3J3.

Business highlights of 2019

Operational Highlights

Marcellus Shale—Pennsylvania

•	During the year ended December 31, 2019, Epsilon’s realized natural gas price was $2.18 per Mcf, a 13% decrease over the year ended December 31, 2018.
•	Total year ended December 31, 2019 natural gas production was 7.6 Bcf, as compared to 7.3 Bcf during 2018.
•

Gathered and delivered 87.8 Bcf gross (30.7 Bcf net to Epsilon’s interest) during the year, or 241 MMcf/d through the Auburn Gas Gathering System which represents approximately 73% of designed throughput capacity.

•

We participated in the drilling and completion of 4 gross (1.07 net) lower Marcellus wells in 2019. These wells went into production in October. In addition, 5 wells (0.39 net) which were spud in Q4 2018 were completed and 4 were turned to production in February 2019, and the 5th was turned to production in June. Two of these wells targeted the Upper Marcellus.

Anadarko, NW Stack Trend—Oklahoma

•	During 2019, Epsilon’s realized price for all Oklahoma production was $3.01 per Mcfe, a 21% decrease over 2018.
•	Total production for 2019 included natural gas, oil, and other liquids and was 0.29 Bcfe, as compared to 0.35 Bcfe during 2018.
•	We participated in the drilling of 2 gross (0.79 net) wells during 2019. One well (0.10 net to Epsilon) was completed and turned to production in December. Completion operations for the second well were postponed due to a significant decrease in NGL and oil prices. The well will be considered for completion when commodity prices have recovered enough to generate an attractive return on the incremental capital required for the completion operation.

Business highlights of 2018

Operational Highlights

Marcellus Shale—Pennsylvania

•	During the year ended December 31, 2018, Epsilon’s realized natural gas price was $2.51 per Mcf, an 18% increase from the year ended, December 31, 2017.
•	Total year ended December 31, 2018, production was 7.3 Bcf of natural gas net to our revenue interest in Pennsylvania, as compared to 8.9 Bcf in 2017.
•	We participated in the drilling and completion of 4 gross (0.39 net) upper Marcellus wells during 2018. The wells were turned to production in February 2019.
•	Gathered and delivered 100.1 Bcf gross (35.0 Bcf net to Epsilon’s interest) during the year, or 274 MMcf/d through the Auburn System which represents approximately 83% of designed throughput capacity

NW Stack Trend—Oklahoma

•	During 2018, Epsilon’s realized price for all production was $3.83 per Mcfe.
•	Total production for 2018 included natural gas, oil, and other liquids and was 0.35 Bcfe.
•

We participated in the drilling of 3 gross (0.02 net) wells in the Anadarko basin during 2018. Two of the wells were completed with one well being turned to production in June, and the second in August.

Properties

As of December 31, 2019, Epsilon’s 78,101 gross (13,100 net) acres are all located in the United States and include 269 gross (59.51 net) wells.

	Gross(1)	Net(2)
Producing Wells
Oil	8	1.55
Gas	152	30.75
Oil & Gas	67	14.77
Total Producing Wells	227	47.07
Non-producing Wells	42	12.44
Total Wells	269	59.51

Acreage

As of December 31, 2019, our leasehold inventory consisted of the following acreage amounts, rounded to the nearest acre:

	Gross(1)	Net(2) (3)
Developed Acres
Pennsylvania	8,097	4,130
Oklahoma	6,723	702
Mississippi	627	376
	15,447	5,207
Undeveloped Acres
Pennsylvania	—	—
Oklahoma	62,654	7,893
Mississippi	—	—
	62,654	7,893
Total Acres
Pennsylvania	8,097	4,130
Oklahoma	69,377	8,594
Mississippi	627	376
Total acres	78,101	13,100

(1)	“Gross” means one‑hundred percent of the working interest ownership in each leasehold tract of land.
(2)	“Net” means the Company’s fractional working interest share in each leasehold tract of land on which productive wells have been drilled.
(3)

“Net Undeveloped” means the Company’s fractional working interest share in each leasehold tract of land where productive wells have yet to be drilled. All of Epsilon’s Oklahoma undeveloped properties are deep rights acreage which is held by production of developed properties.

Business Segments

Our operations are conducted by three operating segments for which information is provided in our consolidated financial statements for the years ended December 31, 2019 and 2018.

The three segments are as follows:

Upstream:  Activities include acquisition, exploration, development and production of oil and natural gas reserves on properties within the United States.

Gathering System:  We partner with two other companies to operate a natural gas gathering system.

Corporate:  Activities include our corporate and governance functions.

For information about our segment’s revenues, profits and losses, total assets, and total liabilities, see Note 12, “Operating Segments,” of the Notes to Consolidated Financial Statements.

Oil and Natural Gas Production and Revenues and Gathering System Revenues

A summary of our net oil and natural gas production, average oil and natural gas prices and related revenues and our gathering system revenues for the years ended December 31, 2019 and 2018, respectively, follows:

	Year ended
	December 31,
Revenues ($000)	2019	2018
Natural gas revenue	$16,945,302	$19,031,422
Volume (MMcf)	7,757	7,563
Avg. Price ($/Mcf)	$2.18	$2.52
PA Exit Rate (MMcfpd)	30.5	21.2
Oil and other liquids revenue	$424,661	$671,221
Volume (MBO)	14.5	17.1
Avg. Price ($/Bbl)	$29.24	$39.31
Gathering system revenue	$9,320,373	$9,981,562
Total Revenues	$26,690,336	$29,684,205

Gathering System Operations

Epsilon Energy USA is the 100% owner of Epsilon Midstream, which owns a 35% undivided interest in the Auburn Gas Gathering System, or the Auburn GGS, located in Susquehanna County, Pennsylvania, with partners Appalachia Midstream Services, LLC (43.875%) and Equinor Pipelines, LLC (21.125%). The Anchor Shippers, Epsilon Energy, Equinor USA Onshore Properties, Inc., and Chesapeake Energy, Inc. dedicated approximately 18,000 mineral acres to the Auburn GGS for an initial term of 15 years under an operating agreement whereby the Auburn GGS owners receive a fixed percentage rate of return on the total capital invested in the construction of the system.

The gathering rate of the Auburn gas gathering system (“Auburn GGS”) is determined by a cost of service model whereby the Anchor Shippers in the system dedicate acreage and reserves to the gas gathering system in exchange for the Auburn GGS owners agreeing to an 18% contractual rate of return on invested capital. The term of this arrangement is 15 years commencing January 1, 2012 and expiring December 31, 2026. Each year, the Auburn GGS historical and forecast throughput, revenue, operating expenses and capital expenditures are entered into the cost of service model. The model then computes the new gathering rate that will yield the contractual rate of return to the Auburn GGS owners. In 2026, prior to the end of the initial period on December 31, a new agreement governing rates will be negotiated between the Anchor Shippers and the gathering system owner.

The Auburn GGS consists of 43.9 miles of gathering pipelines, a small auxiliary compression facility and a main compression facility with three dehydration units and three Caterpillar 3612 compression units. Design capacity of the Auburn compression facility, or the Auburn CF, is approximately 330,000 Mcf, per day. The Auburn CF delivers processed natural gas into the Tennessee Gas Pipeline at the Shoemaker Dehy receipt meter. The Auburn GGS is connected with the adjacent Rome GGS, which allows for the receipt of additional natural gas to maximize utilization of the Auburn CF and Tennessee Gas Pipeline meter capacity.

Revenues from the Auburn GGS are earned primarily from Anchor Shippers, Epsilon Energy USA, Equinor USA Onshore Properties, Inc. and Chesapeake Energy, Inc. Additional but less significant revenues are earned from Chief Oil & Gas LLC. Revenues derived from Epsilon’s production which have been eliminated from gathering system revenues amounted to $1.2 million and $1.1 million, respectively, for the years ended December 31, 2019 and 2018.

During years ended December 31, 2019 and 2018, the Auburn GGS delivered 87.8 Bcf and 100.1 Bcf respectively, of natural gas, or 241 and 274 MMcf per day.

Proved Reserves

Per our reserve report prepared by independent petroleum consultants, DeGolyer and MacNaughton, our estimated proved reserves as of December 31, 2019, are summarized in the table below. See Risk Factors for information relating to the uncertainties surrounding these reserve categories.

	Natural Gas	Oil and other
	MMcf	Liquids MBbl
Pennsylvania-Marcellus Shale
Proved developed producing	65,774.2	—
Proved undeveloped	55,383.8	—
Total Pennsylvania proved reserves	121,158.0	—
Oklahoma-Anadarko Basin
Proved developed producing	1,383.7	34.8
Proved undeveloped	1,619.2	81.2
Total Oklahoma proved reserves	3,003.0	116.1
Total proved reserves at December 31, 2019	124,160.9	116.1

We have not engaged in any exploration capital spending in 2019 or 2018.  At this time, the Company is on track to develop our proved undeveloped properties within 5 years. Our development capital spending to convert proved undeveloped reserves to proved developed reserves for the periods indicated is as follows:

•

In 2019 in Pennsylvania, 4 gross (1.07 net) wells were drilled and completed. (Net development capital $5.6 million). Reserves of 9.7 Bcf for these wells were reclassified as proved developed producing as these wells were turned online in October. Additionally, the 4 gross (0.39 net) wells drilled in 2018 were completed (Development capital $1.6 million) and turned online in February 2019. These wells added another 3.1 Bcf of reserves.

•	In 2019 in Oklahoma, 2 gross (0.79 net) wells were drilled (Development capital $3.13 million). One was completed and went online in October, the other is waiting on completion.

Internal Controls Over Reserves Estimation Process and Qualifications of Technical Persons with Oversight for The Company’s Overall Reserve Estimation Process

Our policies regarding internal controls over reserve estimates require reserves to be prepared by an independent engineering firm under the supervision of our Chief Executive Officer, and to be in compliance with generally accepted geologic, petroleum engineering and evaluation principles and definitions and guidelines established by the SEC. The corporate staff interacts with our internal petroleum engineers and geoscience professionals in each of our operating areas and with operating, accounting and marketing employees to obtain the necessary data for the reserves estimation process. Reserves are reviewed and approved internally by our Chief Executive Officer on a semi‑annual basis. Our Chief Executive Officer holds a Bachelor of Science degree in Chemical Engineering has studied Petroleum Engineering courses on a Masters Level and completed a Masters in Business Administration. He has over 37 years of experience in various positions in the global natural gas and oil business, primarily holding positions in the areas of reservoir development strategy, property valuations, completions and production optimization. He has also been managing the allocation of capital in natural gas and oil investments and appraising the values of those assets on a quarterly basis with Domain Energy Advisors since January 2005. The reserve information in this report is based on estimates prepared by DeGolyer and MacNaughton, our independent engineering firm. The person responsible for preparing the reserve report, Gregory Graves, is a Registered Professional Engineer (No.70734) in the State of Texas and a Senior Vice President of the firm. Mr. Graves graduated from the University of Texas at Austin with a degree in Petroleum Engineering, and is a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers, and has prepared estimates of natural gas and oil reserves since joining DeGolyer and MacNaughton in 2006. We provide our engineering firm with property interests, production, capital budgets, current operating costs, current production prices and other information. This information is reviewed by our Chief Executive Officer to ensure accuracy and completeness of the data prior to submission to our independent engineering firm. Additionally, we have an independent member of the Board interview the reserve engineering firm to ensure the independent nature of the appraisal.

Marketing and Major Customers

Natural gas marketing is extremely competitive in northeast Pennsylvania because of the limited interstate transportation capacity and ample natural gas supply. We do not currently own any firm transportation on interstate pipelines that would enable us to diversify our natural gas sales to downstream customers. As a result, all of our Pennsylvania gas sales occur in Zone 4 of the Tennessee Gas Pipeline at the Shoemaker Dehy meter, which is the receipt point from the Auburn Compression Facility.

For the year ended December 31, 2019, we sold natural gas to 29 unique customers. EQT Energy LLC, and Spotlight Energy LLC each accounted for 10% or more of our total revenue. For the year ended December 31, 2018,  we sold natural gas to 28 unique customers. Citadel Energy Marketing LLC, and Spotlight Energy LLC each accounted for 10% or more of our total revenue.

Geographic Locations of Operations

Through December 31, 2019, our primary source of revenue originated from natural gas production and gathering system revenues in the state of Pennsylvania. Our asset in Pennsylvania has not yet reached the mature stage, but at some point we may need to acquire and develop other producing assets to maintain our current level or to grow. To this end, we have begun to acquire leases in the Anadarko basin and to expand our holdings in Pennsylvania.

Competition

In both the Marcellus Basin and the Anadarko Basin, we operate in a competitive environment for acquiring leases, developing reserves and marketing production. In most instances, we are a substantially smaller organization than our competitors both in terms of our personnel as well as our financial capability. This size differential relative to our competitors could disadvantage us, particularly in regard to accessing capital markets, acquiring technical expertise, and attracting and retaining talented personnel.

It is not uncommon in the oil and natural gas industry to experience shortages of drilling and completion rigs, equipment, pipe, services and personnel, which can cause both delays in development drilling activities and significant cost increases. We are exposed to the risk of industry competition for drilling rigs, completion rigs and availability of related equipment and services, among other goods and services required in our business.

In our gas gathering activity in the Marcellus, the competition for customer shippers on our Auburn GGS is significant. Although the Auburn GGS has three dedicated shippers (of which we are one), there is non‑dedicated acreage within the footprint of the gathering system. However, the Auburn GGS currently serves only one non‑anchor shipper, and there is no guarantee that we will be able to attract other customers to the system.

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

Employees

As of December 31, 2019, we had eight full‑time employees (including executive officers) in Houston, Texas. None of our employees are subject to a collective bargaining agreement or represented by a union.

Legal Proceedings

We are not aware of any pending or threatened legal proceedings to which we may be a party. From time to time, we may become involved in litigation related to claims arising from the ordinary course of our business.

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

Hydraulic Fracturing

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and natural gas commissions. However, the EPA has asserted federal regulatory authority over certain hydraulic fracturing practices and has finalized a study of the potential environmental impacts of hydraulic fracturing activities. In 2014, the EPA issued an advanced notice of proposed rulemaking under the Toxic Substances Control Act of 1976 requesting comments related to disclosure for hydraulic fracturing chemicals. The Department of the Interior had released final regulations governing hydraulic fracturing on federal and Native American oil and natural gas leases which require lessees to file for approval of well stimulation work before commencement of operations and require well operators to disclose the trade names and purposes of additives used in the fracturing fluids. However, in December 2017, the Bureau of Land Management published a final rule rescinding the March 26, 2015 rule (“BLM 2015 Rule”), entitled “Natural gas and oil; Hydraulic Fracturing on Federal and Indian Lands.” The primary purposes of the BLM 2015 Rule were to ensure that wells were constructed so as to protect water supplies, to ensure environmentally responsible management of fluids displaced by fracturing, and to provide public disclosure of chemicals used in fracturing operations. The net effect of the December 2017 rule making is to return the affected sections of the Code of Federal Regulations to the language that existed before the BLM’s 2015 Rule. In addition, legislation has from time to time been introduced, but not adopted, in Congress to provide for additional federal regulation of hydraulic fracturing and to require additional disclosure of the chemicals used in the fracturing process. In addition, some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances.

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

Market for Our Common Equity and Related Stockholder Matters

Market Information. Commencing on February 19, 2019, the common shares of the Company trade on the NASDAQ Global Market with the ticker symbol ‘‘EPSN.’’ Effective as of the close of trading on March 15, 2019, Epsilon voluntarily delisted its common shares from the Toronto Stock Exchange. The last reported sales price of our common shares on the NASDAQ Global Market on March 17,  2020 was $2.70 per share.

Shareholders. We had approximately 1,400 shareholders of record as of December 31, 2019.

Dividends. We have not declared or paid any cash or stock dividends on our common shares since our inception and do not anticipate declaring or paying any cash or stock dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Incentive Plans.

At December 31, 2019, we were authorized to issue equity securities as follows:

	Number of Shares to be	Weighted Average
	Issued Upon Exercise or	Exercise or Vesting Price	Number of Shares Remaining
	Vesting of Outstanding	of Outstanding Options	Available for Future Issuance
Plan Category	Options or Shares	or Shares	Under Equity Compensation Plans
Equity share options under Amended and Restated 2017 Stock Option Plan	245,000	$5.27	755,000
Common shares under 2017 Stock Compensation Plan	346,499	$3.76	653,501

The following table sets out the number of common shares to be issued upon exercise of outstanding options issued pursuant to our equity compensation plans and the weighted average exercise price of outstanding options for the periods indicated:

	As at		As at
	December 31, 2019		December 31, 2018
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price
Balance at beginning of period	290,750	$5.02	330,750	$5.14
Exercised	(25,000)	2.17	—	—
Expired/Forfeited	(20,750)	$5.37	(40,000)	6.00
Balance at period-end	245,000	$5.27	290,750	$5.02

Exercisable at period-end	206,670	$5.32	210,249	$5.02

As of December 31, 2019, we had no warrants or other common share‑related rights outstanding.

At December 31, 2019, we were authorized to issue Common Shares in an amount up to 100% of the participant’s compensation paid by the Company in consideration of the participant’s service for the current year divided by the market price of the Common Shares on the NASDAQ at the date of issuance of the Common Shares in the current year. As of that date, we had 346,499 unvested common shares granted. The following table sets out the number of common shares to be issued upon vesting over the next three years pursuant to our share compensation plan and the weighted average market price at date of issue for outstanding shares for the periods indicated:

	As at		As at
	December 31, 2019		December 31, 2018
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Grant Date	Shares	Grant Date
	Outstanding	Market Price	Outstanding	Market Price
Balance non-vested Restricted Stock at beginning of period	282,833	$4.53	162,500	$4.59
Granted	184,500	3.30	174,500	4.49
Vested	(106,834)	4.54	(54,167)	4.60
Forfeited	(14,000)	4.43	—	—
Balance non-vested Restricted Stock at end of period	346,499	$3.76	282,833	$4.53

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

Revenues, profitability, liquidity, ability to access capital and future growth prospects are highly dependent on the prices received for oil and natural gas. The prices of these commodities are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile, and this volatility may continue in the future. The volatility of the energy markets generally make it extremely difficult to predict future oil and natural gas price movements. Also, prices for crude oil and prices for natural gas do not necessarily move in tandem. Declines in oil or natural gas prices would not only reduce revenue, but could also reduce the amount of oil and natural gas that can be economically produced and therefore potentially lower natural gas and oil reserve quantities. If the oil and natural gas industry continues to experience low prices, we may, among other things, be unable to meet all of our financial obligations or make planned expenditures.

Substantial and extended declines in oil and natural gas prices may result in impairments of proved natural gas and oil properties or undeveloped acreage and may materially and adversely affect our future business, financial condition, cash flows, results of operations, liquidity or ability to finance planned capital expenditures. To the extent commodity prices received from production are insufficient to fund planned capital expenditures, spending will be required to be reduced, assets could be sold or funds may be borrowed to fund any such shortfall.

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

In accordance with applicable securities laws, the technical report on our oil and natural gas reserves prepared by DeGolyer and MacNaughton, independent petroleum consultants, as of December 31, 2019 and 2018, or the DeGolyer Reserve Reports, used SEC guideline prices and cost estimates in calculating net cash flows from oil and natural gas reserve quantities included within the report. Actual future net revenue will be affected by other factors such as actual commodity prices, production levels, supply and demand for oil and natural gas, curtailments or increases in consumption by oil and natural gas purchasers, changes in governmental regulation or taxation and the impact of inflation on costs. Actual production and revenues derived thereof will vary from the estimates contained in the DeGolyer Reserve Report, and such variations could be material. The DeGolyer Reserve Report is based in part on the assumed success of activities that we intend to undertake in future years. The oil and natural gas reserves and estimated cash flows to be derived therefrom contained in the DeGolyer Reserve Report will be reduced to the extent that such activities do not achieve the level of success assumed in the DeGolyer Reserve Report.

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

An investment in us is subject to certain risks. There are numerous factors that may affect the success of our business that are beyond our control including local, national and international economic and political conditions. Our business involves a high degree of risk, which a combination of experience, knowledge and careful evaluation may not overcome. Through December 31, 2019, our primary source of revenue originated from natural gas production and gathering system revenues in the state of Pennsylvania. Our asset in Pennsylvania has not yet reached the mature stage, but at some point we may need to acquire and develop other producing assets to maintain our current level or to grow. To this end, we have begun to acquire leases in the Anadarko basin and to expand our holdings in Pennsylvania. Our future depends on being able to successfully fund and develop these assets. There can be no assurance that our business will be successful or that profitability will continue or that we will discover additional commercial quantities of crude oil or natural gas.

If there is a sustained economic downturn or recession in the United States or globally, natural gas and oil prices may fall and may become and remain depressed for a long period of time, which may adversely affect our results of operations. We may be unable to obtain additional capital required to implement our business plan, which could restrict our ability to grow.

Operations could also be adversely affected by general economic downturns, changes in the political landscape or limitations on spending. An economic downturn and uncertainty may have a negative impact on our business. In 2008, the financial markets collapsed causing the capital markets for the natural gas and oil sector substantial setbacks. As recently as 2015 and 2016, natural gas and oil prices decreased to a point as to make almost all investment in natural gas and oil projects uneconomic. As of March 16, 2020, the one month forward contract for WTI (NYMEX) was $28.70 per Bbl and the one month forward contract for natural gas (NYMEX) was $1.82 per MMBtu. We cannot predict the length and impact of the recent significant downturn in demand and commodity prices as a result of the global COVID-19 crisis and the discord among oil producing nations referred to as OPEC+. There can be no assurance that we will be able to access capital markets to provide funding for future operations that would require additional capital beyond our current existing available capital on terms acceptable to us.

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

From time to time, we may enter into transactions to acquire assets or shares of other companies. These transactions may be financed partially or wholly with debt, which may increase our debt levels. Depending on future exploration and development plans, we may require additional equity and/or debt financing that may not be available or, if available, may not be available on favorable terms. Neither our articles nor our by‑laws limit the amount of indebtedness that we may incur. The level of our indebtedness, from time to time, could impair our ability to obtain additional financing in the future on a timely basis to take advantage of business opportunities that may arise.

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

Approximately 96% of our production during fiscal 2019 and 2018 was derived from our properties in the Marcellus region of Pennsylvania. As a result of this geographic concentration, we may be disproportionately exposed to the effect of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, weather events or interruption of the processing or transportation of crude oil or natural gas. Additionally, we may be exposed to additional risks, such as changes in field‑wide rules and regulations that could cause us to permanently or temporarily shut‑in many or all of our wells within the Marcellus.

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

Investor sentiment towards climate change, fossil fuels, and sustainability could adversely affect our business and our share price.

There have been efforts in recent years aimed at the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities and other groups, to promote the divestment of shares of energy companies, as well as to pressure lenders and other financial services companies to limit or curtail activities with energy companies. If these efforts are successful, our stock price and our ability to access capital markets may be negatively impacted.

Members of the investment community are also increasing their focus on sustainability practices, including practices related to GHGs and climate change, in the energy industry. As a result, we may face increasing pressure regarding our sustainability disclosures and practices. Additionally, members of the investment community may screen companies such as ours for sustainability performance before investing in our shares.

We are subject to complex laws and regulations, including environmental regulations that can have a material adverse effect on the cost, manner and feasibility of doing business.

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

As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. We are an emerging growth company until the earliest of:

•	the last day of the fiscal year during which we have total annual gross revenues of $1.07 billion or more;
•	the last day of the fiscal year following the fifth anniversary of our registration on February 14, 2019;
•	the date on which we have, during the previous 3‑year period, issued more than $1 billion in non‑convertible debt; or
•	the date on which we are deemed a “large accelerated filer” as defined under the federal securities laws.

For so long as we remain an “emerging growth company,” we will not be required to:

•	have an auditor report on our internal control over financial reporting pursuant to the Sarbanes‑Oxley Act of 2002;
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

Differential is an energy industry term that refers to the discount or premium received for the sale of a petroleum product at a specific location relative to a nationally recognized sales hub. In the Marcellus, natural gas is significantly discounted to Henry Hub and the size of the differential can be volatile. Many factors influence the size and duration of differentials including local supply / demand imbalances, seasonal fluctuations in demand, transportation availability and cost, as well as the regulatory environment as it pertains to constructing new transportation pipelines. In Northeast Pennsylvania, negative differentials have persisted for many years due to rapid increases in supply as a result of advances in well completion techniques. Despite substantial increases in local demand for natural gas coupled with pipeline expansions, optimizations, and new pipelines that have been brought into service, the natural gas differential in Northeast Pennsylvania remains significant. There is no guarantee that future demand or pipeline transportation projects will eliminate this differential, and it will therefore remain a significant risk to demand for transportation service on the Auburn GGS, and therefore Epsilon’s revenues and cash flows.

We compete with other operators in our gas gathering energy businesses.

Although the Anchor Shippers have dedicated their acreage and reserves to the Auburn GGS, the Auburn GGS may not be chosen by other producers in these areas to gather and compress the natural gas extracted. We compete with other companies, including co‑owners of the Auburn gas gathering system who operate other systems, for any such production from non‑anchor shippers on the basis of many factors, including but not limited to geographic proximity to the production, costs of connection, available capacity, rates and access to markets. Competition in natural gas gathering is based in large part on existing assets, reputation, efficiency, system reliability, gathering system capacity and pricing arrangements. Our key competitors in the natural gas gathering business include independent gas gatherers and major integrated energy companies. Alternate gathering facilities are available to non‑anchor shippers we serve, and those producers may also elect to construct proprietary gas gathering systems. A significant increase in competition in the gas gathering industry could have a material adverse effect on our financial position, results of operations and cash flows.

Several of our assets have been in service for many years may require significant expenditures to maintain them. As a result, our maintenance or repair costs may increase in the future.

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

Any of these risks could result in loss of human life, personal injuries, significant damage to property, environmental pollution, impairment of our operations and substantial financial losses to us. In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks and losses, and only at levels we believe to be appropriate. The location of certain segments of our facilities in or near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks. In spite of our precautions, an event such as those described above could cause considerable harm to people or property and could have a material adverse effect on our financial condition and results of operations, particularly if the event is not fully covered by insurance. Accidents or other operating risks could further result in loss of service available to our customers.

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

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The information required by Item 201 of Regulation S-K is contained in ‘‘Item 1. Business.’’

On December 31, 2019, our Board made a grant to our directors, executive officers and employees, entitling them to receive an aggregate of 247,000 Common Shares which shares will not be issued to the award recipients unless certain time or performance based vesting criteria, as applicable, are met, in which case the vesting will occur in equal parts over a three year period. The awards were made under the Share Compensation Plan in accordance with Rule 701 promulgated under the Securities Act.

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

The following table contains information about our repurchase of equity securities during the year ended December 31, 2019:

			Total number	Maximum number
			of shares	of shares that
			purchased as	may yet be
	Total number	Average price	part of publicly	purchased under
	of shares	paid per	announced plans	the plans or
	purchased	share	or programs	programs
Beginning balance at May 20, 2019			—	1,367,762
May 2019	16,148	$4.17
June 2019	221,041	$4.12
July 2019	55,112	$3.90
August 2019	56,432	$3.66
September 2019	14,797	$3.79
October 2019	42,307	$3.38
November 2019	290,259	$3.41
Total for the year ended December 31, 2019	696,096	$3.72	696,096	671,666

ITEM 6.       SELECTED FINANCIAL DATA.

The table below presents our selected historical consolidated financial data for the years ended December 31, 2019 and 2018. The selected historical consolidated financial data as of and for the years ended December 31, 2019 and 2018 have been derived from our audited consolidated financial statements, which have been audited by BDO USA, LLP, an independent registered public accounting firm. The selected historical consolidated financial data set forth below should be read in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for such periods and our consolidated financial statements and related notes. Our consolidated financial statements included in this report have been prepared in accordance with United States generally accepted accounting principles, or GAAP.

To meet NASDAQ listing standards, the shareholders of the Company, on December 19, 2018, approved a Consolidation (reverse stock split) of the issued and outstanding common shares on the basis of one (1) new common share for up to every existing two (2) common shares issued and outstanding immediately prior to the Consolidation. The common shares commenced trading on a post-Consolidation basis on the TSX on December 24, 2018. All share amounts and per share data are presented in these statements on a post-Consolidation basis.

	Year ended December 31,
	2019	2018
Income Statement Data
Revenues	$26,690,336	$29,684,205
Cost of revenues	7,908,803	7,945,677
Development geological and geophysical expenses	83,748	—
Depreciation, depletion, amortization and accretion	7,387,681	7,181,753
Gain on sale of property	(1,375,000)	189,142
General and administrative expense	4,500,000	4,935,738
Income from operations	8,185,104	9,431,895
Other income (expense)	4,290,384	(2,027,410)
Income tax expense	3,777,489	742,425
Net income	$8,697,999	$6,662,060
Net income per share, basic	$0.32	$0.24
Net income per share, diluted	$0.32	$0.24
Weighted average number of shares outstanding, basic	27,129,430	27,462,788
Weighted average number of shares outstanding, diluted	27,129,430	27,474,125

	As of December 31,
	2019	2018
Balance Sheet Data
Cash and cash equivalents	$14,052,417	$14,401,257
Oil and gas properties	62,611,733	54,542,839
Gathering system properties	11,483,535	12,903,274
Total assets	97,669,203	87,897,709
Total long-term liabilities	13,807,341	11,614,432
Total shareholders’ equity(1)	76,362,994	69,944,087

(1)    No cash dividends were declared or paid during the periods presented.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding of trends and significant changes in or results of operations and the financial condition of Epsilon Energy Ltd. and its subsidiaries for the periods presented. This section should be read in conjunction with the audited consolidated financial statements as at December 31, 2019 and 2018 and for the years then ended together with accompanying notes.

Overview

We are a North American on‑shore focused independent natural gas and oil company engaged in the acquisition, development, gathering and production of natural gas and oil reserves. Our primary areas of operation are Pennsylvania and Oklahoma. Our assets are concentrated in areas with known hydrocarbon resources, which are conducive to multi‑well, repeatable drilling programs.

Substantially all of the production from our Pennsylvania acreage (4,130  net) is dedicated to the Auburn Gas Gathering System, or the Auburn GGS, located in Susquehanna County, Pennsylvania for a 15 year term expiring in 2026 under an operating agreement whereby the Auburn GGS owners receive a fixed percentage rate of return on the total capital invested in the construction of the system. We own a 35% interest in the system which is operated by a subsidiary of Williams Partners, LP. In 2019, we paid $1.2 million to the Auburn GGS to gather and treat our 7.6 Bcf of natural gas production in Pennsylvania ($1.1 million to the Auburn GGS to gather and treat our 7.3 Bcf in 2018).

At December 31, 2019 our total estimated net proved reserves were 124,161 million cubic feet (MMcf) of natural gas reserves and 116,053 barrels (Bbl) of oil and other liquids, and we held leasehold rights to approximately 78,101 gross (13,100 net) acres. We have natural gas production in Pennsylvania, and natural gas and oil production from our operated and non‑operated wells in Oklahoma.

Business Strategy

Our business strategy is to manage the cash flow generated from our producing leasehold and midstream assets in a manner where the risked capital allocation provides attractive rates of return. Our remaining inventory of drillable locations within existing leasehold is sufficient to maintain this cash flow for several years at capital expenditure levels well within the yearly free cash flow generated from these assets. In addition, we seek to identify attractive onshore natural gas and oil properties in the United States, to acquire a leasehold interest and to develop the leasehold interest with the goal of deploying capital at attractive rates.

The core Marcellus Shale is one of the most attractive dry gas resources in the lower United States and has attracted significant development capital. Well productivity has improved dramatically for many years resulting in increasing initial production rates and gas recoveries. The resulting supply of natural gas has at times stressed the transportation infrastructure of the Northeast US and exacerbated the local price discount to Henry Hub. In many other basins throughout the US, the increase in natural gas production has outpaced demand. This market condition has resulted in historically weaker natural gas prices for the benchmark index Henry Hub.

The operating environment remains challenging in Northeast Pennsylvania. In the Marcellus, we implemented a number of initiatives to enhance the value of our core assets in the Marcellus including a comprehensive review of well spacing and completion productivity for both the Lower and Upper Marcellus, and we are working with our well operators to increase operating efficiency.  In addition, we continue to work closely with our gathering system partners in order to enhance operational safety and to preserve and grow the long-term value of our gathering system assets.

The major producers in the Appalachian region are under tremendous pressure from capital markets to demonstrate capital discipline and control costs. Several major producers have announced reduced capital programs to balance the supply-demand for the commodity. Accordingly, we expect local production to decline modestly throughout the second half of 2020. We cannot, however, predict the duration of a global recession and its impact on oil and gas demand and commodity prices. Our target is to maintain our current production level or grow modestly, but only if natural gas prices improve and the capital deployed can achieve our internal hurdle rate of return.

In the longer term, we believe natural gas prices will become more constructive due to a moderating of supply and incremental demand from LNG exports, exports to Mexico and further coal to gas switching for domestic electrical power generation. Specifically, LNG export capacity is expected to more than double from the current ~ 8.5 Bcf/d to 17 Bcf/d by 2024 based only on facilities currently commissioning or under construction.

In the Northwest STACK, the Company chooses to not deploy capital due to depressed natural gas liquids and natural gas pricing.  However, the leases are held by production which provides a long-term right to develop additional sales when commodity prices appear attractive. In the interim, we intend to monitor development activities from offset operators in our area very closely in an effort to further appraise our leasehold interest without risking capital.

We realized net income of $8.5 million during 2019 as compared to net income of $6.7 million for 2018. At December 31, 2019, our total estimated net proved reserves of natural gas were 124,161 MMcf, an increase of 5,045 MMcf from December 31, 2018. Our standardized measure of discounted future net cash flows as of December 31, 2019 and

2018 was  $49.6 million and $59.1 million, respectively. This measure of discounted future net cash flows does not include any estimate for future cash flows generated by Epsilon’s gathering system assets.

Results of Operations

The following review of operations for the periods presented below should be read in conjunction with our consolidated financial statements and the notes thereto.

Revenues

During the year ended December 31, 2019, revenues decreased $3.0 million, or 10.9%, to $26.7 million from $29.7 million during the same period in 2018.

Revenue and volume statistics for the years ended December 31, 2019 and 2018 were as follows:

	Year ended
	December 31,
	2019	2018
Revenues
Natural gas revenue	$16,945,302	$19,031,422
Volume (MMcf)	7,757	7,563
Avg. Price ($/Mcf)	$2.18	$2.52
PA Exit Rate (MMcfpd)	30.5	21.2
Oil and other liquids revenue	$424,661	$671,221
Volume (MBO)	14.5	17.1
Avg. Price ($/Bbl)	$29.24	$39.31
Gathering system revenue	$9,320,373	$9,981,562
Total Revenues	$26,690,336	$29,684,205

We earn gathering system revenue as a 35% owner of the Auburn Gas Gathering system. This revenue consists of fees paid by Anchor Shippers and third party customers of the system to transport gas from the wellhead to the compression facility, and then to the delivery meter at Tennessee Gas Pipeline. For the year ended December 31, 2019, approximately 87% of the Auburn GGS revenues earned are gathering fees, while 13% are compression fees. Third party customers represent approximately 11% of gathering revenues and 4% of compression revenues. For the year ended December 31, 2018, approximately 86% of the Auburn GGS revenues earned were gathering fees, while 14% were compression fees. Third party customers represent approximately 11% of gathering revenues and 5% of compression revenues. Revenues derived from transporting and compressing Epsilon’s production which have been eliminated from gathering system revenues amounted to $1.2 million and $1.1 million respectively for the year ended December 31, 2019 and 2018.

Upstream revenue consists primarily of revenues from Pennsylvania, but immaterial Oklahoma revenues are also included. For the year ended December 31, 2019 upstream revenue decreased by $2.3 million, or 11.8%, over 2018, primarily as a result of lower natural gas prices, offset slightly by higher volumes. Volumes were higher during 2019, despite of lower prices, because of the completion of 4 wells drilled during 2018 that went online in February 2019, and the drilling and completion of 4 additional wells that went online in October 2019. The end of the year daily production rate for gas in Pennsylvania was 30.5 MMcf.

Gathering system revenue decreased $0.7 million, or 6.6%, during the year ended December 31, 2019, due to a 12.3% decrease in the volumes flowing through the system. This was partially offset by a higher gathering rate and lower volumes of imported gas from other inter-connected systems (crossflow). The Auburn GGS is subject to a cost of service model, whereby the Anchor Shippers dedicate acreage and reserves to the Auburn GGS. In exchange for this dedication, the owners of the Auburn system agree to a fixed rate of return on capital invested which cannot be exceeded. Therefore, rather than being subject to a fixed gathering rate, the Shippers are subject to a fluctuating gathering rate which is re determined annually in order to produce the contractual return on capital to the Auburn GGS owners. The term of the model is fixed from 2012 to 2026. Each year, actual throughput, revenue, operating expenses and capital are captured in the model, and the remaining years are forecasted. The model then iterates for a gathering rate that yields the contractual rate of return. All else being equal, to the extent that throughput is higher or capital is lower than the preceding year’s forecast, the gathering rate will decline.

Operating Costs

The following table presents total cost and cost per unit of production (Mcfe), including ad valorem, severance, and production taxes for the years ended December 31, 2019 and 2018:

	Year ended December 31,
	2019	2018
Lease operating costs	$6,571,394	$6,665,856
Gathering system operating costs	1,337,409	1,279,821
	$7,908,803	$7,945,677

Upstream operating costs—Total $/Mcfe	0.84	0.87
Gathering system operating costs $ / Mcf	0.11	0.10

Upstream operating costs include costs primarily from Pennsylvania, but insignificant Oklahoma costs have also been included in the total, however the costs are not significant. Upstream operating costs consist of lease operating expenses necessary to extract natural gas and oil, including gathering and treating the natural gas and oil to ready it for sale.

Gathering system operating costs consist primarily of rental payments for the natural gas fueled compression units. Other significant gathering system operating costs include chemicals (to prevent corrosion and to reduce water vapor in the gas stream), saltwater disposal, measurement equipment / calibration and general project management. The gathering system operating costs and the associated $/Mcf reported include the effects of elimination entries to remove the gas gathering fees billed by the gas gathering system operator to Epsilon’s upstream operations, and the volume associated with those fees. The elimination entries amounted to $1.2 million and $1.1 million for the years ended December 31, 2019 and 2018, respectively (see Note 12, “Operating Segments,” of the Notes to Consolidated Financial Statements).

For the year ended December 31, 2019, upstream operating costs decreased by $0.09 million, or 1.4% from the same period in 2018. The decrease in total cost was mainly due to the decrease in volumes produced for the first 10 months of the year. The $/Mcfe also decreased, primarily due to a decrease in costs related to remediation costs related to a saltwater spill on one of our pads.  Production increased when 4 wells went online in October, but operating costs did not increase significantly.

Gathering system costs for the year ended December 31, 2019 increased $0.06 million, or 4.5% over the same period in 2018 despite lower throughput volumes due to increased chemical expenses and timing of maintenance expenses.

Depletion, Depreciation, Amortization and Accretion (DD&A)

	Year ended December 31,
	2019	2018
Depletion, depreciation, amortization and accretion	$7,387,681	$7,181,753

Oil and natural gas and gathering system assets are depleted and depreciated using the units‑of‑production method aggregating properties on a field basis. For leasehold acquisition costs and the cost to acquire proved and unproved properties, the reserve base used to calculate depreciation and depletion is total proved reserves. At this time, the Company has only minimal leasehold acquisition costs, and only in Oklahoma. For natural gas and oil development and gathering system costs, the reserve base used to calculate depletion and depreciation is proved developed reserves. A reserve report is prepared as of December 31, each year. The depletion for the first three quarters of the next year is based on the reserve report prepared at the end of the previous year, taking into consideration the limited development of the reserves over these time periods. The fourth quarter depletion is calculated using the reserve volumes from the reserve report prepared as of December 31 of the current year.

Depreciation expense includes amounts pertaining to our office furniture and fixtures, leasehold improvements, computer hardware and software. Depreciation is calculated using the straight‑line method over the estimated useful lives of the assets, ranging from 3 to 7 years.

Accretion expense is related to the asset retirement costs.

As discussed above, DD&A expense for the first three quarters is calculated based on the reserve report from the prior year. During the year ended December 31, 2019, DD&A expense increased by $0.2 million, or 2.9%, compared to the same period in 2018 mainly due to the addition of eight new wells. Four wells for the full year and four wells for the last three months of the year. Even with the substantially increased production in the fourth quarter, DD&A only increased slightly as a result of a lower fourth quarter DD&A rate related primarily to the reserves added with the new wells.

Gain (Loss) on Sale of Properties

	Year ended December 31,
	2019	2018
Gain (loss) on sale of properties	$(1,375,000)	$189,142

For the year ended December 31, 2019 gain (loss) on sale of properties consisted of a  gain on the sale of a few stranded, non-producing leases in Pennsylvania. For the year ended December 31, 2018 gain (loss) on sale of properties consisted of a loss taken for the writing off of six wells that do not belong to Epsilon.

General and Administrative (“G&A”)

	Year ended December 31,
	2019	2018
General and administrative	$4,500,000	$4,935,738

G&A expenses consist of general corporate expenses such as compensation, legal, accounting and professional fees, consulting services, travel and other related corporate costs such as stock options granted and restricted shares of stock granted and the related non‑cash compensation.

The G&A expenses decreased by $0.4 million, or 8.4%, during the year ended December 31, 2019 from the same period in 2018, mainly due to decreased consulting and legal costs required for the effort to obtain a listing on a major U.S. stock exchange spent in 2018. We expect expenses to continue to decrease in 2020 as our efforts to be listed on a major U.S. stock exchange were successful.

Interest Expense

	Year ended December 31,
	2019	2018
Interest expense	$115,356	$140,615

Interest expense relates to the interest and commitment fees paid on the revolving line of credit.

Interest expense decreased during the year ended December 31, 2019 from $0.14 million for the year ended December 31, 2018 to $0.12 million, or 18.0%. This was due to the paying off of the revolving line of credit in December 2018. Interest expense for 2019 consists primarily of commitment fees as we did not access our line of credit during 2019.

Net gain (loss) on commodity contracts

	Year ended December 31,
	2019	2018
Gain (loss) on derivative contracts	$4,246,057	$(1,938,465)

During the years ended December 31, 2019 and 2018, we entered into fixed price swap and basis swap derivative contracts. The amounts recorded represent the fair value changes on our derivative instruments during the period. During the periods, the Company received $1,949,232 and paid $1,381,898, respectively, on the settlement of contracts due to the change in commodity prices.

The realized losses during 2018 were almost entirely due to NYMEX Henry Hub (“NYMEX HH”) swaps that settled out-of-the-money as Henry Hub prices moved higher throughout the year.  At December 31, 2018, however, the unrealized losses in the derivative contracts were almost entirely attributable to out-of-the-money basis swaps. In January, March and October of 2019, the Company added Henry Hub and basis swaps totaling 2.22 Bcf with expirations during the year ended December 31, 2019. NYMEX HH prices generally declined throughout the year resulting in large realized gains on both the Henry Hub swaps that were held at December 31, 2018 and also the HH swaps that were added during 2019.

Furthermore, by December 31, 2019, substantially all of the gains in the unsettled contracts held was due to in-the-money NYMEX HH swaps. These NYMEX HH swaps totaling 5.26 Bcf were added to the hedge portfolio throughout 2019.

Other Income (Expense)

	Year ended December 31,
	2019	2018
Other income (expense)	$804	$39,583

For the year ended December 31, 2019 other income consisted primarily of net foreign currency gains. For the year ended December 31, 2018 other expense consisted primarily of income from state income tax refunds received.

Net Income Compared to Adjusted EBITDA

	Year ended December 31,
	2019	2018
Net income	$8,697,999	$6,662,060
Add Back:
Net interest (income) expense	(43,523)	128,528
Income tax expense	3,777,489	742,425
Depreciation, depletion, amortization, and accretion	7,387,681	7,181,753
Stock based compensation expense	510,460	330,232
(Gain) loss on derivative contracts net of cash received or paid on settlement	(2,296,825)	556,567
Foreign currency translation (gain) loss	(437)	(1,330)
Adjusted EBITDA	$18,032,844	$15,600,235

Epsilon defines Adjusted EBITDA as earnings before (1) net interest expense, (2) taxes, (3) depreciation, depletion, amortization and accretion expense, (4) impairments of natural gas and oil properties, (5) non-cash stock compensation expense, (6) gain or loss on derivative contracts net of cash received or paid on settlement, and (7) other income. Adjusted EBITDA is not a measure of financial performance as determined under U.S. GAAP and should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with U.S. GAAP or as a measure of profitability or liquidity.

Additionally, Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. Epsilon has included Adjusted EBITDA as a supplemental disclosure because its management believes that EBITDA provides useful information regarding its ability to service debt and to fund capital expenditures. It further provides investors a helpful measure for comparing operating performance on a "normalized" or recurring basis with the performance of other companies, without giving effect to certain non-cash expenses and other items. This provides management, investors and analysts with comparative information for evaluating the Company in relation to other natural gas and oil companies providing corresponding non-U.S. GAAP financial measures or that have different financing and capital structures or tax rates. These non-U.S. GAAP financial measures should be considered in addition to, but not as a substitute for, measures for financial performance prepared in accordance with U.S. GAAP. The table above sets forth a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable measure of financial performance calculated under U.S. GAAP and should be reviewed carefully.

Capital Resources and Liquidity

Cash Flow

Our primary source of cash during the years ended December 31, 2019 and 2018 was funds generated from operations. In addition to operations, cash was received from the sale of leases in Pennsylvania and used for acquisition and development of natural gas and oil properties, and the buyback of common shares through our share repurchase program as discussed in Note 6 of our financial statements. During the year ended December 31, 2018,  funds were mainly used for operations, income tax prepayments, development expenditures, and the repayment of the revolving line of credit.

At December 31, 2019, we had a working capital surplus of $16.3 million, an increase of $2.7 million over the $13.6 million surplus at December 31, 2018.  The surplus increased over the last year because of the cash that is continually being generated by operations,  cash received from the settlement of derivative contracts and the previously discussed sale of leases in Pennsylvania.

Year ended December 31, 2019 compared to 2018

During the year ended December 31, 2019, $13.0 million was provided by our operating activities, compared to $10.1million in 2018, a $2.9 million, or 28%, increase. The increase was mainly due to the increase in net income combined with the collection of receivables outstanding at December 31, 2018 and cash received on the settlement of derivative contracts.

We used $10.5 million for investing activities during the year ended December 31, 2019. This was spent primarily on leasehold and development costs targeting increasing production in Pennsylvania and Oklahoma, and the acquisition of unproved properties in Oklahoma, all offset by the $1.4 million received on the sale of leases in Pennsylvania. During the same period of 2018, we used $2.0 million, primarily for leasehold costs in anticipation of new lease purchases and a drilling program.

We used $2.8 million in financing activities during the year ended December 31, 2019 for the buyback and cancelation of shares of Epsilon stock. The $3.6 million of cash used for financing activity during the year ended December 31, 2018 was used for the payoff of our revolving line of credit and the buyback and cancelation of shares of Epsilon stock.

Credit Agreement

In addition, we have a senior secured credit facility which includes a total commitment of up to $100 million. The current effective borrowing base is $23 million, which is subject to semi-annual redetermination. There are currently no borrowings under the facility. Borrowings from the Facility may be used for the acquisition and development of oil and gas properties, investments in cash flow generating assets complimentary to the production of oil and gas, and for letters of credit and other general corporate purposes.  Upon each advance, interest is charged at the highest of a) rate of LIBOR plus an applicable margin (2.75%-3.75% based on the percent of the line of credit utilized), b) the Prime Rate, or c) the sum of the Federal Funds Rate plus 0.5%. Effective January 7, 2019 the agreement was amended to extend the maturity date to March 1, 2022.

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

We were in compliance with the financial covenants of the agreement as of December 31, 2019 and December 31, 2018 and expect to be in compliance for the next 12 months. We expect to remain in compliance as we currently have no borrowings under the facility and have funded all operations for 2019 out of operating cash flow and cash on hand and expect to continue to do so through 2020.

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

At December 31, 2019, our outstanding natural gas commodity swap contracts consisted of the following:

		Weighted Average Price ($/MMbtu)
	Volume		Basis	Fair Value of Asset
Derivative Type	(Mmbtu)	Swaps	Differential	December 31, 2019
2019
Fixed price swap	4,637,500	$2.71	$—	2,001,496
Basis swap	4,637,500	$—	$(0.43)	(1,694)
	9,275,000			$1,999,802

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2019:

	Payments Due by Period
		Less than	1 – 3	Greater than
	Total	1 Year	Years	3 Years
Derivative liabilities(1)	164,538	164,538	—	—
Asset retirement obligation, undiscounted	8,880,732	—	—	8,880,732
Capital expenditure commitments	1,974,241	—	1,974,241	—
Operating leases	319,672	90,553	211,112	18,007
Total future commitments	$11,339,183	$255,091	$2,185,353	$8,898,739

(1)	The liability balance shown represents the gross liability balance of derivative contracts before being offset by contracts in an asset position.

We enter into commitments for capital expenditures in advance of the expenditures being made. At a given point in time, it is estimated that we have committed to capital expenditures equal to approximately one quarter of our capital budget by means of giving the necessary authorizations to the asset operator to incur the expenditures in a future period. Current commitments have been included in the contractual obligations table above.

Based on current natural gas prices and anticipated levels of production, we believe that the estimated net cash generated from operations, together with cash on hand and amounts available under our credit agreement, will be adequate to meet liquidity needs for the next 12 months and beyond, including satisfying our financial obligations and funding our operating and development activities.

Off‑Balance Sheet Arrangements

As of December 31, 2019 and 2018, we had no off‑balance sheet arrangements.

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

Successful Efforts Accounting

We use the successful efforts method of accounting for natural gas and oil operations. Under this method, the fair value of property acquired and all costs associated with successful exploratory wells and all development wells are capitalized. The costs of exploratory wells are initially capitalized pending a determination of whether proved reserves have been found. At the completion of drilling activities, the costs of exploratory wells remain capitalized if a determination is made that proved reserves have been found. If no proved reserves have been found, the costs of each of the related exploratory wells are charged to expense. In some cases, a determination of proved reserves cannot be made at the completion of drilling, requiring additional testing and evaluation of the wells. Such exploratory well drilling costs may continue to be capitalized if the reserve quantity is sufficient to justify its completion as a producing well and sufficient progress in assessing the reserves and the economic and operating viability of the project is being made. Costs to develop proved reserves, including the costs of all development wells and related equipment used in the production of crude oil and natural gas, are capitalized.

Gathering System

We hold an undivided interest in a gas gathering system asset that supports our Pennsylvania operations. We account for the costs and revenue from this system using the proportionate consolidation method.

Proved Natural gas and oil Reserves

Our engineers estimate proved natural gas and oil reserves in accordance with SEC regulations, which directly impact financial accounting estimates, including depreciation, depletion and amortization and impairments of proved properties and related assets. Proved reserves represent estimated quantities of crude oil and condensate, NGLs and natural gas that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made. The process of estimating quantities of proved natural gas and oil reserves is complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. There are uncertainties inherent in the interpretation of such data, as well as the projection of future rates of production and timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact way. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment. Accordingly, there can be no assurance that ultimately, the reserves will be produced, nor can there be assurance that the proved undeveloped reserves will be developed within the period anticipated. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions (upward or downward) to existing reserve estimates may occur from time to time. We cannot predict the types of reserve revisions that will be required in future periods. For related discussion, see the sections titled “Risk Factors” and “Supplemental Information to Consolidated Financial Statements.”

Unproved Natural gas and oil Properties

Unproved properties generally consist of costs incurred to acquire unproved leases. Unproved lease acquisition costs are capitalized until the leases expire or when we specifically identify leases that will revert to the lessor, at which time we expense the associated unproved lease acquisition costs. The expensing of the unproved lease acquisition costs is recorded as an impairment of natural gas and oil properties in the consolidated statements of operations and comprehensive income (loss). Unproved natural gas and oil property costs are transferred to proved natural gas and oil properties if the properties are subsequently determined to be productive or are assigned proved reserves. Unproved natural gas and oil properties are assessed periodically for impairment based on remaining lease terms, drilling results, reservoir performance, future plans to develop acreage, and other relevant factors.

Depreciation, Depletion and Amortization of Natural gas and oil Properties and Gathering Systems

The quantities of estimated proved natural gas and oil reserves are a significant component of our calculation of depreciation, depletion and amortization expense, and revisions in such estimates may alter the rate of future expense. Holding all other factors constant, if reserves were revised upward or downward, earnings would increase or decrease, respectively.

Oil and natural gas and gathering system assets are depleted and depreciated using the units‑of‑production method aggregating properties on a field basis. For leasehold acquisition costs and the cost to acquire proved and unproved properties, the reserve base used to calculate depreciation and depletion is total proved reserves. For natural gas and oil development and gathering system costs, the reserve base used to calculate depletion and depreciation is proved developed reserves.

Depreciation, depletion and amortization rates are updated quarterly to reflect the addition of capital costs, reserve revisions (upwards or downwards) and additions, property acquisitions and/or property dispositions and impairments.

Depreciation and amortization of other property, plant and equipment is calculated on a straight‑line basis over the estimated useful life of the asset.

Impairments

The carrying value of unproved and proved oil and natural gas properties and gathering system assets are reviewed for impairment whenever events indicate that the carrying amounts for those assets may not be recoverable. Such indicators include changes in our business plans, changes in commodity prices leading to unprofitable performance, and, for natural gas and oil properties, significant downward revisions of estimated proved reserve quantities or significant increases in the estimated development costs.

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

Under ASC 360, we evaluate impairment of proved and unproved natural gas and oil properties on an area basis. On this basis, certain fields may be impaired because they are not expected to recover their entire carrying value from future net cash flows. The basis for future depletion, depreciation, amortization, and accretion will take into account the reduction in the value of the asset as a result of any accumulated impairment losses.

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

Asset Retirement Obligation (“ARO”)

We recognize asset retirement obligations under ASC 410, Asset Retirement and Environmental Obligations. ASC 410 requires legal obligations associated with the retirement of long‑lived assets to be recognized at their fair value at the time that the obligations are incurred. For our upstream properties, these obligations consist of estimated future costs associated with the plugging and abandonment of natural gas and oil wells, removal of equipment and facilities from leased acreage and land restoration in accordance with applicable local, state and federal laws. For our gathering system, these obligations consist of estimated future costs associated with the removal of equipment and facilities from leased acreage and land restoration in accordance with applicable local, state and federal laws. The discounted fair value of an ARO liability is required to be recognized in the period in which it is incurred, with the associated asset retirement cost capitalized as part of the carrying cost of the natural gas and oil or gathering system asset. The initial recognition of an ARO fair value requires that management make numerous assumptions regarding such factors as the amounts and timing of settlements; the credit‑adjusted risk‑free discount rate; and the inflation rate. In periods subsequent to the initial measurement of an ARO, period‑to‑period changes are recognized in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. Increases in the ARO liability due to the passage of time impact net income as accretion expense. The related capitalized cost, including revisions thereto, is charged to expense through DD&A over the life of the natural gas and oil property or gathering system asset.

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

Recently Issued Accounting Standards

See note 3 of the financial statements.

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

At December 31, 2019 and 2018, the outstanding principal balance under the credit agreement was nil.

Derivative Contracts

The Company’s financial results and condition depend on the prices received for natural gas production. Natural gas prices have fluctuated widely and are determined by economic and political factors. Supply and demand factors, including weather, general economic conditions, the ability to transport the gas to other regions, as well as conditions in other natural gas regions, impact prices. Epsilon has established a hedging strategy and may manage the risk associated with changes in commodity prices by entering into various derivative financial instrument agreements and physical contracts. Although these commodity price risk management activities could expose Epsilon to losses or gains, entering into these contracts helps to stabilize cash flows and support the Company’s capital spending program.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated balance sheets as of December 31, 2019 and 2018, and the consolidated statements of operations and comprehensive income, changes in shareholders’ equity and cash flows for years ended December 31, 2019 and 2018 included in this annual report have been prepared in accordance with U.S. GAAP.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Epsilon Energy Ltd.

Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Epsilon Energy Ltd. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA LLP

We have served as the Company’s auditor since 2017.

Houston, Texas

March 18,  2020

EPSILON ENERGY LTD.

Consolidated Balance Sheets

	December 31,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$14,052,417	$14,401,257
Accounts receivable	4,296,917	5,042,134
Fair value of derivatives	1,999,802	—
Prepaid income taxes	1,641,501	205,711
Other current assets	433,687	244,233
Total current assets	22,424,324	19,893,335
Non-current assets
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	130,819,256	118,851,574
Unproved properties	21,047,512	19,498,666
Accumulated depletion, depreciation, and amortization	(89,255,035)	(83,807,401)
Total oil and gas properties, net	62,611,733	54,542,839
Gathering system	41,445,225	41,040,847
Accumulated depletion, depreciation, and amortization	(29,961,690)	(28,137,573)
Total gathering system, net	11,483,535	12,903,274
Land	375,314	—
Buildings and other property and equipment, net	211,879	—
Total property and equipment, net	74,682,461	67,446,113
Other assets:
Restricted cash	561,294	558,261
Prepaid drilling costs	1,124	—
Total non-current assets	75,244,879	68,004,374
Total assets	$97,669,203	$87,897,709

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable trade	$2,828,495	$1,762,586
Royalties payable	1,306,922	1,300,539
Accrued capital expenditures	627,356	522,437
Accrued gathering fees	373,929	300,301
Other accrued liabilities	858,188	2,156,304
Fair value of derivatives	—	297,023
Asset retirement obligation	1,503,978	—
Total current liabilities	7,498,868	6,339,190
Non-current liabilities
Asset retirement obligation	1,405,877	1,625,154
Deferred income taxes	12,401,464	9,989,278
Total non-current liabilities	13,807,341	11,614,432
Total liabilities	21,306,209	17,953,622
Commitments and contingencies (Note 10)
Shareholders' equity
Common shares, no par value, unlimited shares authorized and 26,790,985 issued and outstanding at December 31, 2019 and 27,385,133 shares issued and 27,358,180 shares outstanding at December 31, 2018.	140,808,923	143,705,441
Treasury shares, 26,953 shares issued at December 31, 2018	—	(94,418)
Additional paid-in capital	7,029,488	6,519,028
Accumulated deficit	(81,285,895)	(89,983,894)
Accumulated other comprehensive income	9,810,478	9,797,930
Total shareholders' equity	76,362,994	69,944,087
Total liabilities and shareholders' equity	$97,669,203	$87,897,709

The accompanying notes are an integral part of these consolidated financial statements

EPSILON ENERGY LTD.

Consolidated Statements of Operations and Comprehensive Income

	Year ended December 31,
	2019	2018
Revenues from contracts with customers:
Gas, oil, NGLs and condensate revenue	$17,369,963	$19,702,643
Gas gathering and compression revenue	9,320,373	9,981,562
Total revenue	26,690,336	29,684,205

Operating costs and expenses:
Lease operating expenses	6,571,394	6,665,856
Gathering system operating expenses	1,337,409	1,279,821
Development geological and geophysical expenses	83,748	—
Depletion, depreciation, amortization, and accretion	7,387,681	7,181,753
(Gain) loss on sale/disposal of property	(1,375,000)	189,142
General and administrative expenses:
Stock based compensation expense	510,460	330,232
Other general and administrative expenses	3,989,540	4,605,506
Total operating costs and expenses	18,505,232	20,252,310
Operating income	8,185,104	9,431,895

Other income (expense):
Interest income	158,879	12,087
Interest expense	(115,356)	(140,615)
Gain (loss) on derivative contracts	4,246,057	(1,938,465)
Other income (expense)	804	39,583
Other income (expense), net	4,290,384	(2,027,410)

Income before income tax expense	12,475,488	7,404,485
Income tax expense	3,777,489	742,425
NET INCOME	$8,697,999	$6,662,060
Currency translation adjustments	12,548	(115,306)
NET COMPREHENSIVE INCOME	$8,710,547	$6,546,754

Net income per share, basic	$0.32	$0.24
Net income per share, diluted	$0.32	$0.24
Weighted average number of shares outstanding, basic	27,129,430	27,462,788
Weighted average number of shares outstanding, diluted	27,129,430	27,474,125

The accompanying notes are an integral part of these consolidated financial statements

EPSILON ENERGY LTD.

Consolidated Statements of Changes in Shareholders’ Equity

						Accumulated
						Other		Total
	Common Shares Issued		Treasury Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	paid-in Capital	Income	Deficit	Equity
Balance at December 31, 2017	27,522,852	$144,292,238	—	$—	$6,171,525	$9,913,236	$(96,645,954)	$63,731,045
Net income	—	—	—	—	—	—	6,662,060	6,662,060
Stock-based compensation expenses	—	—	—	—	330,232	—	—	330,232
Buyback and retirement of common shares	(137,719)	(586,797)	—	—	17,271	—	—	(569,526)
Buyback of common shares not yet retired	—	—	26,953	(94,418)	—	—	—	(94,418)
Other comprehensive income	—	—	—	—	—	(115,306)	—	(115,306)
Balance at December 31, 2018	27,385,133	$143,705,441	26,953	$(94,418)	$6,519,028	$9,797,930	$(89,983,894)	$69,944,087
Net income	—	—	—	—	—	—	8,697,999	8,697,999
Stock-based compensation expenses	—	—	—	—	510,460	—	—	510,460
Retirement of common shares	(26,953)	(94,418)	(26,953)	94,418	—	—	—	—
Exercise of stock options	25,000	54,250	—	—	—	—	—	54,250
Buyback and retirement of common shares	(753,196)	(2,856,350)	—	—	—	—	—	(2,856,350)
Restricted stock shares vested	161,001	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	12,548	—	12,548
Balance at December 31, 2019	26,790,985	$140,808,923	—	$—	$7,029,488	$9,810,478	$(81,285,895)	$76,362,994

The accompanying notes are an integral part of these consolidated financial statements

EPSILON ENERGY LTD.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2019	2018
Cash flows from operating activities:
Net income	$8,697,999	$6,662,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	7,387,681	7,181,753
(Gain) loss on sale/disposal of properties	(1,375,000)	189,142
(Gain) loss on derivative contracts	(4,246,057)	1,938,465
Cash received from (paid for) settlements of derivative contracts	1,949,232	(1,381,898)
Stock-based compensation expense	510,460	330,232
Deferred income tax expense (benefit)	2,412,186	(572,405)
Changes in assets and liabilities:
Accounts receivable	745,217	(1,707,239)
Prepaid income taxes and other current assets	(1,625,244)	(173,513)
Accounts payable, royalties payable and other accrued liabilities	(1,471,460)	(545,286)
Other long-term liabilities	—	(1,615,313)
Net cash provided by operating activities	12,985,014	10,305,998
Cash flows from investing activities:
Acquisition of unproved oil and gas properties	(596,500)	(260,000)
Acquisition of proved oil and gas properties	—	(4,992)
Additions to unproved oil and gas properties	(952,345)	(1,787,114)
(Additions to) refunds of proved oil and gas properties	(9,411,916)	(22,481)
Additions to gathering system properties	(366,059)	(148,360)
Additions to land, buildings and other fixed assets	(588,325)	—
Prepaid drilling costs	(1,124)	—
Proceeds from sale of properties	1,375,000	—
Net cash used in investing activities	(10,541,269)	(2,222,947)
Cash flows from financing activities:
Buyback of common shares	(2,856,350)	(663,944)
Exercise of stock options	54,250	—
Repayment of revolving line of credit	—	(2,900,000)
Net cash used in financing activities	(2,802,100)	(3,563,944)
Effect of currency rates on cash, cash equivalents and restricted cash	12,548	(115,306)
Increase (decrease) in cash, cash equivalents and restricted cash	(345,807)	4,403,801
Cash, cash equivalents and restricted cash, beginning of year	14,959,518	10,555,717
Cash, cash equivalents and restricted cash, end of year	$14,613,711	$14,959,518

Supplemental cash flow disclosures:
Income taxes paid	$2,794,422	$4,130,493
Interest paid	$119,138	$136,833

Non-cash investing activities:
Change in proved properties accrued in accounts payable and accrued liabilities	$1,464,965	$(587,472)
Change in gathering system accrued in accounts payable and accrued liabilities	$(40,782)	$(48,961)
Asset retirement obligation asset additions and adjustments	$1,169,903	$(135,900)

The accompanying notes are an integral part of these consolidated financial statements

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

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

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Epsilon Energy USA, Inc. and its wholly owned subsidiaries, Epsilon Midstream, LLC, Dewey Energy GP, LLC, and Dewey Energy Holdings, LLC. With regard to the gathering system, in which Epsilon owns an undivided interest in the asset, proportionate consolidation accounting is used. All inter-company transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates pertain to proved natural gas reserves and related cash flow estimates used in impairment tests of oil and natural gas and gathering system properties, asset retirement obligations, accrued natural gas and oil revenues and operating expenses, accrued gathering system revenues and operating expenses, as well as the valuation of commodity derivative instruments. Actual results could differ from those estimates.

Reclassifications

Certain amounts reported in prior year’s consolidated financial statements have been reclassified to conform to the current presentation with no effect on shareholders’ equity or net income.

3. Summary of Significant Accounting Policies

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on hand and short‑term, highly liquid investments with original maturities of three months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value.

Restricted cash consists of amounts deposited to back bonds or letters of credit for potential well liabilities. The Company presents restricted cash with cash and cash equivalents in the Consolidated Statements of Cash Flows. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2019 and 2018

Sheets to the total of the amounts in the Consolidated Statements of Cash Flows as of December 31, 2019 and December 31, 2018:

	Year ended December 31,
	2019	2018
Cash and cash equivalents	$14,052,417	$14,401,257
Restricted cash included in other assets	561,294	558,261
Cash, cash equivalents and restricted cash in the statement of cash flows	$14,613,711	$14,959,518

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are primarily from purchasers of oil and natural gas, counterparties to our financial instruments, and revenues earned for compression and gathering services. Both oil and natural gas receivables are generally collected within 30 days after the end of the month. Compression and gathering receivables are generally collected within 60 days after the end of the month. We review all outstanding accounts receivable balances and record a reserve for amounts that we expect will not be fully recovered. Actual balances are not applied against the reserves until substantially all collection efforts have been exhausted. Our allowance for doubtful accounts was nil as of December 31, 2019 and 2018. There was no bad debt expense recognized for the years ended December 31, 2019 and 2018.

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

When circumstances indicate that proved oil and natural gas properties may be impaired, Epsilon compares expected undiscounted future cash flows at a depreciation, depletion and amortization group level to the unamortized capitalized cost of the asset. If the expected undiscounted future cash flows, based on Epsilon’s estimate of future crude oil and natural gas prices, operating costs, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is generally calculated using the Income Approach described in the Fair Value Measurement Topic ASC 820, which considers estimated discounted future cash flows.

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2019 and 2018

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

When circumstances indicate that the gathering system properties may be impaired, Epsilon compares expected undiscounted future cash flows related to the gathering system to the unamortized capitalized cost of the asset. If the expected undiscounted future cash flows are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is generally calculated using the Income Approach described in Fair Value Measurement Topic ASC 820, which considers estimated discounted future cash flows.

Revenue Recognition

Revenues are comprised primarily of sales of natural gas and to a much lesser degree crude oil and NGLs, along with the revenue generated from the Company’s ownership interest in the gas gathering system in the Auburn field in Northeastern Pennsylvania.

We adopted Accounting Standards Codification (“ASC”) topic 606 on January 1, 2019. The standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaced most existing revenue recognition guidance in GAAP when it became effective and was incorporated into GAAP as Accounting Standards Codification (“ASC”) Topic 606. Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied. The Company applied the guidance to the contracts in effect at January 1, 2019 and used the modified retrospective transition method. There was no material impact to our net income related to the adoption of this standard. Based on ASC 606, the Company adheres to the following revenue recognition policies and procedures.

Accounting Policies

Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied. The Company recognizes upstream revenue at the point in time when control has been transferred to the customer, generally at the time natural gas reaches an agreed-upon delivery point and collectability is reasonably assured. Upstream revenue is generally based upon a fixed price, based on a market index, and is measured as the amount of consideration the Company expects to receive in exchange for the transferring of the natural gas. The services provided by the gas gathering system take place continuously and as a practical expedient, the revenues are recognized monthly for the volumes that are processed and transported for the upstream producers during that period of time. Revenue for the services performed are based on the rates outlined in the cost of service agreement that governs all volumes gathered and processed by the system. The gathering rates are adjusted, and fixed annually. Typically, the Company sells its natural gas directly to customers, under agreements with payment terms less than 30 days after delivery and 60 days on the revenue generated by the gas gathering system.

Natural Gas Revenues

The Company’s natural gas purchase contracts are generally structured such that Epsilon commits and dedicates for sale its proportionate share of natural gas production per day to a purchaser. Natural gas is sold at a percentage of index prices of each component, less any stated deductions. Control transfers at the delivery point specified in the contract, which typically is stated as the inlet of the 3rd party sales transportation pipeline. The Company recognizes revenue proportionate

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2019 and 2018

to its entitled share of volumes sold. Currently, almost all of Epsilon’s natural gas production comes from the Marcellus Field in Northeastern Pennsylvania.

Epsilon uses a third-party service for its natural gas marketing. In this capacity, the third-party is responsible for carrying out marketing activities such as submission of nominations, receipt of payments, submission of invoices and negotiation of contracts. Commissions payable to the third-party broker for these services are treated as lease operating expenses in the financial statements.

Gas Gathering System Revenue

The Company has a 35% ownership interest in the Auburn Gas Gathering System (“Auburn GGS”). This system aggregates the natural gas from the various pads in the field and transports the natural gas to the inlet of the Auburn compression facility where it is dehydrated, compressed and injected into Tennessee Gas Pipeline. The gathering and compression services operate under fee-based contracts. The producers in the area served by the gathering system pay fees to the system owners based on the services provided to them in getting their share of the gas production to the 3rd party sales transmission point. Revenue is recognized over time as the services are provided.

Accounts Receivable and Other

Accounts receivable – Oil, natural gas liquid and natural gas receivables consist of amounts due from purchasers for commodity sales primarily from our revenue interest in the leases in Northwestern Pennsylvania. Payments from purchasers are typically due by the last day of the month following the month of delivery. Gathering fee revenue consists of fees due from the operator of the Auburn GGS, as an agent for the Company fulfilling the operations of the gathering system. Payments from the operator are typically due 60 days from the last day of the month of transmission. The Company’s operations do not result in any contract assets or liabilities on the accompanying consolidated balance sheets.

Buildings and Other Property and Equipment

Buildings are depreciated on a straight-line basis over the estimated useful life of the property, 30 years.

Other property and equipment consists of computer hardware and software, and furniture and fixtures. Other property and equipment is generally depreciated on a straight‑line basis over the estimated useful lives of the property and equipment, which range from 3 years to 7 years.

Financial Instruments and Fair Value

Epsilon’s financial instruments consist of cash, cash equivalents, restricted cash, commodity derivative contracts, accounts receivable, accounts payable, accrued liabilities, and long‑term debt.

Our financial instruments that are accounted for at fair value measurement consist of commodity derivatives.

The Company classifies the fair value of financial instruments according to the following hierarchy based on the amount of observable inputs used to value the instrument.

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

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2019 and 2018

Level 3—Valuations in this level are those with inputs for the asset or liability that are not based on observable market data. The Company makes its own assumptions about how market participants would price the assets and liabilities.

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

Commodity derivative instruments consist of fixed‑price swaps, and basis swap contracts for natural gas. The Company’s derivative contracts are valued based on an income approach. The model considers various assumptions, such as quoted forward prices for commodities, time value and volatility factors. These assumptions are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace, and are therefore designated as Level 2 within the valuation hierarchy. The Company utilizes its counterparties’ valuations to assess the reasonableness of its own valuations.

Derivative Instruments

The Company enters into derivative contracts to hedge price risk associated with a portion of natural gas production. While it is never management’s intention to hold or issue derivative instruments for speculative trading purposes, conditions sometimes arise where actual production is less than estimated, which has, and could, result in over‑hedged volumes. Natural gas production is primarily sold under market sensitive contracts which are typically priced at a differential to the NYMEX or the published natural gas index prices for the producing area due to the natural gas quality and the proximity to major consuming markets. Our derivative transactions have included the following:

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

Derivative assets and liabilities are initially measured at fair value and then re‑valued at each reporting period. Using this method, derivative instruments are recorded on the consolidated balance sheets at fair value as either current or non‑current assets or liabilities based on their anticipated settlement date. Gains or losses on derivative contracts are recorded as gain (loss) on commodity contracts in the consolidated statements of operations and comprehensive income. Hedge accounting is not used for our derivative assets and liabilities.

Asset Retirement Obligations

The Company records a liability for asset retirement obligations at fair value in the period in which the liability is incurred if a reasonable estimate of fair value can be made. The associated asset retirement cost is capitalized as part of the carrying amount of the long‑lived asset. Subsequently, the asset retirement cost is allocated to expense using a systematic and rational method of the asset’s useful life. Recognized asset retirement obligation relates to the plugging and abandonment of oil and natural gas wells and decommissioning of the gas gathering system. Management reviews the estimates of the timing of well abandonments as well as the estimated plugging and abandonment costs, which are discounted at the credit adjusted risk free rate. These adjustments are recorded to the asset retirement obligation with an offsetting change to oil and gas properties. An ongoing accretion expense is recognized for changes in the value of the liability as a result of the forecast inflation due to the passage of time, which is recorded in depreciation, depletion, amortization, and accretion expense in the consolidated statements of operations and comprehensive income.

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2019 and 2018

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable and derivative contracts. Exposure to credit risk associated with these instruments is controlled by (i) placing assets and other financial interests with credit‑worthy financial institutions, (ii) maintaining policies over credit extension that include the evaluation of customers’ financial condition and monitoring paying history, although the Company does not have collateral requirements and (iii) netting derivative assets and liabilities for counterparties with a legal right of offset. At December 31, 2019 and 2018, the cash and cash equivalents were primarily concentrated in two financial institutions, one in Canada and one in the US. The Company periodically assesses the financial condition of these institutions and believe that any possible credit risk is minimal.

Geographic Locations of Operations

Through December 31, 2019, our primary source of revenue originated from natural gas production and gathering system revenues in the state of Pennsylvania. Our asset in Pennsylvania has not yet reached the mature stage, but at some point we may need to acquire and develop other producing assets to maintain our current level or to grow. To this end, we have begun to acquire leases in the Anadarko basin and to expand our holdings in Pennsylvania.

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

Stock‑Based Compensation

The Company mainly estimates the fair value of all stock options awarded to employees and directors using the Black‑Scholes option pricing model. Other models are used for options with more complex vesting criteria. Compensation expense and a corresponding increase to additional paid‑in capital are recorded over the vesting period based on the fair value of the options granted using a graded vesting approach. When stock options are exercised for common shares, consideration paid by the stock option holders and additional paid‑in capital associated with the stock options are recorded. The Company estimates a forfeiture rate and adjusts the corresponding expense each period based on an updated forfeiture estimate (see Note 6).

The Company has issued restricted stock to employees and directors of the Company. The fair value of the restricted stock is determined using the fair value of the Company’s common stock on the date of grant. These awards vest ratably over a three-year period. Compensation expense and a corresponding increase to additional paid in capital are recorded over the vesting period.

Leases

Agreements under which the Company makes payments to owners in return for the right to use an asset for a period are accounted for as leases. Leases that transfer substantially all the risks and rewards of ownership to third parties are recorded at inception as finance leases within property and equipment and debt. Assets acquired under capital leases are amortized over the estimated useful lives of the underlying assets. All other leases are accounted for as operating leases and the related lease payments are charged to expense as incurred.

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2019 and 2018

Joint Interests

The majority of the Company’s oil and natural gas exploration, development and production activities, and the gathering system, are conducted jointly with others and, accordingly, these financial statements reflect only the Company’s proportionate interest in such jointly controlled assets.

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

In December 2019, the Financial Accounting Standards Board ( FASB ) issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted.

In June 2016 the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, and must be applied retrospectively. Early adoption is permitted. Epsilon is evaluating the impact of the adoption of ASU 2016-13 on January 1, 2023.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (ASU 2016-02), which significantly changes accounting for leases by requiring that lessees recognize a right of use asset and a related lease liability representing the obligation to make lease payments, for all lease transactions with terms greater than one year. Additional disclosures about an entity’s lease transactions will also be required. ASU 2016-02 defines a lease as “a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration.” ASU 2016-02 is effective for the Company for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented in the financial statements using a modified retrospective approach. Epsilon is reviewing the provisions of ASU 2016-02 to determine the impact on its consolidated financial statements and related disclosures. Epsilon is evaluating the impact of the adoption of ASU 2016-02 on the financial statements.

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2019 and 2018

4. Property and Equipment

The following table summarizes the Company’s property and equipment at December 31, 2019 and 2018:

	December 31,	December 31,
	2019	2018
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	$130,819,256	$118,851,574
Unproved properties	21,047,512	19,498,666
Accumulated depletion, depreciation, and amortization	(89,255,035)	(83,807,401)
Total oil and gas properties, net	62,611,733	54,542,839
Gathering system	41,445,225	41,040,847
Accumulated depletion, depreciation, and amortization	(29,961,690)	(28,137,573)
Total gathering system, net	11,483,535	12,903,274
Land	375,314	—
Buildings and other property and equipment, net	211,879	—
Total property and equipment, net	$74,682,461	$67,446,113

Property Acquisitions

During the years ended December 31, 2019 and 2018 the Company acquired additional acreage in the Anadarko Basin for $596,500 and $260,000, respectively. Included in additions to proved natural gas and oil properties for the year ended December 31, 2018 was an approximate $0.5 million cash call refund for wells previously drilled.

Property Sale

In June 2019, the Company completed the first part of a sale of undeveloped, stranded leases in Pennsylvania. At that time, the Company received $1.0 million. The sale was completed in July 2019 with a final payment of $0.4 million for a total of $1.4 million received for the stranded leases.

Property Impairment

At December 31, 2019 and 2018, the Company evaluated its proved and unproved natural gas and oil properties, and its gathering system assets for indicators of any potential impairment. As a result of these assessments, no impairment was required for the years ended December 31, 2019 and 2018.

5. Revolving Line of Credit

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

The terms “Borrowing Base” and “Mortgaged Properties” include the Company’s gathering system assets in addition to the natural gas and oil properties. The “Required Reserve Value” is the lesser of 90% of the recognized value of all proved natural gas and oil properties or 150% of the then current borrowing base.

On January 7, 2019, the maturity date of the Credit Facility was extended to March 1, 2022 and the borrowing base was increased from $13.5 million to $23 million. The borrowing base is subject to redetermination by the lenders based on, among other things, their evaluation of the Company’s natural gas reserves. Additionally, the Company is

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2019 and 2018

required to maintain acceptable commodity hedging agreements covering at least 25% of projected production of natural gas for the succeeding calendar year, along with the 50% for the current calendar year.

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

On February 11, 2020 the borrowing base was reaffirmed at $23 million and hedging requirements remained unchanged.

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

The Company was in compliance with the financial covenants of the Credit Facility as of December 31, 2019 and 2018 and we expect to be in compliance with the financial covenants for the next 12 months.

A commitment fee of 0.50% is assessed quarterly on the daily average unused borrowing base on the Credit Facility

	Balance at	Balance at
	December 31,	December 31,	Current	Interest Rate
	2019	2018	Borrowing Base	3 mo.
Revolving line of credit	$—	$—	$23,000,000	LIBOR + 2.75% (1)

(1)	At December 31, 2019, the interest rate was 4.65%.

6. Shareholders’ Equity

(a)	Authorized shares

The Company is authorized to issue an unlimited number of Common Shares with no par value and an unlimited number of Preferred Shares with no par value.

(b)	Purchases of Equity Shares

Prior to moving the Company listing from the TSX to the NASDAQ, and prior to the purchase of the equity shares on the NASDAQ shown below, the Company purchased shares through a normal-course issuer bid (“NCIB”) program with the TSX, which expired February 28, 2019. On the TSX, the Company repurchased and retired 57,100 shares of common stock through the year ended December 31, 2019. The repurchased stock had an average price of $4.26 per share. The average share price (converted to US$ using a rate of Cdn$1.33 to US$1) on the TSX from January 1, 2019 through the last day of trading on the TSX, March 15, 2019, was $4.22 (for the year ended December 31, 2018, $3.98).

Commencing on May 20, 2019, the Company entered into a share repurchase program on the NASDAQ conducted in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934. The Company is

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2019 and 2018

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

The following table contains information about our repurchase of equity securities during the year ended December 31, 2019:

			Total number	Maximum number
			of shares	of shares that
			purchased as	may yet be
	Total number	Average price	part of publicly	purchased under
	of shares	paid per	announced plans	the plans or
	purchased	share	or programs	programs
Beginning balance at May 20, 2019			—	1,367,762
May 2019	16,148	$4.17
June 2019	221,041	$4.12
July 2019	55,112	$3.90
August 2019	56,432	$3.66
September 2019	14,797	$3.79
October 2019	42,307	$3.38
November 2019	290,259	$3.41
Total for the year ended December 31, 2019	696,096	$3.72	696,096	671,666

(c)	Stock Options

The Company maintains a stock option plan for directors, officers, employees and consultants of the Company and its subsidiaries.

Through December 31, 2019, the Company had issued stock options covering 245,000 Common Shares at an overall average price of $5.27 per Common Share to directors, officers and employees of the Company and its subsidiaries. A maximum amount of 755,000 Common Shares are available for future option issuances.

The following table summarizes stock option activity for the years ended December 31, 2019 and 2018:

	Year ended		Year ended
	December 31, 2019		December 31, 2018
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
Exercise price in US$	Outstanding	Price (1)	Outstanding	Price (1)
Balance at beginning of period	290,750	$5.02	330,750	$5.14
Exercised	(25,000)	2.17	—	—
Expired/Forfeited	(20,750)	5.37	(40,000)	6.00
Balance at period-end	245,000	$5.27	290,750	$5.02

Exercisable at period-end	206,670	$5.32	210,249	$5.02

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2019 and 2018

At December 31, 2019, the Company had unrecognized stock based compensation related to these options of $1,867 to be recognized over a weighted average period of 0.08 years (for the year ended December 31, 2018:  $27,877 over 1.1 years). The aggregate intrinsic value at December 31, 2019 was nil (at December 31, 2018:  $58,664).

During the year ended December 31, 2019, the Company awarded no stock options (During the year ended December 31, 2018:  no stock options).

The following table summarizes information for stock options outstanding at December 31, 2019:

				Weighted
			Option	Average
	Number of	Number of	Pricing	Remaining
	Options	Options	Model	Contractual Life
Exercise Price	Outstanding	Exercisable	Valuations	(in years)
As of December 31, 2019
$5.02	115,000	76,670	$201,630	4.08
$5.50	130,000	130,000	276,299	2.43
Total	245,000	206,670	$477,929	3.04

The value of the options was recorded as stock based compensation expense, with an offsetting amount to additional paid‑in capital based on the vesting terms. Stock based compensation for the options, for the years ended December 31, 2019 and 2018, was $25,203 and $83,328, respectively.

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

In December 2019,  184,500 common shares of Restricted Stock were awarded to the Company’s officers, employees, and board of directors (in December 2018, 174,500 shares). These shares vest over a three year period, with one-third of the shares being issued per period on the anniversary of the award resolution. The vesting of the shares is contingent on the individuals continued employment or service. The vesting of the shares is contingent on the individuals continued employment or service. The Company determined the fair value of the granted Restricted Stock based on the market price of the common shares of the Company on the date of grant. Stock compensation expense for the granted Restricted Stock is recognized over the vesting period. Stock compensation expense recognized during the years ended December 31, 2019 and 2018 was $485,257 and $246,904, respectively.

At December 31, 2019, the Company had unrecognized stock based compensation related to these shares of $1,641,295 to be recognized over a weighted average period of 1.12 years (for the year ended December 31, 2018: $1,767,975 over 1.42 years).

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2019 and 2018

The following table summarizes Restricted Stock activity for the years ended December 31, 2019 and 2018:

	Year ended		Year ended
	December 31, 2019		December 31, 2018
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Remaining Life	Shares	Remaining Life
	Outstanding	(years)	Outstanding	(years)
Balance non-vested Restricted Stock at beginning of period	282,833	2.56	162,500	1.87
Granted	184,500	3.00	174,500	3.00
Vested	(106,834)	—	(54,167)	—
Forfeited	(14,000)	2.64	—	—
Balance non-vested Restricted Stock at end of period	346,499	1.67	282,833	2.56

7. Revenue Recognition

Revenues are comprised primarily of sales of natural gas along with the revenue generated from the Company’s ownership interest in the gas gathering system in the Auburn field in Northeastern Pennsylvania. Also included to a much lesser degree is natural gas, crude oil and NGLs from Oklahoma.

Upon adoption, we did not make any changes to our revenue reporting based on ASC 606 (Note 3).

The following table details revenue for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Operating revenue
Natural gas	$16,945,302	$19,031,422
Natural gas liquids	110,394	295,142
Oil and condensate	314,267	376,079
Gathering and compression fees	9,320,373	9,981,562
Total operating revenue	$26,690,336	$29,684,205

Revenue is recorded in the month when contractual performance obligations are satisfied. However, settlement statements from the purchasers, and the related cash consideration are received within 30 days for natural gas, NGLs, oil, or condensate sold, and 60 days for gas gathering revenues. As a result, the Company must estimate the amount of production delivered to the customer and the consideration that will ultimately be received for sale of the natural gas, NGLs, oil, or condensate. Estimated revenue due to the Company is recorded within the receivables line item on the accompanying consolidated balance sheets until payment is received. The accounts receivable balances from contracts with customers within the accompanying balance sheets as of December 31, 2019 and 2018 were $2.4 million and $3.0 million, respectively.

The settlement statement from the operator of the Auburn GGS is received two months after transmission and compression has occurred. As a result, the Company must estimate the amount of production that was transmitted and compressed within the system. The accounts receivable balances from the operator of the Auburn GGS within the accompanying balance sheets as of December 31, 2019 and 2018 were $1.9 million and nil, respectively. The receivable balance was nil at December 31, 2018 as the Company had previously been overpaid by the operator.

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2019 and 2018

8. Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes certain transactions that have generally been reported in the consolidated statements of changes in shareholders’ equity. The activity in of Accumulated Other Comprehensive Income during the years ended December 31, 2019 and 2018 consisted of the following:

	Year Ended December 31,
	2019	2018
Balance at beginning of period	$9,797,930	$9,913,236
Translation gain (loss) other	12,548	(115,306)
Balance at end of period	$9,810,478	$9,797,930

Substantially all of the accumulated other comprehensive income is related to the translation adjustment for the Canadian convertible debentures settled in 2017.

9. Income Taxes

Income (loss) before income taxes is as follows for the periods indicated:

	Year ended December 31,
	2019	2018
Foreign	(307,286)	$(665,924)
U.S.	12,782,774	8,070,409
	$12,475,488	$7,404,485

We file a federal income tax return in the United States, Canada, and various state and local jurisdictions.

We believe that we have appropriate support for the income tax positions taken and to be taken on the Company’s tax returns and that the accruals for tax liabilities are adequate for all open years based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company’s tax returns are open to audit under the statute of limitations for the years ended December 31, 2016 through December 31, 2019.

The following tables present the Company’s current and deferred tax expense (benefit) for the periods indicated:

	Year ended December 31,
	2019	2018
Current:
Federal	$1,010,181	$1,742,898
State	355,122	(428,068)
Total current income tax expense	1,365,303	1,314,830
Deferred:
Federal	1,527,937	(392,574)
State	884,249	(179,831)
Total deferred tax expense (benefit)	2,412,186	(572,405)
Income tax expense	$3,777,489	$742,425

The following table presents the reconciliation of our income taxes calculated at the statutory federal tax rate to the income tax provision in our financial statements. Our effective tax rate for 2019 differs from the statutory rate primarily

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2019 and 2018

due to state taxes.  In addition to state taxes, our effective tax rate for 2018 differs from the statutory rate primarily due to lapsed uncertain tax positions.

	Year Ended		Year Ended
	December 31,	Effective	December 31,	Effective
	2019	Tax Rate	2018	Tax Rate
Income tax provision computed at the statutory federal tax rate	$2,619,853	21.00%	$1,554,942	21.00%
Difference in Canadian and U.S. tax rate	(16,901)	(0.14)%	(30,633)	(0.41)%
Valuation allowance on Canadian loss	81,431	0.65%	170,477	2.30%
Return to provision adjustment	16,503	0.13%	(179,120)	(2.42)%
State taxes	979,102	7.85%	349,643	4.72%
Miscellaneous other items	97,501	0.80%	28,860	0.39%
Change in uncertain tax position	—	—%	(1,151,744)	(15.55)%
Income tax expense	$3,777,489	30.29%	$742,425	10.03%

Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of December 31, 2019, we have no U.S. federal net operating loss carry-forwards and approximately $8.5 million of state net operating loss carry-forwards, which begin to expire after 2025. These loss carryforwards may reduce future taxable income, however, the extent of which may be limited due to any IRC Section 382 limitation.

Net deferred tax liabilities consisted of the following at December 31, 2019 and 2018:

	As at December 31,
	2019	2018
Deferred tax assets:
State net operating loss carryforwards	$492,672	$465,496
Canadian net operating loss carryforwards	12,195,114	12,113,684
ARO	833,562	—
Unrealized Hedge/Other	71,524	91,646
Gross deferred tax assets	13,592,872	12,670,826
Valuation allowance	(12,195,114)	(12,113,684)
Total deferred tax assets	1,397,758	557,142
Deferred tax liabilities:
Oil and gas property	(10,210,078)	(7,407,828)
Partnership	(3,016,277)	(3,138,592)
Unrealized Hedge/Other	(572,867)	—
Total deferred tax liabilities	(13,799,222)	(10,546,420)
Net deferred tax liability	$(12,401,464)	$(9,989,278)

We have recorded a valuation allowance against the Canadian net operating losses as we do feel that it is more likely than not that they will not be utilized as the Company does not have any revenue producing activities in Canada.

We are subject to taxation in the United States and various state jurisdictions.  As of December 31, 2019 and 2018, the Company had no gross liability for income taxes associated with uncertain tax positions.  The Company recognizes interest expense and penalties related to the uncertain tax position in the income tax expense line in the accompanying consolidated statements of operations and comprehensive loss.  Accrued interest and penalties are included in other non-current liabilities in the consolidated balance sheets and were $0 as of December 31, 2019 and 2018.

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2019 and 2018

10.  Commitments and Contingencies

The Company’s future minimum lease commitments as of December 31, 2019 are summarized in the following table:

Year ended
December 31,	Payments
2020	90,553
2021	103,693
2022	107,419
2023	18,007
$319,672

The Company enters into commitments for capital expenditures in advance of the expenditures being made. As of December 31, 2019, we had commitments of $2.0 million for capital expenditures.

Litigation

The Company is not currently involved in any litigation. Management is of the opinion that the potential for litigation is remote.

11. Net Income Per Share

Basic net income per share is computed on the basis of the weighted‑average number of common shares outstanding during the period. Diluted net income per share is computed based upon the weighted‑average number of common shares outstanding during the period plus the assumed issuance of common shares for all potentially dilutive securities.

The net income used in the calculation of basic and diluted net income per share are as follows:

	Year ended December 31,
	2019	2018
Net income available to shareholders	$8,697,999	$6,662,060

In calculating the net income per share, basic and diluted, the following weighted‑average shares were used:

	Year ended December 31,
	2019	2018
Basic weighted-average number of shares outstanding	27,129,430	27,462,788
Dilutive stock options	—	11,337
Diluted weighted average shares outstanding	27,129,430	27,474,125

We excluded the following shares from the diluted EPS because their inclusion would have been anti‑dilutive.

	Year ended December 31,
	2019	2018
Anti-dilutive options	206,670	279,413
Anti-dilutive unvested restricted shares	346,499	282,833
Total Anti-dilutive shares	553,169	562,246

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2019 and 2018

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

The Company’s reportable segments are as follows:

a.	The Upstream segment activities include acquisition, development and production of primarily natural gas reserves on properties within the United States;
b.	The Gas Gathering segment partners with two other companies to operate a natural gas gathering system; and
c.	The Corporate segment activities include corporate listing and governance functions of the Company.

Segment activity as at, and for the years ended December 31, 2019 and 2018 is as follows:

	Upstream		Gas Gathering	Corporate		Elimination	Consolidated
As at and for the year ended December 31, 2019
Operating revenue
Natural gas	$16,945,302		$—	$—		$—	$16,945,302
Natural gas liquids	110,394		—	—		—	110,394
Oil and condensate	314,267		—	—		—	314,267
Gathering and compression fees	—		10,517,439	—		(1,197,066)	9,320,373
Total operating revenue	$17,369,963	(1)	$10,517,439	$—		$(1,197,066)	26,690,336

Net earnings for the period	$5,151,434		$6,158,670	$(2,612,105)	(3)	—	$8,697,999
Operating costs	6,571,394		2,534,475	—		(1,197,066)	7,908,803
Development geological and geophysical expenses	83,748		—	—		—	83,748
Depletion, deprec., amortization and accretion	5,563,387		1,824,294	—		—	7,387,681

Segment assets	$83,056,034		$14,430,680	$182,489		—	$97,669,203
Capital expenditures(2)	13,014,051		325,277	—		—	13,339,328
Proved properties	41,564,221		—	—		—	41,564,221
Unproved properties	21,047,512		—	—		—	21,047,512
Gathering system	—		11,483,535	—		—	11,483,535
Other property and equipment	587,193		—	—		—	587,193

As at and for the year ended December 31, 2018
Operating revenue
Natural gas	$19,031,422		$—	$—		$—	$19,031,422
Natural gas liquids	295,142		—	—		—	295,142
Oil and condensate	376,079		—	—		—	376,079
Gathering and compression fees	—		11,087,507	—		(1,105,945)	9,981,562
Total operating revenue	$19,702,643	(1)	$11,087,507	$—		$(1,105,945)	29,684,205

Net earnings for the period	$7,742,587		$6,814,188	$(7,894,715)	(3)	$—	$6,662,060
Operating costs	6,665,856		2,385,766	—		(1,105,945)	7,945,677
Depletion, deprec., amortization and accretion	5,294,200		1,887,553	—		—	7,181,753

Segment assets	$71,350,546		$15,440,047	$1,107,116		$—	$87,897,709
Capital expenditures(2)	2,472,919		197,321	—		—	2,670,240
Proved properties	35,044,173		—	—		—	35,044,173
Unproved properties	19,498,666		—	—		—	19,498,666
Gathering system	—		12,903,274	—		—	12,903,274

(1)

Segment operating revenue represents revenues generated from the operations of the segment. Inter‑segment sales during the years ended December 31, 2019 and 2018 have been eliminated upon consolidation. For

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2019 and 2018

the year ended December 31, 2019, Epsilon sold natural gas to 29 unique customers. The two customers over 10% comprised 47% and 27% of total revenue. For the year ended December 31, 2018, Epsilon sold natural gas to 28 unique customers. The two customers over 10% comprised 46% and 21% of total revenue.

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

13. Commodity Risk Management Activities

Commodity Price Risks

Epsilon engages in price risk management activities from time to time. These activities are intended to manage Epsilon’s exposure to fluctuations in commodity prices for natural gas by securing fixed price contracts for a portion of expected sales volumes.

Inherent in the Company’s fixed price contracts, are certain business risks, including market risk and credit risk. Market risk is the risk that the price of oil and natural gas will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the Company’s counterparty to a contract. The Company does not currently require collateral from any of its counterparties nor does its counterparties require collateral from the Company.

The Company enters into certain commodity derivative instruments to mitigate commodity price risk associated with a portion of its future natural gas production and related cash flows. The natural gas revenues and cash flows are affected by changes in commodity product prices, which are volatile and cannot be accurately predicted. The objective for holding these commodity derivatives is to protect the operating revenues and cash flows related to a portion of the future natural gas sales from the risk of significant declines in commodity prices, which helps ensure the Company’s ability to fund the capital budget.

Epsilon has historically elected not to designate any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for these financial commodity derivative contracts using the mark‑to‑market accounting method. Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as gain (loss) on derivative contracts on the consolidated statements of operations and comprehensive income. The related cash flow impact is reflected in cash flows from operating activities. During 2019, Epsilon recognized gains on financial commodity derivative contracts of $4,246,057. This amount included cash received on settlements of these contracts of $1,949,232. For 2018, Epsilon recognized losses on financial commodity derivative contracts of $1,938,465. This amount included cash paid on settlements of these contracts of $1,381,898.

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2019 and 2018

Commodity Derivative Contracts

Epsilon’s outstanding natural gas price swap contracts as of December 31, 2019 consisted of:

		Weighted Average Price ($/MMbtu)		Fair Value
	Volume		Basis	December 31,
Derivative Type	(Mmbtu)	Swaps	Differential	2019
2020
Fixed price swap	4,637,500	$2.71	$—	2,001,496
Basis swap	4,637,500	$—	$(0.43)	(1,694)
				$1,999,802

As of December 31, 2019 and 2018, all of the Company’s economic derivative hedge positions were with large financial institutions, which are not known to the Company to be in default on their derivative positions. The Company is exposed to credit risk to the extent of non‑performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non‑performance by such counterparties. None of the Company’s derivative instruments contains credit‑risk related contingent features. Derivatives are net on the balance sheet as they are subject to the right to offset the liabilities with the assets.

	Fair Value of Derivative Assets
	December 31,	December 31,
	2019	2018
Current
Basis swap	$162,844	$76,075
Fixed price swap	2,001,496	125,790
	$2,164,340	$201,865

	Fair Value of Derivative Liabilities
	December 31,	December 31,
	2019	2018
Current
Basis swap	$(164,538)	$(337,438)
Fixed price swap	—	(161,450)
	$(164,538)	$(498,888)

Net Fair Value of Derivatives	$1,999,802	$(297,023)

The following table presents the changes in the fair value of Epsilon’s commodity derivatives for the periods indicated:

	Year ended December 31,
	2019	2018
Fair value of asset (liability), beginning of year	$(297,023)	$259,544
Gains (losses) on derivative contracts included in earnings	4,246,057	(1,938,465)
Settlement of commodity derivative contracts	(1,949,232)	1,381,898
Fair value of asset (liability), end of year	$1,999,802	$(297,023)

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2019 and 2018

14. Asset Retirement Obligations

Asset retirement obligations were estimated by management based on Epsilon’s net ownership interest in all wells and the gathering system, estimated costs to reclaim and abandon such assets and the estimated timing of the costs to be incurred in future periods, and the forecast risk free cost of capital. Epsilon has estimated the net present value of its total asset retirement obligations to be $2.9 million as at December 31, 2019  ($1.6 million at December 31, 2018) based on a total net future undiscounted liability of approximately $8.9 million ($21.5 million at December 31, 2018). Each year we review, and to the extent necessary, revise our asset retirement obligation estimates. During 2019 and 2018, we reviewed the actual abandonment costs with previous estimates. As a result, estimates of abandonment costs remained constant in 2019, but were updated at the end of 2018. Our overall liability increased due to the addition of new wells in both Pennsylvania and Oklahoma. From 2018 to 2019 our undiscounted liability decreased due to a decrease in the economic life of several of the wells in Pennsylvania. The life of the wells decreased due to the decrease in natural gas prices which caused the wells to be economically profitable for a shorter period of time. Due to the decrease in the life of the wells, there were fewer years of inflation affecting the plug and abandonment costs thereby lowering the estimate from December 31, 2018 to December 31, 2019.This was offset by the drilling of new wells which added to the liability. Even though the undiscounted liability decreased, the discounted liability shown below increased due to the effect of the discounting over time. The liability is spread over a shorter period so the ARO balance has increased at December 31, 2019 over the balance at December 31, 2018.

The following table presents the activity in Epsilon’s asset retirement obligations for the periods indicated:

	Year Ended	Year ended
	December 31,	December 31,
	2019	2018
Balance beginning of period	$1,625,154	$1,646,601
Liabilities from drilling of new wells	16,163	1,590
Change in estimates	1,153,740	(137,490)
Accretion	114,798	114,453
Balance end of period	$2,909,855	$1,625,154

15. Consolidation of Common Shares

To meet NASDAQ listing standards, the shareholders of the Company on December 19, 2018 approved a Consolidation of the issued and outstanding common shares on the basis of one (1) new common share for up to every existing two (2) common shares issued and outstanding immediately prior to the Consolidation. The common shares commenced trading on a post-Consolidation basis on the TSX on December 24, 2018. All share amounts and per share data are presented in these statements on a post-Consolidation basis.

EPSILON ENERGY LTD.

Supplemental Information to Consolidated Financial Statements

(Unaudited)

NATURAL GAS AND OIL PRODUCING ACTIVITIES

The following disclosures are made in accordance with Financial Accounting Standards Board Accounting Standards Update No. 2010-03 ‘‘Natural gas and oil Reserve Estimates and Disclosures’’ and the United States Securities and Exchange Commission’s (SEC) final rule on ‘‘Modernization of Natural gas and oil Reporting.’’

Natural gas and oil Reserves

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

Proved undeveloped reserves (PUDs) are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. PUDs can be recorded in respect of a particular undrilled location only if the location is scheduled, under the then-current drilling and development plan, to be drilled within five years from the date that the PUDs are to be recorded, unless specific factors (such as those described in interpretative guidance issued by the Staff of the SEC) justify a longer timeframe. Likewise, absent any such specific factors, PUDs associated with a particular undeveloped drilling location shall be removed from the estimates of proved reserves if the location is scheduled, under the then-current drilling and development plan, to be drilled on a date that is beyond five years from the date that the PUDs were recorded. Epsilon has formulated development plans for all drilling locations associated with its PUDs at December 31, 2019. Under these plans, each PUD location will be drilled within five years from the date it was recorded.

Estimates for PUDs are not attributed to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

The following tables set forth Epsilon’s net proved reserves at December 31,  2019 and 2018 and changes for each of the two years in the period ended December 31, 2019. Net proved reserves at December 31 are estimated by the Company’s independent petroleum engineers, DeGolyer and MacNaughton.

EPSILON ENERGY LTD.

Supplemental Information to Consolidated Financial Statements

(Unaudited)

NET PROVED RESERVE SUMMARY

	Natural
All reserves located in United States	Gas	Oil	Total
	(MMcf)	(MBbl)	(MMcfe)
Net proved reserves at December 31, 2017	215,588	37	215,812
Revisions of previous estimates(1)(2)(4)	(89,558)	(1)	(89,564)
Improved recoveries(3)	717	—	717
Production	(7,631)	(6)	(7,665)
Net proved reserves at December 31, 2018	119,116	31	119,299
Revisions of previous estimates(1)(2)(4)	(3,356)	91	(1,884)
Improved recoveries(3)	16,210	—	16,210
Production	(7,808)	(6)	(7,844)
Net proved reserves at December 31, 2019	124,161	116	125,780

Proved developed reserves:
At December 31, 2017	60,571	37	60,795
At December 31, 2018	50,698	31	50,881
At December 31, 2019	67,158	35	67,367
Proved undeveloped reserves:
At December 31, 2017	155,017	—	155,017
At December 31, 2018	68,418	—	68,418
At December 31, 2019	57,003	81	58,413

(1) Revisions of previous estimates in the proved producing category are primarily attributable to an increase in the natural gas price.

(2) Revisions of previous estimates in the proved undeveloped category is attributable to undeveloped well locations being removed due to lease expiration and revised spacing assumptions.

(3) Improved recoveries in the proved producing category are primarily attributable to revisions to the expected production curves from the previous year.

 (4)  During 2019, 19 MMcf were added to proved producing from the shut-in category. During 2018, 934 MMcf were transferred from net proved undeveloped, 306 MMcf moved to net proved developed producing and 628 MMcf moved to net proved developed non-producing.

EPSILON ENERGY LTD.

Supplemental Information to Consolidated Financial Statements

(Unaudited)

Capitalized Costs Relating to Natural gas and oil Producing Activities

The following table sets forth the capitalized costs relating to Epsilon’s crude oil and natural gas producing activities at December 31, 2019 and 2018:

	Year ended December 31,
	2019	2018
Proved properties	$130,819,256	$118,851,574
Unproved properties	21,047,512	19,498,666
Gathering system properties	41,445,225	41,040,847
Total Oil & Gas Properties	193,311,993	179,391,087
Accumulated depreciation, depletion and amortization	(119,216,725)	(111,944,974)
Net capitalized costs	$74,095,268	$67,446,113

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

	Year ended December 31,
	2019	2018
Oil and Natural Gas Activities:
Proved acquisition costs	$—	$4,992
Unproved acquisition costs	1,548,845	2,047,114
Development costs(1)	11,967,683	321,890
Total costs incurred for oil and natural gas activities	13,516,528	2,373,996
Gathering System development costs	404,378	160,344
Total costs incurred	$13,920,906	$2,534,340

(1) Development costs for 2018 include a $0.5 million cash call refund for wells previously drilled.

Results of Operations for Natural gas and oil Producing Activities

The following table sets forth results of operations for gas producing activities for the years ended December 31, 2019 and 2018:

	Year ended December 31,
	2019	2018
Oil and gas producing activities:
Gas sales	$16,945,302	$19,031,422
Oil and other liquid sales	424,661	671,221
Total revenues	17,369,963	19,702,643
Lease operating costs	(6,571,394)	(6,665,856)
Depreciation, depletion, amortization, and accretion	(7,387,681)	(5,294,200)
Total costs	(13,959,075)	(11,960,056)
Results of operations from oil and gas producing activities	$3,410,888	$7,742,587

EPSILON ENERGY LTD.

Supplemental Information to Consolidated Financial Statements

(Unaudited)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Natural gas and oil Reserves

The following information has been developed utilizing procedures prescribed by the Extractive Industries—Natural gas and oil Topic of the ASC and based on natural gas reserves and production volumes estimated by the reserve engineers of DeGolyer and MacNaughton. The commodity prices estimated below were based on a 12-month average of first-day-of-the-month commodity prices for the years 2019 and 2018. The following information may be useful for certain comparative purposes, but should not be solely relied upon in evaluating Epsilon or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of Epsilon.

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

The following table sets forth the standardized measure of discounted future net cash flows from projected production of Epsilon’s gas reserves as of December 31, 2019 and 2018.

	Year ended December 31,
	2019	2018
Future cash inflows	$273,520,165	$314,768,187
Future production costs	(96,030,523)	(113,557,103)
Future development costs(1)	(45,921,253)	(35,324,796)
Future income taxes(2)	(33,809,160)	(45,050,385)
10% annual discount for estimated timing of cash flows	(48,142,188)	(61,761,091)
Standardized measure of discounted future net cash flows	$49,617,041	$59,074,812

(1)	Costs associated with the abandonment of proved properties are included in future development costs.
(2)	Future income taxes for 2019 and 2018 were estimated using a combined federal and state statutory tax rate of approximately 27.6%.

EPSILON ENERGY LTD.

Supplemental Information to Consolidated Financial Statements

(Unaudited)

Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table sets forth the changes in the standardized measure of discounted future net cash flows for the years ended December 31, 2019 and 2018:

	Year ended December 31,
	2019	2018
Beginning balance	$59,074,811	$49,715,557
Revenue less production and other costs	(10,803,630)	(13,042,411)
Changes in price, net of production costs	(22,711,161)	44,764,807
Development costs incurred	10,462,724	512,314
Net changes in future development costs	(12,687,334)	50,335,213
Revisions of previous quantity estimates	11,039,025	(75,979,298)
Accretion of discount	8,198,969	7,382,905
Net change in income taxes	4,764,315	(3,192,058)
Timing differences and other technical revisions	2,279,322	(1,422,217)
Ending balance	$49,617,041	$59,074,812

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the design and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

 Management is responsible for establishing and maintaining adequate internal control over financial reporting for Epsilon as such term is defined in the Securities Exchange Act of 1934. Our internal control structure is designed to provide reasonable assurance that assets are safeguarded and that transactions are properly executed and recorded. The internal control structure includes, among other things, established policies and procedures, the selection and training of qualified personnel as well as management oversight.

With the participation of our management, we performed an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the 2013 Framework, we have concluded that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by Epsilon’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit Epsilon to provide only management's report in this Annual Report. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers. The names, ages, business experience (for at least the past five years) and positions of our directors and executive officers as of December 31, 2019, are set out below. Our Board of Directors consisted of seven members at such date. All directors serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified. The Board of Directors appoints the executive officers annually.

Director or Executive Officer	Age	Position with us
Mike Raleigh	63	Chief Executive Officer and Director
Lane Bond	61	Chief Financial Officer
Henry Clanton	57	Chief Operating Officer
John Lovoi	58	Chairman of the Board and Director
Matt Dougherty	38	Director
Ryan Roebuck	34	Director
Jacob Roorda	62	Director
Tracy Stephens	59	Director
Stephen Finlayson	65	Director

Biographies of Corporate Directors and Executive Officers.

Michael Raleigh. Mr. Raleigh has served as chief executive officer and a director for Epsilon Energy Ltd. since July 2013. Before becoming chief executive officer at Epsilon Energy Ltd., he acted in various positions in the global natural gas and oil business for 35 years, primarily holding positions in the areas of reservoir development strategy, property valuations, completions and production. He has also been managing investments with Domain Energy Advisors since January 2005. Mr. Raleigh has been a member of the board of directors of Roan Resources, Inc., an Anadarko Basin-focused exploration and production company, since September 2019.  He has also been managing investments with Domain Energy Advisors since January 2005. We believe that Mr. Raleigh is qualified to serve as a member of our board of directors as a result of his background in engineering, including reserve, acquisitions and valuation engineering, and his experience in the development and appraisal of natural gas and oil fields. Mr. Raleigh received a Bachelor of Science degree in Chemical Engineering from Queens University in Canada and received his Master of Business Administration degree from the University of Colorado.

B. Lane Bond. Mr. Bond has served as our chief financial officer since January 2012. He has served as the chief financial officer of Epsilon Energy USA and Epsilon Energy Midstream since January 2012. He has also been serving as the chief financial officer of Dewey Energy Holdings and Dewey Energy GP since March 2017. Mr. Bond’s financial career spans over 30 years with extensive management and natural gas and oil experience domestically and internationally. Mr. Bond holds a Master of Business Administration from the University of Tulsa and a Bachelor of Science in Accounting from the University of Arkansas.

Henry N. Clanton. Mr. Clanton joined the Company as its Chief Operating Officer in January 2018. He has over 30 years of experience in the upstream E&P sector. His experience includes financial and technical management over all phases of drilling, completions, production, and field operations. Before joining us, he spent 14 years with a private E&P start-up, ARES Energy, Ltd, which he co-founded and served as a Managing Partner. Previous to that time Mr. Clanton worked with Schlumberger, ARCO Permian, and Coastal Management Company. He holds a MBA and a BS in Petroleum Engineering from Texas A&M University.

John Lovoi. Mr. Lovoi has been chairman of our board of directors since July 2013. Mr. Lovoi has been the managing partner of JVL Advisors, LLC, a private natural gas and oil investment advisor, since November 2002. He is a Director of Helix Energy Solutions Group, an operator of offshore natural gas and oil properties and production facilities, the Chairman of Dril-Quip, Inc., a provider of subsea, surface and offshore rig equipment, and a Director of Roan Resources, Inc., an Anadarko Basin-focused exploration and production company. We believe that Mr. Lovoi is qualified to serve as a member of our board of directors as a result of his background in investment banking, equity research, and asset management, with an emphasis on the global natural gas and oil practice.

Matthew Dougherty.  Mr. Dougherty has been a director since July 2013 and serves as the chair of the Compensation, Nominating and Governing Committee. He has been the Managing Director of Advisory Research, Inc., an investment management firm since June 2003, where he oversees the firm’s investments in oil and natural gas producers. He has served as the Portfolio Manager of the Advisory Research Energy Fund, LP since 2005. We believe that Mr. Dougherty is qualified to serve as a member of our board of directors because of his background in natural gas and oil and finance industries.

Ryan Roebuck. Mr. Roebuck has been a director since July 2011. He has also been serving as the chair of our Audit Committee, a member of our Compensation, Nominating and Governance Committee since July 2011, and a member of our Conflicts Committee since February 2018.Mr. Roebuck is currently the Principal of RR ONE LTD. an investment holding company located in Toronto, Canada. Prior to this position, Mr. Roebuck was an investment manager for a leading Canadian Venture Capital Firm where he was a founding investor and director of the Cronos Group. Mr. Roebuck began his career as a top-rated equity research analyst focused on North American special situations. We believe that Mr. Roebuck is qualified to serve as a member of our board of directors as a result of his background in the investment banking industry and as an investment manager.

Jacob Roorda. Mr. Roorda has been a director since March 2016. He has also been a member of our Audit Committee since March 2016, and the chair of our Conflicts Committee since February 2018. Mr. Roorda is the managing director and chief executive officer of Windward Capital Limited, a private company, serving from October 2011 to January 2015, and again since July 2018.  He was the Executive Vice President of Todd Energy International Ltd. from November 2016 to July 2018, and the Chief Executive Officer of Todd Energy Canada Ltd. from January 2015 to November 2016. Mr. Roorda currently serves on the Audit, Compensation, and Reserves Committee of Petroshale Inc. During the last five years, he also served on the boards of Wolf Minerals Limited and Northcliff Resources Ltd. None of these positions are, or have ever been, with companies affiliated with the Company. Mr. Roorda has also served on the board of Todd Energy Canada Ltd. He has been certified as a Professional Engineer by the Association of Professional Engineers and Geoscientists of Alberta since 1981. We believe that Mr. Roorda is qualified to serve as a member of our board of directors as a result of his experience in the natural gas and oil industry, including his natural gas and oil business development and engineering experience, and his financial industry experience.

Tracy Stephens. Mr. Stephens has been a director since May 2018. He has also been a member of our Compensation, Nominating and Corporate Governance Committee, and Conflicts Committee since February 2019. He is the founder of Westminster Advisors, a CEO advisory services company, and served as its Chief Executive Officer from January 2018. He was previously employed by Resources Global Professionals, a large business consulting company, from July 2001 to December 2016, and was the Chief Operating Officer the last three years. We believe that Mr. Stephens is qualified to serve as a member of our board of directors as a result of his extensive experience with public companies.

Stephen Finlayson. Mr. Finlayson has been a director since May 2019. Mr. Finlayson is the founder and, since 2003, Executive Chairman of Applied Manufacturing Technologies, an independent international consulting and project services company supporting operating companies in the downstream refining and chemicals industries. We believe that Mr. Finlayson is qualified to serve as a member of our board of directors as a result of his extensive experience in the natural gas and oil industry, including advanced control solutions in natural gas and oil production.

Corporate Governance Practices and Policies

Our corporate governance practices and policies are administered by the board of directors and by committees of the board appointed to oversee specific aspects of our management and operations, pursuant to written charters and policies adopted by the board and such committees.

The Board of Directors

The Board is committed to a high standard of corporate governance practices. The Board believes that this commitment is not only in the best interests of the shareholders but that it also promotes effective decision-making at the Board level. The Board is of the view that its approach to corporate governance is appropriate and complies with the objectives and guidelines relating to corporate governance set out in National Instrument 58-201 adopted by the Canadian securities administrators, or NI 58-201, as well as the governance requirements of the NASDAQ Global Market. In addition, the Board monitors and considers for implementation the corporate governance standards that are proposed by various Canadian regulatory authorities or that are published by various non-regulatory organizations in Canada. The

Board has also established a Compensation Committee and Nominating and Corporate Governance Committee and has adopted a Compensation Committee Charter, and Nominating and Corporate Governance Charter to ensure the objectives of NI 58-201 and the NASDAQ Global Market are met.

Mr. Lovoi is the Managing Partner of JVL Advisors, LLC, beneficial owner of  11.25% of our common shares and Chairman of the Board. Mr. Raleigh is our Chief Executive Officer and a member of JVL Advisors, LLC.

The Board held six meetings during 2019 and seven meetings during 2018. All Board meetings were conducted with open and candid discussions. As such, the independent directors did not hold any separate meetings, other than Audit and Compensation, Nominating and Corporate Governance Committee meetings that excluded directors who were not independent. The chairman of the Board is not an independent director. The independent members of the Board have the ability to meet on their own and are authorized to retain independent financial, legal and other experts as required whenever, in their opinion, matters come before the Board that require an independent analysis by the independent members of the Board. The Board intends to hold at least four regular meetings each year, as well as additional meetings as required. The Board has not established any required attendance levels for the Board and committee meetings. In setting the regular meeting schedule, care is taken to ensure that meeting dates are set to accommodate directors’ schedules so as to encourage full attendance.

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

National Instrument 52-110 adopted by the Canadian securities administrators, the listing standards of the Toronto Stock Exchange and the listing standards of the NASDAQ Global Market require the Audit Committee to establish formal procedures for (a) the receipt, retention, and treatment of complaints received by us and our subsidiaries regarding accounting, internal accounting controls, or auditing matters and (b) the confidential, anonymous submission by our consultants or employees of concerns regarding questionable accounting or auditing matters. We are committed to achieving compliance with all applicable securities laws and regulations, accounting standards, accounting controls and audit practices. In addition, we post on our website all disclosures that are required by law or the listing standards of the NASDAQ Global Market concerning any amendments to, or waivers from, any provision of the code.

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

Audit Committee.  The Audit Committee consists of Ryan Roebuck (Chairman), Jacob Roorda, and Stephen Finlayson. All members of the Audit Committee are independent and financially literate under the applicable rules and regulations of the SEC and the NASDAQ Global Market.

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

The Audit Committee operates under a written charter that satisfies the applicable standards of the SEC and The NASDAQ Global Market. A copy of the Audit Committee Charter can be found on our website at www.epsilonenergyltd.com.

Compensation, Nominating and Corporate Governance Committee. The Compensation, Nominating and Corporate Governance Committee comprises Matthew Dougherty (chairman), Tracy Stephens and Ryan Roebuck, all three members of this committee are independent directors. Before July 2013, we had separate compensation committee and nominating and corporate governance committee. Both committees’ mandates were approved by the Board on December 10, 2009. In July 2013, the Board consolidated the functions of the two committees for efficiency purposes.

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

The Compensation, Nominating and Corporate Governance Committee operates under a written charter that satisfies the applicable standards of the SEC and The NASDAQ Global Market. A copy of such charter can be found on our website at www.epsilonenergyltd.com.

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

Communications to the Board.

Shareholders may communicate directly with our Board of Directors or any director by writing to the board or a director in care of the corporate secretary at Epsilon Energy Ltd., 16945 Northchase Drive, Suite 1610, Houston, Texas 77060, or by faxing their written communication to AeRayna Flores at (281) 668-0985. Shareholders may also communicate to the Board of Directors or any director by calling Ms. Flores at (281) 670-0002. Ms. Flores will review any communication before forwarding it to the board or director, as the case may be.

Employment Agreements

The named executive officers, excluding Michael Raleigh, have executed employment contracts with us. Mr. Henry Clanton’s employment contract calls for a base pay of $250,000 per year. Mr. B. Lane Bond’s employment contract calls for a base pay of $200,000 per year and contains provisions for severance payments equal to six months of current annual salary in the event that a change of control occurred.

Mr. Michael Raleigh does not take a salary for his efforts with us and does not have an employment contract.

ITEM 11.    EXECUTIVE COMPENSATION.

Summary Compensation Table

In April 2017 the Board amended and restated the 2007 Plan, which is currently called the Amended and Restated 2017 Stock Option Plan (the ‘2017 Plan’). In addition, in 2017, the Board adopted, and the Company’s shareholders approved, the Share Compensation Plan. The following table sets out information concerning the compensation paid to our principal executive officer and our two most highly compensated executive officers other than our principal executive officer, or our named executive officers for the two years ended December 31, 2019 and 2018. Compensation amounts in the following table are in U.S. dollars unless stated otherwise. All share balances and income (loss) per share amounts are presented on a post-Consolidation basis (see note 16 to the consolidated financial statements)

						Non-equity incentive
						plan compensation
			Bonuses			Annual	Long-term
Name and principal			and	Share-based	Option-based	Incentive	Incentive	Pension	Total
position	Year	Salary	Director Fees	Awards	Awards	Plans	Plans	Value	Compensation
Michael Raleigh, CEO (1)	2019	$—	$—	$189,750	$—	$—	$—	$—	$189,750
	2018	$—	$—	$280,706	$—	$—	$—	$—	$280,706
Henry Clanton, COO (2)	2019	$250,000	$75,000	$57,750	$—	$—	$—	$—	$382,750
	2018	$250,000	$—	$78,598	$—	$—	$—	$—	$328,598
B. Lane Bond, CFO (3)	2019	$200,000	$62,000	$41,250	$—	$—	$—	$—	$303,250
	2018	$200,000	$70,000	$56,141	$—	$—	$—	$—	$326,141

(1)	Mr. Raleigh is currently working without a salary from us; however, he was granted the following equity award in 2019 and 2018.

2019—Share award of 57,500 common shares under the Share Compensation Plan valued at $3.30 per share, market price on the grant date, December 31, 2019, which vest evenly over a three year period. Vested shares will be awarded on the anniversary date for each of the next three years, so long as Mr. Raleigh is still employed.

2018— Share award of 62,500 common shares under the Share Compensation Plan valued at $4.49 per share, market price on the grant date, December 31, 2018, which vest evenly over a three year period. Vested shares will be awarded on the anniversary date for each of the next three years, so long as Mr. Raleigh is still employed.

(2)	Mr. Henry Clanton was hired as our chief operating officer in January 2018 with a base salary of US$250,000.

2019— Share award of 17,500 common shares under the Share Compensation Plan valued at $3.30 per share, market price on the grant date, December 31, 2019, which vest evenly over a three year period. Vested shares will be awarded on the anniversary date for each of the next three years, so long as Mr. Clanton is still employed.

2018— Share award of 17,500 common shares under the Share Compensation Plan valued at $4.49 per share, market price on the grant date, December 31, 2018, which vest evenly over a three year period. Vested shares will be awarded on the anniversary date for each of the next three years, so long as Mr. Clanton is still employed.

(3)

Mr. Bond’s current base salary is $200,000. The dollar amounts in column (e) reflect values derived from using the Trinomial Hull White option pricing to value option‑based awards. A summary of the options granted by year follows:

2019— Share award of 12,500 common shares under the Share Compensation Plan valued at $3.30 per share, market price on the grant date, December 31, 2019, which vest evenly over a three year period. Vested shares will be awarded on the anniversary date for each of the next three years, so long as Mr. Bond is still employed.

2018— Share award of 12,500 common shares under the Share Compensation Plan valued at $4.49 per share, market price on the grant date, December 31, 2018, which vest evenly over a three year period. Vested shares will be awarded on the anniversary date for each of the next three years, so long as Mr. Bond is still employed.

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

The maximum number common shares that may be issued under the 2017 Plan is 1,000,000. As of December 31, 2019, options for 245,000 common shares were outstanding under the 2017 Plan.

If options granted under the Plan expire or terminate for any reason without having been exercised, the shares subject to such options are again available for grant under the 2017 Plan. Options granted under the 2017 Plan are not transferable or assignable other than by will or other testamentary instrument or the laws of succession.

The exercise price of options granted under the 2017 Plan may not be less than the closing price of the common shares on the NASDAQ on the last trading day preceding the day on which the option is granted.

Each option granted under the 2017 Plan expires on the date specified by the applicable option agreement (not later than ten years following grant), subject to earlier termination as provided below.

In the event we undergo a change of control by a reorganization, acquisition, amalgamation or merger (or a plan or arrangement in connection with any of these) with respect to which all or substantially all of the persons who were the beneficial owners of the common shares immediately prior to such transaction do not, following such transaction, beneficially own, directly or indirectly more than 50% of the resulting voting power, a sale of all, or substantially all, of the Company’s assets, or the liquidation, dissolution or winding-up of the Company, the Board may determine that all unvested options will vest and be eligible for exercise within a period determined by the directors preceding the change of control. Options not exercised within this period will terminate.

If an optionee resigns from the Company or is terminated by the Company (with or without cause), or a consultant optionee’s contract with the Company expires, such optionee’s unvested options will immediately terminate and, subject to the option expiry date, the optionee’s vested options may be exercised for a period of 30 days.

If an optionee becomes entitled to long-term disability payments pursuant to the Company’s disability insurance program (or if not a participant in such program, would have been entitled to such payments if the optionee had been a participant in such program), all of the unvested options held by the optionee will vest on the day immediately preceding the day on which the optionee becomes entitled to long-term disability payments and the optionee will have the right, for a period of 180 days thereafter, to exercise all of the options.

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

Should the term of an option expire when the optionee cannot exercise the option pursuant to a Company insider trading policy in effect at that time (a ‘‘Blackout Period’’) or within nine business days following the expiration of a Blackout Period, option expiration date is automatically extended until the tenth business day after the end of the Blackout Period. The ten-business-day period may not be extended by the Board.

Share Compensation Plan

The Share Compensation Plan was adopted by the Board on April 13, 2017 and approved by the shareholders on May 24, 2017.

The Share Compensation Plan provides that up to a total of 1,000,000 common shares are authorized for issuance. As of December 31, 2019, a total of 346,499 common shares have been issued and are unvested under the Share Compensation Plan.

Under the Share Compensation Plan, the Board designates participants from among our directors, officers, key employees and consultants and, on the day or days of each fiscal year determined by the Board, awards to each participant common shares in an amount up to 100% of the participant’s compensation for service during the current year divided by the market price of the Common Shares on the NASDAQ at the date of issuance. Upon any participant ceasing to be our director, officer, employee or consultant for any reason, such participant’s right to be issued common shares pursuant to the Share Compensation Plan terminates immediately.

The Board may, in its sole discretion, impose restrictions on any common shares issued pursuant to the Share Compensation Plan. These restrictions may include, but are not limited to, vesting periods and trading restrictions for a period of time, as determined by the Board, from the date of issuance.

The Share Compensation Plan provides that the Board may make certain amendments to the Share Compensation Plan without the approval of our shareholders or any participant of the Share Compensation Plan in order to conform to applicable law or regulation or the requirements of the NASDAQ. In addition, the Board may terminate the Share Compensation Plan at any time, subject to applicable law or regulations and the approval of any regulatory authority having jurisdiction, and the approval of our shareholders if required by such regulatory authority.

Incentive Plan Awards for Named Executive Officers

Outstanding Share‑Based Awards and Option‑Based Awards as of December 31, 2019 are as follows:

	Option-based Awards					Share-based Awards
						Market or	Market or
	Number of				Number of	Payout Value	Payout Value of
	Securities			Value of	Shares or Units	of Share-Based	Vested Share-
	Underlying	Option	Option	Unexercised	of Shares that	Awards that	Based awards
	Unexercised	Exercise	Expiration	In-the-Money	Have Not	Have Not	not Paid Out or
Name	Options	Price	Date	Options	Vested	Vested	Distributed
Michael Raleigh	50,000	$5.50	06/05/22	$—	140,832	$464,746	$206,250
Henry Clanton	30,000	$5.02	01/30/24	$—	29,167	$96,251	$19,250
B. Lane Bond	22,500	$5.50	06/05/22	$—	20,833	$68,749	$13,750
B. Lane Bond	27,500	$5.02	01/30/24	$—

Incentive Plan Awards—Value Vested or Earned for Named Executive Officers

The values of incentive plan awards that were vested or earned during the year ended December 31, 2019 are as follows:

				Non-Equity Incentive Plan
	Option-Based Awards—Value	Share-based awards—Value		Compensation—Value Earned
Name	Vested During the Year	Vested During the Year		During the Year
Michael Raleigh	$—	$206,250	$	N/A
Henry Clanton	$—	$19,250	$	N/A
B. Lane Bond	$—	$13,750	$	N/A

We have adopted the 2017 Plan as an incentive‑based stock option award plan applicable to all named executive officers and employees.

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

Change of control is defined as any event whereby any person acquires at least 50% of The Company’s stock or if a group of shareholders causes at least 50% of the board members to change.

DIRECTOR COMPENSATION

The following table contains compensation earned in the year ended December 31, 2019 by our independent directors who are not named executive officers:

				Non-Equity
	Fees Earned	Share-Based		Incentive Plan	Pension	All Other
Name	(Cdn$)	Awards (US$)	Option‑Based	Compensation	Value	Compensation	Total
John Lovoi*	$—	$39,600	$—	$—	$—	$—	$39,600
Michael Raleigh*	$—	$189,750	$—	$—	$—	$—	$189,750
Matthew Dougherty*	$—	$—	$—	$—	$—	$—	$—
Ryan Roebuck	$40,000	$39,600	$—	$—	$—	$—	$79,600
Jacob Roorda	$40,000	$39,600	$—	$—	$—	$—	$79,600
Tracy Stephens	$40,000	$39,600	$—	$—	$—	$—	$79,600
Stephen Finlayson	$24,516	$39,600	$—	$—	$—	$—	$64,116
Adrian Montgomery	$15,484	$—	$—	$—	$—	$—	$15,484

*The two directors who are not independent, Messrs. Lovoi and Raleigh, choose not to receive payment for their service as board members. Mr. Dougherty also has chosen not to receive payment for his service.

On a biannual basis, we compensate each director for services rendered (unless a director elects not to receive payment) and reimburse reasonable out‑of‑pocket travel expenses when incurred.

As of May 1, 2017, independent board member compensation is fixed at an annual fee of Cdn$40,000, paid semi-annually in July and January.

Incentive Plan Awards—Value Vested or Earned During the Year for Directors (Other Than Named Executive Officers)

Outstanding Share‑Based Awards and Option‑Based Awards as of December 31, 2019 are as follows:

	Option-based Awards				Share-based Awards
						Market or	Market or
	Number of				Number of	Payout Value	Payout Value of
	Securities			Value of	Shares or Units	of Share-Based	Vested Share-
	Underlying	Option	Option	Unexercised	of Shares that	Awards that	Based awards
	Unexercised	Exercise	Expiration	In-the-Money	Have Not	Have Not	not Paid Out or
Name	Options	Price	Date	Options	Vested	Vested	Distributed
John Lovoi	10,000	$5.50	6/5/2022	$—	20,500	$67,650	$18,150
Ryan Roebuck	10,000	$5.50	6/5/2022	$—	20,500	$67,650	$18,150
Jacob Roorda	12,500	$6.70	1/30/2024	$—	20,500	$67,650	$18,150
Tracy Stephens	—	$—		$—	20,500	$67,650	$18,150
Stephen Finlayson	—	$—		$—	12,000	$39,600	$—

The values of incentive plan awards that were vested or earned during the year ended December 31, 2019 are as follows:

				Non-Equity Incentive Plan
	Option-Based Awards—Value	Share-based awards—Value		Compensation—Value Earned
Name	Vested During the Year	Vested During the Year		During the Year
John Lovoi	$—	$18,150	$	N/A
Ryan Roebuck	$—	$18,150	$	N/A
Jacob Roorda	$—	$18,150	$	N/A
Tracy Stephens	$—	$18,150	$	N/A

Directors and Officers Liability Insurance

We maintain directors’ and officers’ liability insurance for the protection of our directors and officers against liability incurred by them in their capacities as our directors and officers. The policy provides an aggregate limit of liability of $30,000,000 with a deductible to us of $25,000 per loss. The annual premium for the Directors’ and Officers’ liability insurance is about $300,000 and is renewed annually. The premium is not allocated between Directors and Officers as separate groups.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table set forth below is information with respect to beneficial ownership of common shares as of March 17,  2020, by our named executive officers, by each of our directors, by all our current executive officers and directors as a group, and by each person known to us who beneficially own 5% or more of the outstanding common shares. To our knowledge, each person named in the table has sole voting and investment power with respect to the common shares identified as beneficially owned.

Unless otherwise indicated, the address of each of the individuals named below is c/o Epsilon Energy Ltd., 16945 Northchase Drive, Suite 1610, Houston, Texas 77060.

	Number of	Percentage of
	Common	Common
Name of Beneficial Owner	Shares	Shares Owned
5% Stockholders
Advisory Research, Inc.(1)	3,168,133	11.83%
JVL Advisors, LLC (2)	2,998,415	11.19%
Oakview Capital Management, L.P.(3)	2,245,976	8.38%
azValor Asset Management SGIIC SA (4)	3,527,817	13.17%
Solas Capital Management LLC (5)	2,571,397	9.60%
Named Executive Officers and Directors
Matthew Dougherty (6)	97,650	*
Jacob Roorda (7)	88,400	*
Bruce Lane Bond (8)	135,167	*
John Lovoi (9)	3,016,415	11.25%
Ryan Roebuck (10)	75,025	*
Tracy Stephens (11)	12,400	*
Stephen Finlayson (12)	—	*
Henry Clanton (13)	35,833	*
Michael Raleigh (14)	154,167	*
All executive officers and directors as a group (9 persons) (15)	3,615,057	13.41%

*Indicates beneficial ownership of less than 1% of outstanding shares.

(1)

The address of Advisory Research, Inc., or ARI, is 180 North Stetson Avenue, Suite 5500, Chicago, Illinois 60601. Advisory Research, Inc. (“ARI”) is the general partner of Advisory Research Energy Fund, L.P., the direct beneficial holder of  the common shares, as reported on a Schedule 13G filed with the SEC on February 18, 2020.

(2)

The address of JVL Advisors, LLC, or JVL, is 10000 Memorial Drive, Houston, Texas 77024. John Lovoi, the chairman of our board of directors, and the managing partner of JVL, exercises the voting and dispositive power with respect to the common shares held by JVL.

(3)

The address of Oakview Capital Management, L.P. is 3879 Maple Avenue, Suite 300, Dallas, Texas 75219. Pursuant to a Schedule 13G filed on February 14, 2020 jointly by and on behalf of each of Oakview Capital Management, L.P. (“Oakview Capital Management”), Oakview Value Fund, LP (“Oakview Value Fund”), Oakview Value Fund GP, LP (“Oakview GP”), Oakview Investments, LLC (“Oakview Investments”), Patrick Malone and Corey Henegar,  Oakview Capital Management is the investment manager of, and may be deemed to indirectly beneficially own securities owned by Oakview Value Fund. Oakview GP is the general partner of, and may be deemed to indirectly beneficially own securities owned by Oakview Value Fund. Oakview Capital Management is the investment adviser to various separate managed accounts (collectively, the “Managed Accounts”) and may be deemed to indirectly beneficially own securities owned by the Managed Accounts. Oakview Investments is the general partner of, and may be deemed to indirectly beneficially own, securities owned by Oakview Capital Management. Mr. Malone and Mr. Henegar are the members of, and may be deemed to indirectly beneficially own securities owned by, Oakview Investments. Oakview Value Fund and the Managed Accounts are the record and direct beneficial owner of these securities. Oakview Value Fund and Oakview GP disclaim beneficial ownership of the securities held by the Managed Accounts.

(4)

The address of azValor Asset Management SGIIC SA, or azValor, is Paseo de la Castellana 10, 3rd, Madrid, 28046, Spain. Alvaro Guzmàn de Làzaro, Chief Investment Officer at azValor, exercises the voting and dispositive power with respect to the common shares held by azValor.

(5)

The address of Solas Capital Management, LLC is 405 Park Avenue, New York, NY 10022. Pursuant to a Schedule 13G filed with the SEC on February 14, 2020, Solas Capital Management, LLC (“Solas”) and Frederick Tucker Golden share voting and dispositive power with respect to these common shares. All of the securities reported are owned by advisory clients of Solas, none of which is a beneficial owner of more than 5% as of February 14, 2020.

(6)	Includes 97,650 shares held by Mr. Dougherty individually. Mr. Dougherty is a member of our board of directors.
(7)

Mr. Roorda is a member of our board of directors. Includes 25,000 shares held by Mr. Roorda’s spouse, and 12.500 shares issuable upon the exercise (at exercise price of $5.02) of options exercisable within 60 days of March 18,  2020.

(8)	Includes 50,000 shares issuable upon the exercise (at exercise price of $5.02-$5.50) of options exercisable within 60 days of March 18, 2020. Mr. Bond is our chief financial officer.
(9)

Includes the shares held by JVL. Includes 10,000 shares issuable upon the exercise (at exercise price of $5.50)  of options held by Mr. Lovoi and exercisable within 60 days of March 18,  2020. Mr. Lovoi is the chairman of our board of directors.

(10)	Includes 10,000 shares issuable upon the exercise (at exercise price of $5.50) of options exercisable within 60 days of March 18, 2020. Mr. Roebuck is a member of our board of directors.
(11)	Mr. Stephens is a member of our board of directors.
(12)	Mr. Finlayson is a member of our board of directors.
(13)	Includes 30,000 shares issuable upon the exercise (at exercise price of $5.02) of options exercisable within 60 days of March 18, 2020. Mr. Clanton is our chief operating officer.
(14)

Includes 50,000 shares issuable upon the exercise (at exercise price of $5.50)  of options exercisable within 60 days of March 18,  2020. Mr. Raleigh is our chief executive officer and a member of our board of directors.

(15)	Includes 162,500 shares issuable upon the exercise (at exercise price of $5.02-$5.50) of options exercisable within 60 days of March 18, 2020.

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

Our Board has determined that Messrs. Matthew Dougherty, Jacob Roorda, Tracy Stephens, Stephen Finlayson and Ryan Roebuck are independent in accordance with the listing requirements of the NASDAQ Global Market, representing over 50% of the Board. Our Board conducted its independence analysis for each of its current members other than John Lovoi and Michael Raleigh, considering all relevant facts and circumstances, including the director’s other commercial, accounting, legal, banking, consulting, charitable and familial relationships.  Pursuant to its review, the Board determined that with respect to each of its current members other than John Lovoi and Michael Raleigh, there are no disqualifying factors with respect to director independence enumerated in the listing standards of NASDAQ or any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that each such member is an “independent director” as defined in the listing standards of NASDAQ.

Indemnification of Officers and Directors

Under Section 124 of the Business Corporations Act (Alberta) (the "ABCA"), except in respect of an action by or on behalf of us or body corporate to procure a judgment in our favor, we may indemnify a current or former director or officer or a person who acts or acted at our request as a director or officer of a body corporate of which we are or were a shareholder or creditor and the heirs and legal representatives of any such persons (collectively, "Indemnified Persons") against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, reasonably incurred by any such Indemnified Person in respect of any civil, criminal or administrative actions or proceedings to which the director or officer is made a party by reason of being or having been our director or officer, if (i) the director or officer acted honestly and in good faith with a view to our best interests, and (ii) in the case of a criminal or administrative action or proceeding that is enforced by a monetary penalty, the director or officer had reasonable grounds for believing that such director's or officer's conduct was lawful (collectively, the "Indemnification Conditions").

       Notwithstanding the foregoing, the ABCA provides that an Indemnified Person is entitled to indemnity from us in respect of all costs, charges and expenses reasonably incurred by the person in connection with the defense of any civil, criminal or administrative action or proceeding to which the person is made a party by reason of being or having been our director or officer, if the person seeking indemnity (i) was substantially successful on the merits in the person's defense of the action or proceeding, (ii) fulfills the Indemnification Conditions, and (iii) is fairly and reasonably entitled to indemnity. We may advance funds to an Indemnified Person for the costs, charges and expenses of a proceeding; however, the Indemnified Person shall repay the moneys if such individual does not fulfill the Indemnification Conditions. The indemnification may be made in connection with a derivative action only with court approval and only if the Indemnification Conditions are met.

       As contemplated by Section 124(4) of the ABCA and our by-laws, we have acquired and maintain liability insurance for our directors and officers with coverage and terms that are customary for a company of our size in our industry of operations. The ABCA provides that we may not purchase insurance for the benefit of an Indemnified Person against a liability that relates to the person's failure to act honestly and in good faith with a view to our best interests.

        Our by-laws provide that, subject to the ABCA, the Indemnified Persons shall be indemnified against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, reasonably incurred by such person in respect of any civil, criminal or administrative action or proceeding to which such person is made a party by reason of being or having been a director or officer of the Company or such body corporate, if the Indemnification Conditions are satisfied. In addition, pursuant to our by-laws, we may indemnify such person in such other circumstances as the ABCA or law permits.

       Our by-laws also provide that none of our directors or officers shall be liable for the acts, receipts, neglects or defaults of any other director, officer or employee, or for joining in any receipt or other act for conformity, or for any loss, damage or expense happening to us through the insufficiency or deficiency of title to any property acquired for or on behalf of us, or for the insufficiency or deficiency of any security in or upon which any of our moneys shall be invested, or for any loss or damage arising from the bankruptcy, insolvency or tortious acts of any person with whom any of our moneys, securities or effects shall be deposited, or for any loss occasioned by any error of judgment or oversight on his part, or for any other loss, damage or misfortune which shall happen in the execution of the duties of his or her office or in relation thereto; provided that nothing in our by-laws shall relieve any director or officer from the duty to act in accordance with the ABCA and the regulations thereunder. The foregoing is premised on the requirement under our by-laws that each of our directors and officers in exercising his or her powers and discharging duties shall act honestly and in good faith with a view to our best interests and exercise the care, diligence and skill that a reasonably prudent person would exercise in comparable circumstances.

       We have entered into indemnification agreements with our directors and officers which generally require that we indemnify and hold the indemnitees harmless to the greatest extent permitted by law for liabilities arising out of the indemnitees' service to us and our subsidiaries as directors and officers, if the indemnitees acted honestly and in good faith with a view to our best interests and, with respect to criminal or administrative actions or proceedings that are enforced by monetary penalty, if the indemnitee had no reasonable grounds to believe that his or her conduct was unlawful. The indemnification agreements also provide for the advancement of defense expenses to the indemnitees by us.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table summarizes fees billed to us for fiscal 2019 and for fiscal 2018 by our principal auditors, BDO USA, LLP:

	December 31,	December 31,
	2019	2018
Audit Fees:
Audit of financial statements	$615,389	$555,580
Services in connection with regulatory filings	6,150	232,346
Total Audit Fees	$621,539	$787,926

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)1.	Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018.
Consolidated Statements of Operations for the years ended December 31, 2019 and December 31, 2018.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2019 and December 31, 2018.

Consolidated Statements of Cash Flows for the years ended December 31, 2019 and December 31, 2018.

Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2019 and December 31, 2018.
Notes to Consolidated Financial Statements

(a)2.	Financial Statement Schedules:
There are no Financial Statement Schedules included with this filing for the reason that they are not required.

(a)3.	Exhibits

3.1	Articles of Incorporation of Epsilon Energy Ltd.

3.2	Bylaws of Epsilon Energy Ltd.

3.3	Articles of Amendment dated December 19, 2018

4.1*	Description of Registrant’s Securities Registered Under Section 12 of the Exchange Act.

10.1

Credit Agreement, dated as of July 29, 2013, by and among Epsilon Energy USA Inc., the lenders from time to time party thereto, Texas Capital Bank, National Association (“TCB”), as the administrative agent, swing line lender and letter of credit issuer, and TCB as the sole lead arranger and sole book runner

10.2	First Amendment to Credit Agreement, effective as of December 10, 2015

10.3	Second Amendment to Credit Agreement, effective as of October 11, 2016

10.4	Third Amendment to Credit Agreement, effective as of February 21, 2018

10.5	Fourth Amendment to Credit Agreement, effective as of August 4, 2018

10.6	Fifth Amendment to Credit Agreement, effective as of January 7, 2020

10.7+	Lane Bond Offer Letter

10.8+	Henry Clanton Offer Letter

10.9	Anchor Shipper Gas Gathering Agreement, effective January 1, 2012, by and between Appalachia Midstream Services, L.L.C. and Epsilon Energy USA, Inc., as shipper and producer

10.10+	Amended and Restated 2017 Stock Option Plan

10.11+	Share Compensation Plan

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

21.1	Subsidiaries of the Registrant

23.1*	Consent of DeGolyer and MacNaughton

23.2*	Consent of BDO USA, LLP

31.1*	Rule 13a‑14(a)/15d‑14(a) Certification.

31.2*	Rule 13a‑14(a)/15d‑14(a) Certification.

32.1**	Section 1350 Certifications.

32.2**	Section 1350 Certifications.

99.1*	Summary Reserve Report

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
+	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on  March 18,  2020.

Epsilon Energy Ltd.

By: /s/ B. Lane Bond
B. Lane Bond
Chief Financial Officer
(duly authorized to sign on behalf of the registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Michael Raleigh	Chief Executive Officer and Director	March 18, 2020
Michael Raleigh	(Principal Executive Officer)

/s/ B. Lane Bond	Chief Financial Officer	March 18, 2020
B. Lane Bond	(Principal Financial and Accounting Officer)

/s/ John Lovoi	Chairman of the Board	March 18, 2020
John Lovoi

/s/ Matthew Dougherty	Director	March 18, 2020
Matthew Dougherty

/s/ Stephen Finlayson	Director	March 18, 2020
Stephen Finlayson

/s/ Ryan Roebuck	Director	March 18, 2020
Ryan Roebuck

/s/ Jacob Roorda	Director	March 18, 2020
Jacob Roorda

/s/ Tracy Stephens	Director	March 18, 2020
Tracy Stephens