Form 10-Q
period 2020-03-31
Epsilon Energy Ltd.
filed 2020-05-13
CIK 1726126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission file number: 001-38770

EPSILON ENERGY LTD.

(Exact name of registrant as specified in its charter)

Alberta, Canada	98-1476367
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

16945 Northchase Drive, Suite 161095

Houston, Texas 77060

(281) 670‑0002

(Address of principal executive offices including zip code and telephone number, including area code)

16701 Greenspoint Park Drive, Suite 195

Houston, Texas 77060

(281) 670‑0002

(former address)

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

As of March 31, 2020 there were 26,302,956 Common Shares outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report constitute forward-looking statements. The use of any of the words ‘‘anticipate,’’ ‘‘continue,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘may,’’ ‘‘will,’’ ‘‘project,’’ ‘‘should,’’ ‘‘believe,’’ and similar expressions and statements relating to matters that are not historical facts constitute ‘‘forward looking information’’ within the meaning of applicable securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated. Such forward-looking statements are based on reasonable assumptions, but no assurance can be given that these expectations will prove to be correct and the forward-looking statements included in this report should not be unduly relied upon. These statements are made only as of the date of this report. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to natural gas and oil production rates, commodity prices for crude oil or natural gas, supply and demand for natural gas and oil; the estimated quantity of natural gas and oil reserves, including reserve life; future development and production costs, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2019, and those described from time to time in our future reports filed with the Securities and Exchange Commission. You should consider carefully the statements under Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2019 and in this quarterly report on Form 10-Q for the quarter ended March 31, 2020, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements. Our Annual Report on Form 10-K for the year ended December 31, 2019 is available on our website at www.epsilonenergyltd.com.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$15,410,599	$14,052,417
Accounts receivable	3,766,761	4,296,917
Fair value of derivatives	2,374,878	1,999,802
Prepaid income taxes	1,250,912	1,641,501
Other current assets	345,736	433,687
Total current assets	23,148,886	22,424,324
Non-current assets
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	131,965,089	130,819,256
Unproved properties	21,109,490	21,047,512
Accumulated depletion, depreciation, amortization and impairment	(92,842,748)	(89,255,035)
Total oil and gas properties, net	60,231,831	62,611,733
Gathering system	41,525,671	41,445,225
Accumulated depletion, depreciation, amortization and impairment	(30,493,041)	(29,961,690)
Total gathering system, net	11,032,630	11,483,535
Land	375,314	375,314
Buildings and other property and equipment, net	352,302	211,879
Total property and equipment, net	71,992,077	74,682,461
Other assets:
Restricted cash	562,647	561,294
Prepaid drilling costs	880	1,124
Total non-current assets	72,555,604	75,244,879
Total assets	$95,704,490	$97,669,203

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable trade	$2,820,603	$2,828,495
Royalties payable	1,102,167	1,306,922
Accrued capital expenditures	93,930	627,356
Accrued gathering fees	476,448	373,929
Other accrued liabilities	567,958	858,188
Asset retirement obligation	1,529,313	1,503,978
Total current liabilities	6,590,419	7,498,868
Non-current liabilities
Asset retirement obligation	1,434,573	1,405,877
Deferred income taxes	12,331,986	12,401,464
Total non-current liabilities	13,766,559	13,807,341
Total liabilities	20,356,978	21,306,209
Commitments and contingencies (Note 10)
Shareholders' equity
Common shares, no par value, unlimited shares authorized and 26,790,985 issued and 26,302,956 shares outstanding at March 31, 2020 and 26,790,985 shares issued and outstanding at December 31, 2019.	140,808,923	140,808,923
Treasury shares, 488,029 at March 31, 2020	(1,499,586)	—
Additional paid-in capital	7,203,407	7,029,488
Accumulated deficit	(80,975,596)	(81,285,895)
Accumulated other comprehensive income	9,810,364	9,810,478
Total shareholders' equity	75,347,512	76,362,994
Total liabilities and shareholders' equity	$95,704,490	$97,669,203

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

	Three months ended March 31,
	2020	2019
Revenues from contracts with customers:
Gas, oil, NGLs and condensate revenue	$4,111,144	$5,507,663
Gas gathering and compression revenue	2,316,702	2,438,351
Total revenue	6,427,846	7,946,014

Operating costs and expenses:
Lease operating expenses	2,047,767	1,718,293
Gathering system operating expenses	97,778	312,787
Development geological and geophysical expenses	2,629	—
Depletion, depreciation, amortization, and accretion	2,414,376	1,825,731
Impairment of proved properties	1,760,000	—
General and administrative expenses:
Stock based compensation expense	173,919	133,720
Other general and administrative expenses	1,008,113	1,339,562
Total operating costs and expenses	7,504,582	5,330,093
Operating income	(1,076,736)	2,615,921

Other income (expense):
Interest income	21,529	42,691
Interest expense	(28,006)	(27,609)
Gain (loss) on derivative contracts	1,721,018	(510,754)
Other income (expense)	(2,225)	23
Other income (expense), net	1,712,316	(495,649)

Income before income tax expense	635,580	2,120,272
Income tax expense	325,281	746,596
NET INCOME	$310,299	$1,373,676
Currency translation adjustments	(114)	10,792
NET COMPREHENSIVE INCOME	$310,185	$1,384,468

Net income per share, basic	$0.01	$0.05
Net income per share, diluted	$0.01	$0.05
Weighted average number of shares outstanding, basic	26,565,084	27,392,755
Weighted average number of shares outstanding, diluted	26,565,084	27,408,374

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

						Accumulated
						Other		Total
	Common Shares Issued		Treasury Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	paid-in Capital	Income	Deficit	Equity
Balance at December 31, 2019	26,790,985	$140,808,923	—	$—	$7,029,488	$9,810,478	$(81,285,895)	$76,362,994
Net income	—	—	—	—	—	—	310,299	310,299
Stock-based compensation expenses	—	—	—	—	173,919	—	—	173,919
Buyback of common shares	—	—	(488,029)	(1,499,586)	—	—	—	(1,499,586)
Other comprehensive income	—	—	—	—	—	(114)	—	(114)
Balance at March 31, 2020	26,790,985	$140,808,923	(488,029)	$(1,499,586)	$7,203,407	$9,810,364	$(80,975,596)	$75,347,512

						Accumulated
						Other		Total
	Common Shares Issued		Treasury Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	paid-in Capital	Income	Deficit	Equity
Balance at December 31, 2018	27,439,300	$143,705,441	(26,953)	$(94,418)	$6,519,028	$9,797,930	$(89,983,894)	$69,944,087
Net income	—	—	—	—	—	—	1,373,676	1,373,676
Stock-based compensation expenses	—	—	—	—	133,720	—	—	133,720
Retirement of treasury shares	(26,953)	(94,418)	26,953	94,418	—	—	—	—
Buyback and retirement of common shares	(57,100)	(248,381)	—	—	—	—	—	(248,381)
Other comprehensive loss	—	—	—	—	—	10,792	—	10,792
Balance at March 31, 2019	27,355,247	$143,362,642	—	$—	$6,652,748	$9,808,722	$(88,610,218)	$71,213,894

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$310,299	$1,373,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	2,414,376	1,825,731
Impairment of proved properties	1,760,000	—
(Gain) loss on derivative contracts	(1,721,018)	510,754
Cash received from (paid for) settlements of derivative contracts	1,345,942	(184,244)
Stock-based compensation expense	173,919	133,720
Deferred income tax expense (benefit)	(69,478)	746,596
Changes in assets and liabilities:
Accounts receivable	530,156	1,060,359
Prepaid income taxes and other current assets	478,540	(754,996)
Accounts payable, royalties payable and other accrued liabilities	(9,215)	(772,879)
Net cash provided by operating activities	5,213,521	3,938,717
Cash flows from investing activities:
Acquisition of unproved oil and gas properties	—	(596,500)
Additions to unproved oil and gas properties	(61,978)	(262,107)
Additions to proved oil and gas properties	(2,045,440)	(586,815)
Additions to gathering system properties	(101,472)	(65,296)
Additions to land, buildings and property and equipment	(145,640)	—
Prepaid drilling costs	244	—
Net cash used in investing activities	(2,354,286)	(1,510,718)
Cash flows from financing activities:
Buyback of common shares	(1,499,586)	(248,381)
Net cash used in financing activities	(1,499,586)	(248,381)
Effect of currency rates on cash, cash equivalents and restricted cash	(114)	10,792
Increase in cash, cash equivalents and restricted cash	1,359,535	2,190,410
Cash, cash equivalents and restricted cash, beginning of period	14,613,711	14,959,518
Cash, cash equivalents and restricted cash, end of period	$15,973,246	$17,149,928

Supplemental cash flow disclosures:
Income taxes paid	$—	$580,000
Interest paid	$28,006	$31,391

Non-cash investing activities:
Change in proved properties accrued in accounts payable and accrued liabilities	$(903,544)	$741,406
Change in gathering system accrued in accounts payable and accrued liabilities	$(21,026)	$(40,187)
Asset retirement obligation asset additions and adjustments	$3,937	$2

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

1.    Description of Business

Epsilon Energy Ltd. (the “Company” or “Epsilon” or “we”) was incorporated under the laws of the Province of Alberta, Canada on March 14, 2005. On October 24, 2007, the Company became a publicly traded entity trading on the Toronto Stock Exchange (“TSX”) in Canada. On February 14, 2019, Epsilon’s registration statement on Form 10 was declared effective by the United States Securities and Exchange Commission and on February 19, 2019, the Company began trading in the United States on the NASDAQ Global Market under the trading symbol “EPSN.” Effective as of the close of trading on March 15, 2019, Epsilon voluntarily delisted its common shares from the TSX. The Company is engaged in the acquisition, development, gathering and production of primarily natural gas reserves in the United States.

Recent Developments

The significant demand declines caused by the global response to the coronavirus 2019 pandemic (“COVID-19”) as well as the actions taken by a number of global oil producers has contributed to steep declines in the demand and pricing for oil, natural gas and NGLs, negatively impacting U.S. producers. The commodity price environment is expected to remain depressed based on over-supply, decreased demand and a potential global economic recession. While Epsilon did not incur significant disruptions to operations during the three months ended March 31, 2020 as a result of the COVID-19 pandemic, the Company did need to recognize an impairment on its legacy Oklahoma producing assets due to the historically low commodity prices. Additionally, the Company is unable to predict the impact that the COVID-19 pandemic will have on it, including our financial position, operating results, liquidity and ability to obtain financing in future reporting periods, due to numerous uncertainties.

The federal government has passed a series of relief and stimulus packages, including the CAREs Act, for the country but Epsilon has not and will not need to avail itself of them and as such, these programs have no effect on Epsilon’s financial statements.

2.    Basis of Preparation

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the appropriate rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. All adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been included. The interim financial information and notes hereto should be read in conjunction with the Company’s consolidated financial statements as of and for the years ended December 31, 2019 and 2018. The results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

reported amounts of revenues and expenses during the reporting period. The most significant estimates pertain to proved natural gas and oil reserves and related cash flow estimates used in impairment tests of natural gas and oil, and gathering system properties, asset retirement obligations, accrued natural gas and oil revenues and operating expenses, accrued gathering system revenues and operating expenses, as well as the valuation of commodity derivative instruments. Actual results could differ from those estimates.

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

In March 2020, the FASB issued ASU No. 2020-04 - Reference Rate Reform (Topic 848), codified as ASC 848 (“ASC 848”). The purpose of ASC 848 is to provide optional guidance to ease the potential effects on financial reporting of the market-wide migration away from Interbank Offered Rates (“IBORs”) to alternative reference rates. ASC 848 applies only to contracts, hedging relationships, and other transactions that reference a reference rate expected to be discontinued because of reference rate reform. The guidance may be applied upon issuance of ASC 848 through December 31, 2022. The Company is currently assessing the impact of adopting this new guidance.

In December 2019, the Financial Accounting Standards Board ( “FASB” ) issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (ASU 2016-02), which significantly changes accounting for leases by requiring that lessees recognize a right of use asset and a related lease liability representing the obligation to make lease payments, for all lease transactions with terms greater than one year. Additional disclosures about an entity’s lease transactions will also be required. ASU 2016-02 defines a lease as “a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration.” ASU 2016-02 is effective for the Company for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. In July, the FASB voted to extend the adoption date by one year for private and non-profit companies, and thus emerging growth companies as well. As an emerging growth company, Epsilon plans to defer adoption of ASU 2016-02 until the fiscal year beginning after December 15, 2021. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented in the financial statements using a modified retrospective approach. Epsilon is reviewing the provisions of ASU 2016-02 to determine the impact on its consolidated financial statements and related disclosures. Epsilon is evaluating the impact of the adoption of ASU 2016-02 on the financial statements.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

3. Cash,  Cash Equivalents, and Restricted Cash

Cash and cash equivalents include cash on hand and short term, highly liquid investments with original maturities of three months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value.

Restricted cash consists of amounts deposited to back bonds or letters of credit for potential well liabilities. The Company presents restricted cash with cash and cash equivalents in the Consolidated Statements of Cash Flows. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts in the Consolidated Statements of Cash Flows as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$15,410,599	$14,052,417
Restricted cash included in other assets	562,647	561,294
Cash, cash equivalents and restricted cash in the statement of cash flows	$15,973,246	$14,613,711

4.     Property and Equipment

The following table summarizes the Company’s property and equipment as at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	$131,965,089	$130,819,256
Unproved properties	21,109,490	21,047,512
Accumulated depletion, depreciation, amortization and impairment	(92,842,748)	(89,255,035)
Total oil and gas properties, net	60,231,831	62,611,733
Gathering system	41,525,671	41,445,225
Accumulated depletion, depreciation, amortization and impairment	(30,493,041)	(29,961,690)
Total gathering system, net	11,032,630	11,483,535
Land	375,314	375,314
Buildings and other property and equipment, net	352,302	211,879
Total property and equipment, net	$71,992,077	$74,682,461

Property Additions and Acquisitions

No acquisitions were made during the three months ended March 31, 2020. During the year ended December 31, 2019,  the Company acquired additional acres in the Anadarko Basin for $596,500.

Property Sale

In June 2019, the Company completed the first part of a sale of undeveloped, stranded leases in Pennsylvania. At that time, the Company received $1.0 million. The sale was completed in July 2019 with a final payment of $0.4 million for a total of $1.4 million received for the stranded leases.

Property Impairment

Epsilon performs a quantitative impairment test quarterly or whenever events or changes in circumstances indicate that an asset group's carrying amount may not be recoverable, over proved properties using the published NYMEX forward prices, timing, methods and other assumptions consistent with historical periods. When indicators of impairment

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

are present, tests require that the Company first compare expected future undiscounted cash flows by asset group to their respective carrying values. If the carrying amount exceeds the estimated undiscounted future cash flows, a reduction of the carrying amount of the natural gas properties to their estimated fair values is required, which is determined based on discounted cash flow techniques using significant assumptions including projected revenues, future commodity prices, and a market-specific weighted average cost of capital which are affected by expectations about future market and economic conditions.

During the three months ended March 31, 2020, Epsilon recognized certain indicators of impairments specific to our Oklahoma assets related to historically low oil and NGL prices and determined that the carrying value of those assets was not recoverable, based on the current indicators. As a result of this assessment, a $1.76 million impairment was assessed on the Company’s Oklahoma assets at March 31, 2020. No impairment was required as of December 31, 2019.

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

On January 7, 2019, the maturity date of the Credit Facility was extended to March 1, 2022 and the borrowing base was increased from $13.5 million to $23 million. The borrowing base is subject to twice per annum redetermination by the lenders based on, among other things, their evaluation of the Company’s natural gas reserves. Additionally, the Company is required to maintain acceptable commodity hedging agreements covering at least 25% of projected production of natural gas for the succeeding calendar year, along with the 50% for the current calendar year.

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

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The Company was in compliance with the financial covenants of the Credit Facility as of March 31, 2020 and December 31, 2019 and Epsilon expects to be in compliance with the financial covenants for the next 12 months.

A commitment fee of 0.50% is assessed quarterly on the daily average unused borrowing base on the Credit Facility.

	Balance at	Balance at
	March 31,	December 31,	Current	Interest Rate
	2020	2019	Borrowing Base	3 mo.
Revolving line of credit	$—	$—	$23,000,000	LIBOR + 2.75% (1)

(1)	At March 31, 2020, the weighted average interest rate was 4.2%.

6.    Shareholders’ Equity

(a)Authorized shares

The Company is authorized to issue an unlimited number of Common Shares with no par value and an unlimited number of Preferred Shares with no par value.

(b)Purchases of Equity Shares

Prior to moving the Company listing from the TSX to the NASDAQ, and prior to the purchase of the equity shares on the NASDAQ shown below, the Company purchased shares through a normal-course issuer bid (“NCIB”) program with the TSX, which expired February 28, 2019. On the TSX the Company repurchased and retired 57,100 shares of common stock through the year ended December 31, 2019. The repurchased stock had an average price of $4.26 per share. The average share price (converted to US$ using a rate of Cdn$1.33 to US$1) on the TSX from January 1, 2019 through the last day of trading on the TSX, March 15, 2019, was $4.22.

Commencing on May 20, 2019, the Company entered into a share repurchase program on the NASDAQ conducted in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934. The Company is authorized to repurchase up to 1,367,762 of its outstanding common shares, representing 5% of the outstanding common shares of Epsilon as of May 20, 2019, for an aggregate purchase price of not more than $5.0 million. The program will end on May 19, 2020 unless the maximum amount of common shares is purchased before then or Epsilon provides earlier notice of termination.

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

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table contains information about our acquisition of equity securities during the three months ended March 31, 2020:

			Total number	Maximum number
			of shares	of shares that
			purchased as	may yet be
	Total number	Average price	part of publicly	purchased under
	of shares	paid per	announced plans	the plans or
	purchased	share	or programs	programs
Beginning balance at May 20, 2019				1,367,762
Shares purchased thru December 31, 2019	696,096	$3.72
January 2020	102,051	$2.95
February 2020	261,519	$3.11
March 2020	124,459	$2.98
Total as of March 31, 2020	1,184,125	$3.44	1,184,125	183,637

(c)Stock Options

The Company maintains a stock option plan for directors, officers, employees and consultants of the Company and its subsidiaries.

Through March 31, 2020,  the Company had outstanding stock options covering 245,000 Common Shares at an overall average exercise price of $5.27 per Common Share to directors, officers, and employees of the Company and its subsidiaries. A maximum amount of 755,000 Common Shares is available for future issuances.

The following table summarizes stock option activity for the three months ended March 31, 2020 and the year ended December 31, 2019:

	Three months ended		Year ended
	March 31, 2020		December 31, 2019
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
Exercise price in US$	Outstanding	Price (1)	Outstanding	Price (1)
Balance at beginning of period	245,000	$5.27	290,750	$5.02
Exercised	—		(25,000)	2.17
Expired/Forfeited	—		(20,750)	5.37
Balance at period-end	245,000	$5.27	245,000	$5.27

Exercisable at period-end	245,000	$5.27	206,670	$5.32

(1)	Exercise price has been converted to US$ using the rate of Cdn$1.33 to US$1, the rate on March 15, 2019, the date Epsilon Energy, Ltd was delisted from the TSX.

At March 31, 2020, using the Black Scholes model, the Company had unrecognized stock based compensation,  of nil (at December 31, 2019:  $1,867 over 0.08 years). The aggregate intrinsic value at March 31, 2020 was nil (at December 31, 2019:  nil). For the three months ended March 31, 2020, $1,867 of stock compensation expense was recognized (for the three months ended March 31, 2019,  $6,301).

During the three months ended March 31, 2020 and the year ended December 31, 2019,  the Company awarded no stock options.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

For the three months ended March 31, 2020, no shares of Restricted Stock were awarded. For the year ended December 31, 2019,  184,500 common shares of Restricted Stock were awarded to the Company’s officers, employees, and board of directors. These shares vest over a three-year period, with one-third of the shares being issued per period on the anniversary of the award resolution. The vesting of the shares is contingent on the individuals’ continued employment or service. The Company determined the fair value of the granted Restricted Stock based on the market price of the common shares of the Company on the date of grant. Stock compensation expense for the granted Restricted Stock is recognized over the vesting period. Stock compensation expense recognized during the three months ended March 31, 2020 was $172,052 (for the three months ended March 31, 2019, $127,419).

At March 31, 2020, the Company had unrecognized stock based compensation related to these shares of $1,137,542 to be recognized over a weighted average period of 1.17 years (at December 31, 2019:  $1,309,594 over 1.34 years).

The following table summarizes Restricted Stock activity for the three months ended March 31, 2020, and the year ended December 31, 2019:

	Three months ended		Year ended
	March 31, 2020		December 31, 2019
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Remaining Life	Shares	Remaining Life
	Outstanding	(years)	Outstanding	(years)
Balance non-vested Restricted Stock at beginning of period	346,499	1.67	282,833	2.56
Granted	—	—	184,500	3.00
Vested	—	—	(106,834)	—
Forfeited	—	—	(14,000)	2.64
Balance non-vested Restricted Stock at end of period	346,499	1.42	346,499	1.67

7. Revenue Recognition

Revenues are comprised primarily of sales of natural gas along with the revenue generated from the Company’s ownership interest in the gas gathering system in the Auburn field in Northeastern Pennsylvania. Also included to a much lesser degree is natural gas, crude oil and NGLs from Oklahoma.

The following table details revenue for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
Operating revenue
Natural gas	$4,019,764	$5,434,935
Natural gas liquids	31,658	13,491
Oil and condensate	59,722	59,237
Gathering and compression fees	2,316,702	2,438,351
Total operating revenue	$6,427,846	$7,946,014

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Revenue is recorded in the month when contractual performance obligations are satisfied. However, settlement statements from the purchasers, and the related cash consideration are received within 30 days for natural gas, NGLs, oil, or condensate sold, and 60 days for gas gathering revenues. As a result, the Company must estimate the amount of production delivered to the customer and the consideration that will ultimately be received for sale of the natural gas, NGLs, oil, or condensate. Estimated revenue due to the Company is recorded within the receivables line item on the accompanying consolidated balance sheets until payment is received. The accounts receivable balances from contracts with customers within the accompanying balance sheets as of March 31, 2020 and December 31, 2019 were $2.0 million and $2.4 million, respectively.

The settlement statement from the operator of the Auburn GGS is received two months after transmission and compression has occurred. As a result, the Company must estimate the amount of production that was transmitted and compressed within the system. The accounts receivable balances from the operator of the Auburn GGS within the accompanying balance sheets as of March 31, 2020 and December 31, 2019 were $1.7 million and $1.9 million, respectively.

8.    Accumulated Other Comprehensive Income

Accumulated other comprehensive income (loss) includes certain transactions that have generally been reported in the condensed consolidated statements of changes in shareholders’ equity, including translation gains (losses) related to the convertible debentures that will remain frozen in accumulated other comprehensive income until such time Epsilon Energy Ltd. is liquidated. Activity within Accumulated other comprehensive income (loss) for the three months ended March 31, 2020 and 2019 consisted of the following:

	Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$9,810,478	$9,797,930
Translation gain (loss) other	(114)	10,792
Balance at end of period	$9,810,364	$9,808,722

9.  Income Taxes

Income tax provisions for the three months ended March 31, 2020 and 2019 are as follows:

	Three months ended March 31,
	2020	2019
Current:
Federal	$297,863	$—
State	96,896	—
Total current income tax expense	394,759	—
Deferred:
Federal	(131,081)	537,040
State	61,603	209,556
Total deferred tax expense (benefit)	(69,478)	746,596
Income tax expense	$325,281	$746,596

The Company files federal income tax returns in the United States and Canada, and various returns in state and local jurisdictions.

The Company believes it has appropriate support for the income tax positions taken and to be taken on our tax returns and that the accruals for tax liabilities are adequate for all open years based on our assessment of various factors including past experience and interpretations of tax law applied to the facts of each matter. The Company's tax returns are

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

open to audit under the statute of limitations for the years ending December 31, 2016 through December 31, 2019. To the extent we utilize net operating losses generated in earlier years, such earlier years may also be subject to audit.

Our effective tax rate will typically differ from the statutory federal rate primarily as a result of state income taxes and the valuation allowance against the Canadian net operating loss. The effective tax rate for the three months ended March 31, 2020 was slightly higher than the statutory federal rate as a result of the state income taxes and the valuation allowance against the Canadian net operating loss.

10.    Commitments and Contingencies

The Company’s future minimum lease commitments as of March 31, 2020 are summarized in the following table:

Year ended
December 31,	Payments
2020	75,441
2021	103,693
2022	107,419
2023	18,007
$304,560

The Company enters into commitments for capital expenditures in advance of the expenditures being made. As of March 31, 2020, the Company had commitments of $3.15 million for capital expenditures.

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

The net income used in the calculation of basic and diluted net income per share is as follows:

	Three months ended March 31,
	2020	2019
Net income available to shareholders	$310,299	$1,373,676

In calculating the net income per share, basic and diluted, the following weighted-average shares were used:

	Three months ended March 31,
	2020	2019
Basic weighted-average number of shares outstanding	26,565,084	27,392,755
Dilutive stock options	—	12,204
Unvested restricted shares granted	—	3,415
Diluted weighted average shares outstanding	26,565,084	27,408,374

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The Company excluded the following shares from the diluted EPS because their inclusion would have been anti-dilutive.

	Three months ended March 31,
	2020	2019
Anti-dilutive options	245,000	267,796
Anti-dilutive unvested restricted shares	346,499	279,418
Total Anti-dilutive shares	591,499	547,214

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

The Company’s reportable segments are as follows:

a.	The Upstream segment activities include acquisition, development and production of oil, natural gas, and other liquid reserves on properties within the United States;
b.	The Gas Gathering segment partners with two other companies to operate a natural gas gathering system; and
c.	The Canada segment activities include corporate listing and governance functions of the Company.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Segment activity as of, and for the three months ended March 31, 2020 and 2019 is as follows:

	Upstream		Gas Gathering	Corporate		Elimination	Consolidated
As of and for the three months ended March 31, 2020
Operating revenue
Natural gas	$4,019,764		$—	$—		$—	$4,019,764
Natural gas liquids	31,658		—	—		—	31,658
Oil and condensate	59,722		—	—		—	59,722
Gathering and compression fees	—		2,736,138	—		(419,436)	2,316,702
Total operating revenue	$4,111,144	(1)	$2,736,138	$—		$(419,436)	6,427,846

Net earnings for the period	$(1,580,897)		$1,686,193	$205,003	(3)	$—	$310,299
Operating costs	2,047,767		517,214	—		(419,436)	2,145,545
Development geological and geophysical expenses	2,629		—	—		—	2,629
Depletion, deprec., amortization and accretion	1,881,645		532,731	—		—	2,414,376
Impairment	1,760,000		—	—		—	1,760,000

Segment assets	$80,725,283		$14,907,581	$71,626		$—	$95,704,490
Capital expenditures(2)	1,349,514		80,446	—		—	1,429,960
Proved properties	39,122,341		—	—		—	39,122,341
Unproved properties	21,109,490		—	—		—	21,109,490
Gathering system	—		11,032,630	—		—	11,032,630
Other property and equipment	727,616		—	—		—	727,616

As of and for the three months ended March 31, 2019
Operating revenue
Natural gas	$5,434,935		$—	$—		$—	$5,434,935
Natural gas liquids	13,491		—	—		—	13,491
Oil and condensate	59,237		—	—		—	59,237
Gathering and compression fees	—		2,701,244	—		(262,893)	2,438,351
Total operating revenue	$5,507,663	(1)	$2,701,244	$—		$(262,893)	7,946,014

Net earnings for the period	$2,435,906		$1,653,297	$(2,715,527)	(3)	$—	$1,373,676
Operating costs	1,718,293		575,680	—		(262,893)	2,031,080
Depletion, deprec., amortization and accretion	1,353,464		472,267	—		—	1,825,731

Segment assets	$75,381,033		$14,813,978	$194,166		$—	$90,389,178
Capital expenditures(2)	2,186,828		25,109	—		—	2,211,937
Proved properties	35,048,675		—	—		—	35,048,675
Unproved properties	20,357,273		—	—		—	20,357,273
Gathering system	—		12,456,159	—		—	12,456,159

(1)

Segment operating revenue represents revenues generated from the operations of the segment. Inter-segment sales during the three months ended March 31, 2020 and 2019 have been eliminated upon consolidation. For the three months ended March 31, 2020, Epsilon sold natural gas to 16 unique customers. The three customers over 10% comprised 62%,  13% and 12% of total revenue. For the three months ended March 31, 2019, Epsilon sold natural gas to 20 unique customers. The two customers over 10% comprised 53% and 34% of total revenue.

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

Inherent in the Company’s fixed price contracts, are certain business risks, including market risk and credit risk. Market risk is the risk that the price of natural gas and oil will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the Company’s counterparty to a contract. The Company does not currently require collateral from any of its counterparties nor does its counterparties require collateral from the Company.

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

Epsilon has historically elected not to designate any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for these financial commodity derivative contracts using the mark-to-market accounting method. Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as gain (loss) on derivative contracts on the condensed consolidated statements of operations and comprehensive income. The related cash flow impact is reflected in cash flows from operating activities. During the three months ended March 31, 2020, Epsilon recognized gains on commodity derivative contracts of $1,721,018. This amount included cash received on settlements of these contracts of $1,345,942. For the three months ended March 31, 2019, Epsilon recognized losses on financial commodity derivative contracts of $510,754. This amount included cash paid on settlements of these contracts of $184,244.

Commodity Derivative Contracts

Presented below is a summary of Epsilon’s natural gas price and basis swap contracts as of March 31, 2020.

		Weighted Average Price ($/MMbtu)		Fair Value
	Volume		Basis	March 31,
Derivative Type	(MMbtu)	Swaps	Differential	2020
2021
Fixed price swap	3,062,500	$2.73	$—	2,134,184
Basis swap	4,902,500	$—	$(0.46)	240,694
				$2,374,878

As of March 31, 2020 and 2019, all of the Company’s economic derivative hedge positions were with large financial institutions, which are not known to the Company to be in default on their derivative positions. The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties. None of the Company’s derivative instruments contains credit-risk related contingent features. Derivatives are net on the balance sheet as they are subject to the right to offset the liabilities with the assets.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following tables summarize the gross fair values of our derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on our condensed consolidated balance sheets as of the dates indicated below:

	Fair Value of Derivative Assets
	March 31,	March 31,
	2020	2019
Current
Basis swap	$342,998	$34,781
Fixed price swap	2,134,184	260,239
Long-term
Basis swap	—	67,677
Fixed price swap	—	225,619
	$2,477,182	$588,316

	Fair Value of Derivative Liabilities
	March 31,	March 31,
	2020	2019
Current
Basis swap	$(102,304)	$(620,143)
Fixed price swap	—	(488,838)
Long-term
Basis swap	—	(76,138)
Fixed price swap	—	(26,730)
	$(102,304)	$(1,211,849)

Net Fair Value of Derivatives	$2,374,878	$(623,533)

The following table presents the changes in the fair value of Epsilon’s commodity derivatives for the periods indicated:

	Three months ended March 31,
	2020	2019
Fair value of asset (liability), beginning of year	$1,999,802	$(297,023)
Gains (losses) on derivative contracts included in earnings	1,721,018	(510,754)
Settlement of commodity derivative contracts	(1,345,942)	184,244
Fair value of asset (liability), end of year	$2,374,878	$(623,533)

14.    Asset Retirement Obligations

Asset retirement obligations were estimated by management based on Epsilon’s net ownership interest in all wells and the gathering system, estimated costs to reclaim and abandon such assets and the estimated timing of the costs to be incurred in future periods.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following tables summarize the changes in asset retirement obligations for the periods indicated:

	Three Months Ended	Year ended
	March 31,	December 31,
	2020	2019
Balance beginning of period	$2,909,855	$1,625,154
Liabilities from drilling of new wells	1,756	16,163
Change in estimates	2,181	1,153,740
Accretion	50,094	114,798
Balance end of period	$2,963,886	$2,909,855

15.    Fair Value Measurements

The methodologies used to determine the fair value of our financial assets and liabilities at March 31, 2020 were the same as those used at December 31, 2019.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of trends and significant changes in or results of operations and the financial condition of Epsilon Energy Ltd. and its subsidiaries for the periods presented. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto presented in this report, including the unaudited condensed consolidated financial statements as of March 31, 2020 and 2019 and for the three months then ended together with accompanying notes, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Actual results and the timing of events may differ materially from those contained in these forward- looking statements due to a number of factors. See “Part II. Item 1A. Risk Factors” and “Forward-Looking Statements.”

Overview

Epsilon Energy Ltd. (the “Company”) is a North American onshore focused independent natural gas and oil company engaged in the acquisition, development, gathering and production of natural gas and oil reserves. Our primary areas of operation are Pennsylvania and Oklahoma. Our assets are concentrated in areas with known hydrocarbon resources, which are conducive to multi well, repeatable drilling programs.

Substantially all of the production from our Pennsylvania acreage (4,130 net) is dedicated to the Auburn Gas Gathering System, or the Auburn GGS, located in Susquehanna County, Pennsylvania for a 15 year term expiring in 2026 under an operating agreement whereby the Auburn GGS owners receive a fixed percentage rate of return on the total capital invested in the construction of the system. Epsilon owns a 35% interest in the system which is operated by a subsidiary of Williams Partners, LP. In the three months ended March 31, 2020,  Epsilon paid $0.42 million to the Auburn GGS to gather and treat our 2.7 Bcf of natural gas production in Pennsylvania ($0.26 million to the Auburn GGS to gather and treat our 1.8 Bcf of natural gas in the three months ended March 31, 2019).

Epsilon realized  net income of $0.3 million during the three months ended March 31, 2020 as compared to net income of $1.4 million for the three months ended March 31, 2019.

Our common shares trade on the NASDAQ Global Market under the ticker symbol “EPSN.”

Business Strategy

Our business strategy is to manage the cash flow generated from our producing leasehold and midstream assets in a manner where the risked capital allocation provides attractive rates of return. Our remaining inventory of drillable locations within existing leasehold is sufficient to maintain this cash flow for several years at capital expenditure levels well within the yearly free cash flow generated from these assets. In addition, the Company seeks to identify attractive onshore natural gas and oil properties in the United States, to acquire a leasehold interest and to develop the leasehold interest with the goal of deploying capital at attractive rates.

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

The operating environment remains challenging in Northeast Pennsylvania. In the Marcellus, the Company implemented a number of initiatives to enhance the value of our core assets in the Marcellus including a comprehensive review of well spacing and completion productivity for both the Lower and Upper Marcellus, and Epsilon is working with our well operators to increase operating efficiency. In addition, Epsilon continues to work closely with our gathering system partners in order to enhance operational safety and to preserve and grow the long-term value of our gathering system assets.

The major producers in the Appalachian region are under tremendous pressure from capital markets to demonstrate capital discipline and control costs. Several major producers have announced reduced capital programs to balance the supply-demand for the commodity. Accordingly, the Company expects local production to decline modestly throughout the second half of 2020. The Company cannot, however, predict the duration of the current global market conditions that may lead to a global recession and its impact on oil and gas demand and commodity prices. Our target is to maintain our current production level or grow modestly, but only if natural gas prices improve and the capital deployed can achieve our internal rate of return.

In the longer term, Epsilon believes natural gas prices will become more constructive due to a moderating of supply and incremental demand from LNG exports, exports to Mexico and further coal to gas switching for domestic electrical power generation. Specifically, LNG export capacity is expected to more than double from the current ~ 8.5 Bcf/d to 17 Bcf/d by 2024 based only on facilities currently commissioning or under construction.

In the Northwest STACK, the Company chooses to not deploy capital due to depressed natural gas liquids and natural gas pricing. However, the leases are held by production which provides a long-term right to develop additional sales when commodity prices appear attractive. In the interim, the Company intends to monitor development activities from offset operators in our area very closely in an effort to further appraise our leasehold interest without risking capital.

Recent Developments

On March 11, 2020, the World Health Organization characterized the global outbreak of the novel strain of coronavirus, COVID-19, as a “pandemic.” To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines, causing some businesses to suspend operations and a reduction in demand for many products from direct or ultimate customers. Such actions have resulted in a swift and unprecedented reduction in international and U.S. economic activity which, in turn, has adversely affected the demand for oil and natural gas and caused significant volatility and disruption of the financial markets.

Epsilon is closely monitoring the current and potential impacts of COVID-19 on all aspects of our business and geographies, including how it has impacted, and may in the future impact our operations, financial results, liquidity, contractors, customers, employees and vendors. The Company continue to monitor a number of factors that may cause actual results of operations to differ from our historical results or current expectations. Mentioned above, these factors include: the impact of the COVID-19 pandemic and the related economic downturn, the historically low natural gas liquids prices, and ramifications of the crude oil price war between the Organization of Petroleum Exporting Countries ("OPEC") /Saudi Arabia and Russia that occurred in March. While OPEC agreed in April to cut production, downward pressure on prices has continued and could continue for the foreseeable future, particularly given concerns over available storage capacity for refined products such as crude, and refinery inputs including condensate and NGL’s. These and other factors could affect the Company’s oil and gas properties, operations, earnings and cash flows for some period and could cause such results to not be comparable to those of the same period in previous years. Commodity prices are expected to continue to be volatile as a result of the changes in oil and natural gas production, inventories and demand, as well as national and international economic pressure. The Company cannot predict when prices will improve and stabilize. The results presented in this Form 10-Q are not necessarily indicative of future operating results.

While Epsilon did not incur significant disruptions to operations during the three months ended March 31, 2020 as a result of the COVID-19 pandemic, the Company did recognize an impairment on its legacy Oklahoma producing assets due to the historically low commodity prices. Additionally, the Company is unable to predict the impact that the COVID-19 pandemic will have on us, including our financial position, operating results, liquidity and ability to obtain financing in future reporting periods, due to numerous uncertainties. These uncertainties include the severity of the virus, the duration of the outbreak, governmental or other actions taken to combat the virus (which could include limitations on our operations or the operations of our customers and vendors), and the effect that the COVID-19 pandemic and the current oil price wars have on the demand for natural gas and natural gas liquids. The situation surrounding COVID-19 remains fluid and unpredictable, and Epsilon is actively managing our response and assessing potential impacts to our financial position and operating results, as well as any adverse developments that could impact our business. However, at this point, Epsilon does not anticipate any prolonged negative financial consequences to our financial position. Epsilon has no debt and has $15 million of cash on hand to fund planned operating activities and to potentially weather a prolonged depressed economic environment.

   The federal government has passed a series of relief and stimulus packages, including the CAREs Act, for the country but Epsilon has not and will not need to avail itself of them and as such, these programs have no effect on Epsilon’s financial statements.

Epsilon has also taken, and is continuing to take, proactive steps to manage any disruption in our business caused by COVID-19. For instance, the Company was an early adopter in employing a work-from-home system, even before any government mandate on non-essential businesses was enacted. Epsilon increased its technology platform, infrastructure and security to allow for a work-from-home environment ahead of the actual need, and therefore, once the hypothetical became a reality, the Company believes it was ahead of many companies in this respect. Epsilon has also deployed additional layered safety protocols at our office in order to keep our employees safe and to keep our operations running without material disruption.

Three Months ended March 31, 2020 Highlights

Operational Highlights

Marcellus Shale – Pennsylvania

•During the three months ended March 31, 2020, Epsilon’s realized natural gas price was $1.46 per Mcf, a 51%  decrease over the three months ended March 31, 2019.

•Total three months ended March 31, 2020 natural gas production of 2.67 Bcf, as compared to 1.78 Bcf during the same period in 2019.

•Marcellus working interest (WI) gas averaged 33.79 MMcf/d for the three months ended March 31, 2020.

•Gathered and delivered 23.3 Bcf gross (8.1 Bcf net to Epsilon’s interest) during the three months ended March 31, 2020 through the Auburn System which represents approximately 77% of maximum throughput.

Anadarko, NW Stack Trend – Oklahoma

•During the three months ended March 31, 2020, Epsilon’s realized price for all Oklahoma production was $2.75 per Mcfe, a 30.0% decrease over the three months ended March 31, 2019.

•Total production for the three months ended March 31, 2020 included natural gas, oil, and associated liquids and was 0.070 Bcfe, a 17.0% increase over the same period in 2019.

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

Additionally, Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. Epsilon has included Adjusted EBITDA as a supplemental disclosure because its management believes that EBITDA provides useful information regarding its ability to service debt and to fund capital expenditures. It further provides investors a helpful measure for comparing operating performance on a "normalized" or recurring basis with the performance of other companies, without giving effect to certain non-cash expenses and other items. This provides management, investors and analysts with comparative information for evaluating the Company in relation to other natural gas and oil companies providing corresponding non-U.S. GAAP financial measures or that have different financing and capital structures or tax rates. These non-U.S. GAAP financial measures should be considered in addition to, but not as a substitute for, measures for financial performance prepared in accordance with U.S. GAAP. The table below sets forth a reconciliation of net income to Adjusted EBITDA for the three months ended March 31, 2020 and 2019, which is the most directly comparable measure of financial performance calculated under U.S. GAAP and should be reviewed carefully.

	Three months ended March 31,
	2020	2019
Net income	$310,299	$1,373,676
Add Back:
Net interest (income) expense	6,477	(15,082)
Income tax expense	325,281	746,596
Depreciation, depletion, amortization, and accretion	2,414,376	1,825,731
Impairment expense	1,760,000	—
Stock based compensation expense	173,919	133,720
(Gain) loss on derivative contracts net of cash received or paid on settlement	(375,076)	326,510
Foreign currency translation (gain) loss	2,225	(23)
Adjusted EBITDA	$4,617,501	$4,391,128

Results of Operations

Net Operating Revenues

During the three months ended March 31, 2020 revenues decreased $1.5 million, or 19.1%, to $6.4 million from $7.9 million during the same period of 2019.

Revenue and volume statistics for the three months ended March 31, 2020 and 2019 were as follows:

	Three months ended
	March 31,
	2020	2019
Revenues
Natural gas revenue	$4,019,764	$5,434,935
Volume (MMcf)	2,727	1,823
Avg. Price ($/Mcf)	$1.47	$2.98
PA Exit Rate (MMcfpd)	33.1	24.6
Oil and other liquids revenue	$91,380	$72,728
Volume (MBO)	3.1	3.1
Avg. Price ($/Bbl)	$29.22	$23.81
Gathering system revenue	$2,316,702	$2,438,351
Total Revenues	$6,427,846	$7,946,014

We earn gathering system revenue as a 35% owner of the Auburn Gas Gathering system. This revenue consists of fees paid by Anchor Shippers  (parties listed in Anchor Shipper Gas Gathering Agreement for Northern Pennsylvania, including Epsilon Midstream, LLC)  and third-party customers of the system to transport gas from the wellhead to the compression facility, and then to the delivery meter at the Tennessee Gas Pipeline. For the three months ended March 31, 2020, approximately 87% of the Auburn GGS revenues earned were gathering fees, while 13%  were  compression fees. Gathering revenues from third-party customers represented approximately 11% of revenues and third-party compression revenues represented 5% of revenues. For the three months ended March 31, 2019, approximately 85% of the Auburn GGS revenues earned were gathering fees, while 15% were compression fees. Gathering revenues from third-party customers represented approximately 18% of revenues and third-party compression revenues represented 7% of revenues.

Revenues derived from Epsilon’s production which have been eliminated from gathering system revenues amounted to $0.42 million for the three months ended March 31, 2020 and $0.26 million for the three months ended March 31, 2019.

Upstream natural gas revenue for the three months ended March 31, 2020 decreased by $1.4 million, or 26%, over the same period in 2019. This was a result of lower natural gas prices; however, this was offset by higher volumes being produced.

The Company’s share of gathering system revenue remained generally consistent, decreasing by only $0.1 million, or 5.0%, during the three months ended March 31, 2020 over the same period in 2019. However, total upstream gathering fees increased due to increased production from Epsilon, which resulted in an increase in the amount of revenues eliminated from the consolidated operating statements. This increased elimination entry resulted in a net decrease in gathering system revenue to Epsilon. The Auburn GGS is subject to a cost of service model, whereby the Anchor Shippers dedicate acreage and reserves to the Auburn GGS. In exchange for this dedication, the owners of the Auburn system agree to a fixed rate of return on capital invested which cannot be exceeded. Therefore, rather than being subject to a fixed gathering rate, the Shippers are subject to a fluctuating gathering rate which is re determined annually in order to produce the contractual return on capital to the Auburn GGS owners. The term of the model is fixed from 2012 to 2026. Each year, actual throughput, revenue, operating expenses and capital are captured in the model, and the remaining years are forecasted. The model then iterates for a gathering rate that yields the contractual rate of return. All else being equal, to the extent that throughput is higher or capital is lower than the preceding year’s forecast, the gathering rate will decline.

Operating Costs

The following table presents total cost and cost per unit of production (Mcfe), including ad valorem, severance, and production taxes for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Lease operating costs	$2,047,767	$1,718,293
Gathering system operating costs	97,778	312,787
	$2,145,545	$2,031,080

Upstream operating costs—Total $/Mcfe	0.75	0.93
Gathering system operating costs $ / Mcf	0.04	0.11

Upstream operating costs consist of lease operating expenses necessary to extract natural gas and oil, including gathering and treating the natural gas and oil to ready it for sale.

Gathering system operating costs consist primarily of rental payments for the natural gas fueled compression units. Other significant gathering system operating costs include chemicals (to prevent corrosion and to reduce water vapor in the gas stream), saltwater disposal, measurement equipment / calibration and general project management. The gathering system operating costs and the associated $/Mcf reported include the effects of elimination entries to remove the gas gathering fees billed by the gas gathering system operator to Epsilon’s upstream operations, and the volume associated with those fees. The elimination entries amounted to $0.42 million and $0.26 million for the three months ended March 31, 2020 and 2019, respectively (see Note 12,  ‘‘Operating Segments,’’ of the Notes to Unaudited Condensed Consolidated Financial Statements).

Upstream operating costs for the three months ended March 31, 2020 increased  $0.3 million, or 19.2%, from the same period in 2019. The increase in total cost was due to the increase in volumes produced and the cost of operating four new wells that went online in October of 2019. Gathering system costs for the three months ended March 31, 2020 decreased $0.2 million over the same period in 2019. The Company’s share of total gathering system costs remained consistent; however, due to increased production from Epsilon the resulting increase in the elimination entry in costs eliminated from the consolidated operating statements resulted in the large decrease in gathering system operating costs reported, and a very low cost per Mcf.

Depletion, Depreciation, Amortization and Accretion (“DD&A”)

	Three months ended March 31,
	2020	2019
Depletion, depreciation, amortization and accretion	$2,414,376	$1,825,731

Natural gas and oil and gathering system assets are depleted and depreciated using the units of production method aggregating properties on a field basis. For leasehold acquisition costs and the cost to acquire proved and unproved properties, the reserve base used to calculate depreciation and depletion is total proved reserves. At this time, the Company has only minimal leasehold acquisition costs, and only in Oklahoma. For natural gas and oil development and gathering system costs, the reserve base used to calculate depletion and depreciation is proved developed reserves. A reserve report is prepared as of December 31, each year. The depletion for the first three quarters of the next year is normally based on the reserve report prepared at the end of the previous year, taking into consideration the limited development of the reserves over these time periods. The fourth quarter depletion is calculated using the reserve volumes from the reserve report prepared as of December 31 of the current year. However, for the three months ended March 31, 2020, due to the historically low commodity prices, the December 31, 2019 reserves report volumes were updated based on relevant March 31, 2020 prices and the depletion and depreciation were calculated using the lower volumes due to the lower prices because of the COVID-19 pandemic.

Depreciation expense includes primarily amounts pertaining to our office furniture and fixtures, leasehold improvements, and computer hardware. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 7 years. Also included in depreciation expense is an amount pertaining to buildings owned by the Company. Depreciation for the buildings is calculated using the straight-line method over an estimated useful life of 30 years.

Accretion expense is related to the asset retirement obligations.

As discussed above, DD&A expense for the first three quarters is calculated based on the reserve report from the prior year. DD&A expense increased $0.6 million, or 32% for the three months ended March 31, 2020 compared to the same period in 2019 mainly due to the addition of four new wells which resulted in increased production volumes.

Impairment

	Three months ended March 31,
	2020	2019
Impairment	$1,760,000	$—

Epsilon performs a quantitative impairment test quarterly or whenever events or changes in circumstances indicate that an asset group's carrying amount may not be recoverable, over proved properties using the published NYMEX forward prices, timing, methods and other assumptions consistent with historical periods. When indicators of impairment are present, tests require that the Company first compare expected future undiscounted cash flows by asset group to their respective carrying values. If the carrying amount exceeds the estimated undiscounted future cash flows, a reduction of the carrying amount of the natural gas properties to their estimated fair values is required.

During the three months ended March 31, 2020, the Company recognized certain indicators of impairments specific to our Oklahoma assets and determined that carrying value of those assets was not recoverable based on the current indicators. As a result of this assessment, a $1.76 million impairment was assessed on the Company’s Oklahoma assets at March 31, 2020. No impairment was required as of March 31, 2019.

General and Administrative

	Three months ended March 31,
	2020	2019
General and administrative	$1,182,032	$1,473,282

G&A expenses consist of general corporate expenses such as compensation, legal, accounting and professional fees, consulting services, travel and other related corporate costs such as stock options and restricted stock granted and the related non-cash compensation.

G&A expenses decreased by $0.3 million, or 19.8%, during the three months ended March 31, 2020 compared to the same period in 2019,  mainly due to decreased costs required during the process of delisting from the TSX and listing on the NASDAQ.

Interest Expense

	Three months ended March 31,
	2020	2019
Interest expense	$28,006	$27,609

Interest expense relates to the commitment fees paid on the revolving line of credit.

Interest expense remained consistent during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Interest expense for the periods consists primarily of commitment fees as Epsilon did not access our line of credit during this time.

Gain (Loss) on Derivative  Contracts

	Three months ended March 31,
	2020	2019
Gain (loss) on derivative contracts	$1,721,018	$(510,754)

For the three months ended March 31, 2020 and 2019,  Epsilon entered into fixed price swap and basis swap derivative contracts. During the three months ended March 31, 2020 we received net cash settlements of $1,345,942 and during the three months ended March 31, 2019 Epsilon paid $184,244 on the settlement of contracts.

The realized losses during the three months ended March 31, 2019 were entirely due to basis swaps that settled out-of-the-money as regional prices moved higher throughout the quarter, offset by modest gains in NYMEX HH swaps. At March 31, 2019, the unrealized losses in the derivative contracts were almost entirely attributable to out-of-the-money basis swaps. In January, February, March, April and October of 2019, the Company added Henry Hub (1.575 Bcf) and basis swaps (1.575 Bcf) with expirations during the three months ended March 31, 2020. NYMEX HH prices generally declined throughout the three months ended March 31, 2020 resulting in large realized gains.

Furthermore, by March 31, 2020, substantially all of the gains in the unsettled contracts held were due to in-the-money NYMEX HH swaps. These NYMEX HH swaps (3.063 Bcf) and basis swaps (4.903 Bcf) were added to the hedge portfolio throughout year ended December 31, 2019 and in January 2020.

Other Income (Expense)

	Three months ended March 31,
	2020	2019
Interest income and other income (expense)	$19,304	$42,714

For the three months ended March 31, 2020 and 2019 other income consisted primarily of interest income.

Capital Resources and Liquidity

Cash Flow

The primary source of cash for Epsilon during the three months ended March 31, 2020 and 2019 was funds generated from operations. In addition to operations, the primary uses of cash for the three months ended March 31, 2020 were development of natural gas properties, and the repurchase of shares of common stock. For the three months ended March 31, 2019 cash was used for income tax pre-payments, and acquisitions and development of oil and gas properties.

At March 31, 2020, we had a working capital surplus of $16.6 million, an increase of $1.70 million over the $14.9 million surplus at December 31,  2019. The surplus increased over the last year because of the cash that is continually being generated by operations and cash received from the settlement of derivative contracts. The Company anticipates its current cash balance, cash flows from operations, and available sources of liquidity to be sufficient to meet its cash requirements. However, as the impact of recent declines in worldwide crude oil and natural gas prices and the impact of COVID-19 on the economy evolves, Epsilon will continue to assess its liquidity needs. In the event of a sustained market deterioration, the Company may need additional liquidity, which would require it to evaluate available alternatives and take appropriate actions.

Three months ended March 31, 2020 compared to 2019

During the three months ended March 31, 2020, $5.2 million was provided by the Company’s operating activities, compared to $3.9 million provided during the same period in 2019, a $1.3 million, and 32.3%  increase.  The increase was mainly due to cash received on the settlement of derivative contracts and a decrease in spending and thereby reducing payable balances.

The Company used $2.4 million of cash for investing activities during the three months ended March 31, 2020. This was spent primarily on leasehold and development costs targeting increasing production in Pennsylvania. For the three months ended March 31, 2019,  the Company used  $1.5 million, mainly on leasehold costs in Oklahoma and Pennsylvania, and the acquisition of unproved properties in Oklahoma.

The $1.5 million and $0.2 million of cash used for financing activity during the three months ended March 31, 2020 and 2019, respectively, was related to the repurchase of common shares of the Company.

Credit Agreement

In addition, the Company has a senior secured credit facility which includes a total commitment of up to $100 million. The current effective borrowing base is $23 million, which is subject to semi-annual redetermination. There are currently no borrowings under the facility. If Epsilon decided to access the facility, depending on the level of borrowing, the Company might need to increase its hedging activity. Borrowings from the Facility may be used for the acquisition and development of oil and gas properties, investments in cash flow generating assets complimentary to the production of oil and gas, and for letters of credit and other general corporate purposes. Upon each advance, interest is charged at the highest of a) rate of LIBOR plus an applicable margin (2.75%-3.75% based on the percent of the line of credit utilized), b) the Prime Rate, or c) the sum of the Federal Funds Rate plus 0.5%. Effective January 7, 2019 the agreement was amended to extend the maturity date to March 1, 2022.

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

Epsilon was in compliance with the financial covenants of the agreement as of March 31, 2020 and December 31, 2019 and expect to be in compliance for the next 12 months. We expect to remain in compliance as we currently have no borrowings under the facility and funded all operations for 2019 out of operating cash flow and cash on hand and expect to continue to do so through 2020.

	Balance at	Balance at
	March 31,	December 31,	Borrowing Base	Interest
	2020	2019	March 31, 2020	Rate
Revolving line of credit	$—	$—	$23,000,000	3 mo. LIBOR + 2.75%

Available borrowing capacity under the credit agreement is $23 million was reaffirmed on February 11, 2020.

Repurchase Transactions

Since May 20, 2019, Epsilon has conducted a normal course issuer bid (“NCIB”) to repurchase our issued and outstanding common shares, when doing so has been accretive to management's estimates of intrinsic value per share. The NCIB will end on May 19, 2020. Since the commencement of the NCIB on May 20, 2019, Epsilon has strengthened its financial position and overhead costs. With sufficient cash flow from operations, it used discretionary cash to fund these repurchases. Since May 20, 2019, Epsilon has repurchased 1,353,410 common shares of the authorized 1,367,762 purchase amount. During the three months ended March 31, 2020, the Company spent $1,499,586 under the NCIB. For the three months ended March 31, 2019, Epsilon spent $248,381 to repurchase common shares.

Derivative Transactions

The Company has entered into hedging arrangements to reduce the impact of natural gas price volatility on operations. By removing the price volatility from a significant portion of natural gas production, the potential effects of changing prices on operating cash flows have been mitigated, but not eliminated. While mitigating the negative effects of falling commodity prices, these derivative contracts also limit the benefits we might otherwise receive from increases in commodity prices.

At March 31, 2020, Epsilon’s outstanding natural gas commodity swap contracts consisted of the following:

		Weighted Average Price ($/MMbtu)
	Volume		Basis	Fair Value of Asset
Derivative Type	(MMbtu)	Swaps	Differential	March 31, 2020
2020
Fixed price swap	3,062,500	$2.73	$—	2,134,184
Basis swap	4,902,500	$—	$(0.46)	240,694
	7,965,000			$2,374,878

Contractual Obligations

The following table summarizes Epsilon’s contractual obligations at March 31, 2020:

	Payments Due by Period
		Less than	1 – 3	Greater than
	Total	1 Year	Years	3 Years
Derivative liabilities(1)	102,304	102,304	—	—
Asset retirement obligation, undiscounted	8,925,484	1,608,499	—	7,316,985
Capital expenditure commitments	3,149,153	1,284,571	1,864,582	—
Operating leases	304,560	75,441	211,112	18,007
Total future commitments	$12,481,501	$3,070,815	$2,075,694	$7,334,992

________________________

(1)	The liability balance shown represents the gross mark-to-market liability balance of derivative contracts before being offset by contracts in an asset position.

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

Off-Balance Sheet Arrangements

As of March 31, 2020,  the Company had no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flow are significantly affected by changes in the market price of commodities. The prices of natural gas and oil can fluctuate widely and are influenced by numerous factors such as demand, production levels, world political and economic events, and the strength of the US dollar relative to other currencies. Should the price of natural gas and oil decline substantially, the value of our assets could fall dramatically, impacting our future operations and exploration and development activities, along with our gas gathering system revenues. In addition, our operations are exposed to market risks in the ordinary course of our business, including interest rate and certain exposure as well as risks relating to changes in the general economic conditions in the United States.

Gathering System Revenue Risk

The Auburn Gas Gathering System lies within the Marcellus Basin with historically high levels of recoverable reserves and low cost of production. We believe that a short-term low commodity price environment will not significantly impact the reserves produced and thus the revenue of our gas gathering system.

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

At March 31, 2020 and 2019, the outstanding principal balance under the credit agreement was nil.

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

Based upon such evaluation, we have concluded that as of March 31, 2020 our disclosure controls and procedures were not effective as of such date as a result of a material weakness in our internal control over financial reporting related to the preparation of our oil and gas properties impairment calculation in accordance with the relevant accounting literature and the related review control as of March 31, 2020.

The effect of the error that resulted from the material weakness discussed above was corrected as part of the 10-Q reporting process, and management has concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management’s Remediation Plan

Our management is in the process of developing its remediation plan to address the material weakness identified in the first quarter of 2020, which we expect to include incremental training and additional accounting research subscriptions.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a- 15(f) and 15d- 15(f) of the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that of limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, the risk.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently involved in any litigation.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019, other than the following:

The COVID-19 pandemic and recent developments in the global crude oil markets have had, and may continue to have, material adverse consequences for the global economy, which have impacted our planned operational activities, and may have a material adverse impact on our financial condition, results of operations and cash flows.

The responses of governmental authorities and companies across the world to reduce the spread of the COVID-19 pandemic have significantly reduced global economic activity. Various containment measures, which have included business closures, work stoppages, shuttering of public spaces and events and/or severe restrictions of global and regional travel, among others, while aiding in the prevention of further spread of the virus, have resulted in the slowing of economic growth, reduced demand for crude oil and natural gas and the disruption of global manufacturing supply chains. The longevity and severity of the impact of COVID-19 on the oil and gas industry, including the reduced demand for crude oil and natural gas commodities and its resulting impact on commodity prices, may continue until a vaccine or alternative treatment is made widely available across the globe. We are unable to predict when, and if, an effective vaccine for COVID-19 will become available.

Additionally, in March 2020, OPEC and non-OPEC producers failed to agree to production cuts, causing a significant drop in crude oil prices. Also, Saudi Arabia recently reduced its export prices to certain markets, while increasing its prices in others. Subsequently, in April 2020, members of OPEC and certain non-OPEC producers agreed to production cuts through first quarter 2022. While these production cuts are expected to reduce excess global crude oil inventories in 2021, they are unlikely to be sufficient to offset the sharp demand decreases caused by COVID-19 in the near-term.

Collectively, these factors have contributed to significant negative global economic impacts, including a significant drop in demand for hydrocarbon products, potentially causing the US and other global economies to fall into a recession that could extend throughout 2020 and beyond. A recession could likely extend the time for the current crude oil markets to absorb excess supplies, resulting in suppressed crude oil prices for a number of future quarters.

Our profitability could be significantly affected by this decreased demand and lower commodity price environment. The decline in commodity prices and our future estimated production levels could lead to additional material impairments of our long-lived assets, intangible assets, equity method investments and right-of-use assets. It is likely additional impairments could be triggered if the COVID-19 pandemic leads to a continued and sustained reduction in global economic activity and demand for energy.

The COVID-19 pandemic could potentially further impact our global workforce and operations. The infection of key personnel, and/or the infection of a significant portion of our workforce, could result in business continuity and productivity disruptions.

Further, containment measures have been implemented to mitigate the spread of COVID-19, there is the risk that reduced demand could continue should there be wide-spread and sustained adoption of certain behavioral changes, such as reduced travel and work from home policies, among others. Such behavioral changes, and perceived benefits to the environment, have recently been cited by groups opposing the oil and gas industry as cause for future long-term global adoption. We could be negatively impacted should there be wide-spread and sustained changes in consumer behavioral patterns that result in reduced demand for and consumption of energy commodities.

The impacts of COVID-19 and the significant drop in commodity prices have had an unprecedented impact on the global economy. Impacts of the COVID-19 pandemic and/or any worsening of the global business and economic environment, may heighten or exacerbate many of the other risks disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019. We are unable to predict all potential impacts to our business, the severity of such impacts or the duration. These risks could have a material adverse impact on our financial position, results of operations and cash flows.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Due to the COVID-19 pandemic, the Company will schedule its 2020 annual meeting of stockholders (the “2020 Annual Meeting”) for a future date later in the year. Because the date of the 2020 Annual Meeting will represent a change of more than 30 days from the anniversary of the Company’s 2019 annual meeting of stockholders, in accordance with Rule 14a-5(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is informing stockholders of this change.

The time and location of the 2020 Annual Meeting will be specified in the Company’s proxy statement for the 2020 Annual Meeting. Because the date of the 2020 Annual Meeting has been changed by more than 30 days from the anniversary of the 2019 annual meeting, new deadlines have been set for submission of proposals by stockholders intended to be included in the Company’s proxy statement for the 2020 Annual Meeting.

Pursuant to Rule 14a-8 under the Exchange Act, a stockholder intending to present a proposal to be included in the proxy statement for the 2020 Annual Meeting must deliver a proposal in writing to our principal executive offices no later than a reasonable time before we begin to print and mail the proxy materials for the 2020 Annual Meeting. Such proposal must also comply with the applicable requirements as to form and substance established by the Securities and Exchange Commission if those proposals are to be included in the proxy statement and form of proxy. Accordingly, the new deadline for submission of proposals to be included in the proxy statement for the 2020 Annual Meeting will be determined when the date of the meeting is set.

The Company’s Bylaws set forth advance notice procedures with regard to other stockholder proposals, including nominations for the election of directors and business proposals to be brought before an annual meeting of stockholders by any stockholder (other than matters included in our proxy materials in accordance with Rule 14a-8 under the Exchange Act). With respect to the 2020 Annual Meeting, dates of such notice will be set when the date of the annual meeting is set.

ITEM 6. —EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Epsilon Energy Ltd.
(Registrant)

Date: May 13, 2020	By:	/s/ B. Lane Bond
B. Lane Bond
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)