Form 10-Q
period 2020-06-30
Epsilon Energy Ltd.
filed 2020-08-13
CIK 1726126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

◻   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-38770

EPSILON ENERGY LTD.

(Exact name of registrant as specified in its charter)

Alberta, Canada	98-1476367
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

16945 Northchase Drive, Suite 1610

Houston, Texas 77060

(281) 670-0002

(Address of principal executive offices including zip code and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, no par value	“EPSN”	NASDAQ Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧
Smaller reporting company ⌧	Emerging growth company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ◻ No ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ⌧

As of August 7, 2020 there were 23,796,637 Common Shares outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report constitute forward-looking statements. The use of any of the words ‘‘anticipate,’’ ‘‘continue,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘may,’’ ‘‘will,’’ ‘‘project,’’ ‘‘should,’’ ‘‘believe,’’ and similar expressions and statements relating to matters that are not historical facts constitute ‘‘forward looking information’’ within the meaning of applicable securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated. Such forward-looking statements are based on reasonable assumptions, but no assurance can be given that these expectations will prove to be correct and the forward-looking statements included in this report should not be unduly relied upon. These statements are made only as of the date of this report. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to natural gas and oil production rates, commodity prices for crude oil or natural gas, supply and demand for natural gas and oil; the estimated quantity of natural gas and oil reserves, including reserve life; future development and production costs, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2019, and those described from time to time in our future reports filed with the Securities and Exchange Commission. You should consider carefully the statements under Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2019 and in the quarterly report on Form 10-Q  for the quarter ended March 31, 2020, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements. Our Annual Report on Form 10-K for the year ended December 31, 2019 and quarterly report on Form 10-Q for the quarter ended March 31, 2020 is available on our website at www.epsilonenergyltd.com.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$16,305,204	$14,052,417
Accounts receivable, net of allowance for doubtful accounts of $819,000 at June 30, 2020 and nil at December 31, 2019	3,306,646	4,296,917
Fair value of derivatives	1,257,702	1,999,802
Prepaid income taxes	1,515,952	1,641,501
Other current assets	199,441	433,687
Total current assets	22,584,945	22,424,324
Non-current assets
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	132,997,655	130,819,256
Unproved properties	21,175,910	21,047,512
Accumulated depletion, depreciation, amortization and impairment	(94,789,633)	(89,255,035)
Total oil and gas properties, net	59,383,932	62,611,733
Gathering system	41,587,171	41,445,225
Accumulated depletion, depreciation, amortization and impairment	(31,064,707)	(29,961,690)
Total gathering system, net	10,522,464	11,483,535
Land	375,314	375,314
Buildings and other property and equipment, net	350,270	211,879
Total property and equipment, net	70,631,980	74,682,461
Other assets:
Restricted cash	564,248	561,294
Prepaid drilling costs	2,425	1,124
Total non-current assets	71,198,653	75,244,879
Total assets	$93,783,598	$97,669,203

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable trade	$1,542,637	$2,828,495
Royalties payable	1,095,343	1,306,922
Accrued capital expenditures	197,158	627,356
Accrued gathering fees	615,548	373,929
Other accrued liabilities	386,686	858,188
Asset retirement obligation	1,555,075	1,503,978
Total current liabilities	5,392,447	7,498,868
Non-current liabilities
Asset retirement obligation	1,459,838	1,405,877
Deferred income taxes	12,399,263	12,401,464
Total non-current liabilities	13,859,101	13,807,341
Total liabilities	19,251,548	21,306,209
Commitments and contingencies (Note 10)
Shareholders' equity
Common shares, no par value, unlimited shares authorized and 26,790,985 issued and 26,133,671 shares outstanding at June 30, 2020 and 26,790,985 shares issued and outstanding at December 31, 2019.	140,808,923	140,808,923
Treasury shares, 657,314 at June 30, 2020	(1,927,198)	—
Additional paid-in capital	7,375,459	7,029,488
Accumulated deficit	(81,541,630)	(81,285,895)
Accumulated other comprehensive income	9,816,496	9,810,478
Total shareholders' equity	74,532,050	76,362,994
Total liabilities and shareholders' equity	$93,783,598	$97,669,203

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues from contracts with customers:
Gas, oil, NGLs and condensate revenue	$4,015,047	$4,498,478	$8,126,191	$10,006,141
Gas gathering and compression revenue	2,263,740	2,265,094	4,580,442	4,703,445
Total revenue	6,278,787	6,763,572	12,706,633	14,709,586

Operating costs and expenses:
Lease operating expenses	2,034,120	1,583,895	4,081,887	3,302,188
Gathering system operating expenses	79,702	238,886	177,480	551,673
Development geological and geophysical expenses	2,273	83,748	4,902	83,748
Depletion, depreciation, amortization, and accretion	2,577,770	1,953,171	4,992,146	3,778,903
Impairment of proved properties	—	—	1,760,000	—
Gain on sale of property	—	(929,827)	—	(929,827)
Bad debt expense	819,000	—	819,000	—
General and administrative expenses:
Stock based compensation expense	172,052	133,721	345,971	267,441
Other general and administrative expenses	1,236,729	921,307	2,244,842	2,260,868
Total operating costs and expenses	6,921,646	3,984,901	14,426,228	9,314,994
Operating income (loss)	(642,859)	2,778,671	(1,719,595)	5,394,592

Other income (expense):
Interest income	13,041	46,598	34,570	89,289
Interest expense	(28,317)	(29,010)	(56,323)	(56,619)
Gain (loss) on derivative contracts	(85,348)	2,734,988	1,635,669	2,224,234
Other income (expense)	(3)	431	(2,227)	454
Other income (expense), net	(100,627)	2,753,007	1,611,689	2,257,358

Income (loss) before income tax expense	(743,486)	5,531,678	(107,906)	7,651,950
Income tax expense (recovery)	(177,452)	1,693,820	147,829	2,440,416
NET INCOME (LOSS)	$(566,034)	$3,837,858	$(255,735)	$5,211,534
Currency translation adjustments	6,132	1,052	6,018	11,844
NET COMPREHENSIVE INCOME (LOSS)	$(559,902)	$3,838,910	$(249,717)	$5,223,378

Net income (loss) per share, basic	$(0.02)	$0.14	$(0.01)	$0.19
Net income (loss) per share, diluted	$(0.02)	$0.14	$(0.01)	$0.19
Weighted average number of shares outstanding, basic	26,147,403	27,172,896	26,356,244	27,207,467
Weighted average number of shares outstanding, diluted	26,147,403	27,215,258	26,356,244	27,236,364

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

						Accumulated
						Other		Total
	Common Shares Issued		Treasury Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	paid-in Capital	Income	Deficit	Equity
Balance at January 1, 2020	26,790,985	$140,808,923	—	$—	$7,029,488	$9,810,478	$(81,285,895)	$76,362,994
Net income	—	—	—	—	—	—	310,299	310,299
Stock-based compensation expenses	—	—	—	—	173,919	—	—	173,919
Buyback of common shares	—	—	(488,029)	(1,499,586)	—	—	—	(1,499,586)
Other comprehensive loss	—	—	—	—	—	(114)	—	(114)
Balance at March 31, 2020	26,790,985	$140,808,923	(488,029)	$(1,499,586)	$7,203,407	$9,810,364	$(80,975,596)	$75,347,512
Net loss	—	—	—	—	—	—	(566,034)	(566,034)
Stock-based compensation expenses	—	—	—	—	172,052	—	—	172,052
Buyback of common shares	—	—	(169,285)	(427,612)	—	—	—	(427,612)
Other comprehensive income	—	—	—	—	—	6,132	—	6,132
Balance at June 30, 2020	26,790,985	$140,808,923	(657,314)	$(1,927,198)	$7,375,459	$9,816,496	$(81,541,630)	$74,532,050

						Accumulated
						Other		Total
	Common Shares Issued		Treasury Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	paid-in Capital	Income	Deficit	Equity
Balance at January 1, 2019	27,439,300	$143,705,441	(26,953)	$(94,418)	$6,519,028	$9,797,930	$(89,983,894)	$69,944,087
Net income	—	—	—	—	—	—	1,373,676	1,373,676
Stock-based compensation expenses	—	—	—	—	133,720	—	—	133,720
Retirement of treasury shares	(26,953)	(94,418)	26,953	94,418	—	—	—	—
Buyback and retirement of common shares	(57,100)	(248,381)	—	—	—	—	—	(248,381)
Other comprehensive income	—	—	—	—	—	10,792	—	10,792
Balance at March 31, 2019	27,355,247	$143,362,642	—	$—	$6,652,748	$9,808,722	$(88,610,218)	$71,213,894
Net income	—	—	—	—	—	—	3,837,858	3,837,858
Stock-based compensation expenses	—	—	—	—	133,721	—	—	133,721
Buyback of common shares	—	—	(237,189)	(985,264)	—	—	—	(985,264)
Other comprehensive income	—	—	—	—	—	1,052	—	1,052
Balance at June 30, 2019	27,355,247	$143,362,642	(237,189)	$(985,264)	$6,786,469	$9,809,774	$(84,772,360)	$74,201,261

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(255,735)	$5,211,534
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	4,992,146	3,778,903
Impairment of proved properties	1,760,000	—
Bad debt expense	819,000	—
Gain on sale/disposal of properties	—	(929,827)
Gain on derivative contracts	(1,635,669)	(2,224,234)
Cash received from (paid for) settlements of derivative contracts	2,377,769	187,420
Stock-based compensation expense	345,971	267,441
Deferred income tax expense (benefit)	(2,201)	2,393,228
Changes in assets and liabilities:
Accounts receivable	171,271	1,473,287
Prepaid income taxes and other current assets	359,795	(595,604)
Accounts payable, royalties payable and other accrued liabilities	(630,262)	(1,526,708)
Net cash provided by operating activities	8,302,085	8,035,440
Cash flows from investing activities:
Acquisition of unproved oil and gas properties	—	(596,500)
Additions to unproved oil and gas properties	(128,398)	(822,006)
Additions to proved oil and gas properties	(3,691,409)	(1,846,040)
Additions to gathering system properties	(152,256)	(163,075)
Additions to land, buildings and property and equipment	(151,800)	—
Prepaid drilling costs	(1,301)	(2,101,510)
Proceeds from sale of leases	—	929,827
Net cash used in investing activities	(4,125,164)	(4,599,304)
Cash flows from financing activities:
Buyback of common shares	(1,927,198)	(1,233,645)
Net cash used in financing activities	(1,927,198)	(1,233,645)
Effect of currency rates on cash, cash equivalents and restricted cash	6,018	11,844
Increase in cash, cash equivalents and restricted cash	2,255,741	2,214,335
Cash, cash equivalents and restricted cash, beginning of period	14,613,711	14,959,518
Cash, cash equivalents and restricted cash, end of period	$16,869,452	$17,173,853

Supplemental cash flow disclosures:
Income taxes paid	$—	$733,200
Interest paid	$56,323	$60,401

Non-cash investing activities:
Change in proved properties accrued in accounts payable and accrued liabilities	$(1,516,946)	$12,198
Change in gathering system accrued in accounts payable and accrued liabilities	$(10,310)	$82,550
Asset retirement obligation asset additions and adjustments	$3,937	$7,975

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Description of Business

Epsilon Energy Ltd. (the “Company” or “Epsilon” or “we”) was incorporated under the laws of the Province of Alberta, Canada on March 14, 2005. On October 24, 2007, the Company became a publicly traded entity trading on the Toronto Stock Exchange (“TSX”) in Canada. On February 14, 2019, Epsilon’s registration statement on Form 10 was declared effective by the United States Securities and Exchange Commission and on February 19, 2019, the Company began trading in the United States on the NASDAQ Global Market under the trading symbol “EPSN.” The Company is engaged in the acquisition, development, gathering and production of primarily natural gas reserves in the United States.

Recent Developments

The significant demand declines caused by the global response to the coronavirus 2019 pandemic (“COVID-19”) as well as the actions taken by a number of global oil producers has contributed to steep declines in the demand and pricing for oil, natural gas and NGLs, negatively impacting U.S. producers. The commodity price environment is expected to remain depressed based on over-supply, decreased demand and a drastic global economic downturn. While Epsilon did not incur significant disruptions to operations during the six months ended June 30, 2020 as a result of the COVID-19 pandemic, the Company did need to recognize an impairment on its legacy Oklahoma producing assets due to the historically low commodity prices. The full impact of the COVID-19 pandemic continues to evolve as of the date of this report. As such, the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations is uncertain. Management is actively monitoring the impact of the COVID-19 pandemic on the Company's financial condition, liquidity, operations, suppliers, industry and ability to obtain financing in future reporting periods. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, the Company is currently not able to estimate the effects of the COVID-19 pandemic on its results of operations, financial condition, or liquidity for fiscal year 2020. However, if the pandemic and the low oil price environment continue, it may have a material adverse effect on the Company’s operating cash flows, liquidity, and future development plans.

The federal government has passed a series of relief and stimulus packages, including the CARES Act, for the country, but Epsilon has not and does not anticipate that it will apply for assistance under such programs. Accordingly, these programs have no effect on Epsilon’s financial statements

On June 28, 2020, Chesapeake Energy Corporation (“CHK”) filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code (“Petition”). Chesapeake Energy Marketing, Inc. is one of the Anchor Shippers under the Anchor Ship Gas Gathering Agreement (“ASGGA”) for the Auburn GGS with a 43.8750% voting percentage. The Williams Companies Inc. (“Williams”), including its subsidiary Appalachia Midstream Services, L.L.C. (“AMS”), is listed in the petition as a top 30 creditor of CHK, with an amount due by CHK under the ASGGA. On June 28, 2020 unpaid fees attributable to CHK for the ASGA for May and June 2020 gathering fees were $1.1 million and $1.3 million respectively. As of June 30, 2020, Epsilon has recorded an allowance for doubtful accounts for the Company’s 35% share of these payments for a total bad debt expense of $0.8 million. Epsilon is a 35% owner in the ASGGA. Whether and when these pre-petition amounts are paid depends on how the bankruptcy proceeding unfolds related to the ASGGA. Pre-petition amounts are handled differently than post-petition amounts (amounts for services related to CHK’s production after June 28, 2020).  The general rule post-petition is that, if CHK wants to receive the continued provision of services under the ASGGA, Williams is required to continue to perform under the ASGGA provided that Williams is paid for such performance.  Currently, CHK continues to produce into the gathering system, and drill and complete wells in the areas covered by the ASGGA. In addition, certain wells that we have interests in are scheduled to begin production in October 2020.

The Company is unable to predict the impact that the COVID-19 pandemic and the CHK bankruptcy will have on it, including our financial position, operating results, liquidity and ability to obtain financing in future reporting periods, due to numerous uncertainties.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

In December 2019, the Financial Accounting Standards Board ( “FASB” ) issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company is currently assessing the impact of adopting this new guidance.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Restricted cash consists of amounts deposited to back bonds or letters of credit for potential well liabilities. The Company presents restricted cash with cash and cash equivalents in the Consolidated Statements of Cash Flows. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts in the Consolidated Statements of Cash Flows as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Cash and cash equivalents	$16,305,204	$14,052,417
Restricted cash included in other assets	564,248	561,294
Cash, cash equivalents and restricted cash in the statement of cash flows	$16,869,452	$14,613,711

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

4.  Property and Equipment

The following table summarizes the Company’s property and equipment as at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	$132,997,655	$130,819,256
Unproved properties	21,175,910	21,047,512
Accumulated depletion, depreciation, amortization and impairment	(94,789,633)	(89,255,035)
Total oil and gas properties, net	59,383,932	62,611,733
Gathering system	41,587,171	41,445,225
Accumulated depletion, depreciation, amortization and impairment	(31,064,707)	(29,961,690)
Total gathering system, net	10,522,464	11,483,535
Land	375,314	375,314
Buildings and other property and equipment, net	350,270	211,879
Total property and equipment, net	$70,631,980	$74,682,461

Property Additions and Acquisitions

No acquisitions were made during the six months ended June 30, 2020. During the year ended December 31, 2019, the Company acquired additional acres in the Anadarko Basin for $596,500.

Property Sale

In June 2019, the Company completed the first part of a sale of undeveloped, stranded leases in Pennsylvania. At that time, the Company received $1.0 million. The sale was completed in July 2019 with a final payment of $0.4 million for a total of $1.4 million received for the stranded leases. No subsequent sales have occurred.

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

During the three months ended March 31, 2020, Epsilon recognized certain indicators of impairments specific to our Oklahoma assets related to historically low oil and NGL prices and determined that the carrying value of those assets was not recoverable, based on the current indicators. As a result of this assessment, a $1.76 million impairment was assessed on the Company’s Oklahoma assets at March 31, 2020. No further impairment was required at June 30, 2020 and no impairment was required as of December 31, 2019.

5. Revolving Line of Credit

Effective July 30, 2013, Epsilon Energy USA Inc., a wholly owned subsidiary of the Company, executed a three-year senior secured revolving credit facility with a bank (‘‘Credit Facility’’) for a total commitment of up to $100 million.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

On August 14, 2019 the commodity hedging requirements were updated. Currently, when the Company’s utilization exceeds 25%, the Company must have in place acceptable commodity hedging agreements covering at least 75% of projected production for the first full twelve months after such occurrence and 50% of projected production of natural gas for the succeeding six months.

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

The lender under the Credit Facility has a first priority security interest in the tangible and intangible assets, including the gathering system, of Epsilon Energy USA, Inc. to secure any outstanding amounts under the agreement. Under the terms of the agreement, the Company must maintain the following covenants:

● Interest coverage ratio greater than 3 based on income adjusted for interest, taxes and non-cash amounts.

● Current ratio, adjusted for line of credit amounts used and available and non-cash amounts, greater than 1.

● Leverage ratio less than 3.5 based on income adjusted for interest, taxes and non-cash amounts.

The Company was in compliance with the financial covenants of the Credit Facility as of June 30, 2020 and December 31, 2019 and Epsilon expects to be in compliance with the financial covenants for the next 12 months.

A commitment fee of 0.50% is assessed quarterly on the daily average unused borrowing base on the Credit Facility.

	Balance at	Balance at
	June 30,	December 31,	Current	Interest Rate
	2020	2019	Borrowing Base	3 mo.
Revolving line of credit	$—	$—	$23,000,000	LIBOR + 2.75% (1)

(1)	At June 30, 2020, the weighted average interest rate was 3.05%.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

6. Shareholders’ Equity

(a)	Authorized shares

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

Commencing on May 20, 2019, the Company entered into a share repurchase program on the NASDAQ conducted in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934. The Company was authorized to repurchase up to 1,367,762 of its outstanding common shares, representing 5% of the outstanding common shares of Epsilon as of May 20, 2019, for an aggregate purchase price of not more than $5.0 million. The program ended on May 19, 2020, but Epsilon’s final repurchase under this program occurred on May 8, 2020.

Repurchases were made at management’s discretion from time to time through the facilities of the NASDAQ Global Market. The price paid for the common shares was, subject to applicable securities laws, the prevailing market price of such common shares on the NASDAQ Global Market at the time of such purchase. The Company funded the purchase out of available cash and did not incur debt to fund the share repurchase program.

The following table contains information about our acquisition of equity securities during the six months ended June 30, 2020:

			Total number	Maximum number
			of shares	of shares that
			purchased as	may yet be
	Total number	Average price	part of publicly	purchased under
	of shares	paid per	announced plans	the plans or
	purchased	share	or programs	programs
Beginning balance at May 20, 2019				1,367,762
Shares purchased through December 31, 2019 (1)	696,096	$3.72
January 2020	102,051	$2.95
February 2020	261,519	$3.11
March 2020	124,459	$2.98
April 2020	156,585	$2.48
May 2020	12,700	$2.91
Total as of June 30, 2020	1,353,410	$3.33	1,353,410	14,352

(1)	Shares purchased through December 31, 2019 were cancelled prior to the year ended December 31, 2019.

(c)	Stock Options

The Company maintains a stock option plan for directors, officers, employees and consultants of the Company and its subsidiaries.

Through June 30, 2020, the Company had outstanding stock options covering 245,000 Common Shares at an overall average exercise price of $5.27 per Common Share to directors, officers, and employees of the Company and its

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

subsidiaries. A maximum amount of 755,000 Common Shares is available for future issuances. These 245,000 options have a weighted average expected remaining term of approximately 3.0 years.

The following table summarizes stock option activity for the six months ended June 30, 2020 and the year ended December 31, 2019:

	Six months ended		Year ended
	June 30, 2020		December 31, 2019
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
Exercise price in US$	Outstanding	Price (1)	Outstanding	Price (1)
Balance at beginning of period	245,000	$5.27	290,750	$5.02
Exercised	—		(25,000)	2.17
Expired/Forfeited	—		(20,750)	5.37
Balance at period-end	245,000	$5.27	245,000	$5.27

Exercisable at period-end	245,000	$5.27	206,670	$5.32

(1)	Exercise price has been converted to US$ using the rate of Cdn$1.33 to US$1, the rate on March 15, 2019, the date Epsilon Energy, Ltd was delisted from the TSX.

At June 30, 2020, using the Black Scholes model, the Company had unrecognized stock based compensation, of nil (at December 31, 2019: $1,867 over 0.08 years). The aggregate intrinsic value at June 30, 2020 was nil (at December 31, 2019: nil). For the three and six months ended June 30, 2020, nil and $1,867, respectively, of stock compensation expense was recognized (for the three and six months ended June 30, 2019, $6,301 and $12,602, respectively).

During the six months ended June 30, 2020 and the year ended December 31, 2019, the Company awarded no stock options.

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

For the six months ended June 30, 2020, no shares of Restricted Stock were awarded. For the year ended December 31, 2019, 184,500 common shares of Restricted Stock were awarded to the Company’s officers, employees, and board of directors. These shares vest over a three-year period, with one-third of the shares being issued per period on the anniversary of the award resolution. The vesting of the shares is contingent on the individuals’ continued employment or service. The Company determined the fair value of the granted Restricted Stock based on the market price of the common shares of the Company on the date of grant. Stock compensation expense for the granted Restricted Stock is recognized over the vesting period. Stock compensation expense recognized during the three and six months ended June 30, 2020 was $172,052 and $344,104, respectively (for the three and six months ended June 30, 2019, $127,420 and $254,839, respectively).

At June 30, 2020, the Company had unrecognized stock based compensation related to these shares of $965,491 to be recognized over a weighted average period of 1.09 years (at December 31, 2019: $1,309,594 over 1.34 years).

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table summarizes Restricted Stock activity for the six months ended June 30, 2020, and the year ended December 31, 2019:

	Six months ended		Year ended
	June 30, 2020		December 31, 2019
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Remaining Life	Shares	Remaining Life
	Outstanding	(years)	Outstanding	(years)
Balance non-vested Restricted Stock at beginning of period	346,499	1.67	282,833	2.56
Granted	—	—	184,500	3.00
Vested	—	—	(106,834)	—
Forfeited	—	—	(14,000)	2.64
Balance non-vested Restricted Stock at end of period	346,499	1.17	346,499	1.67

7. Revenue Recognition

Revenues are comprised primarily of sales of natural gas along with the revenue generated from the Company’s ownership interest in the gas gathering system in the Auburn field in Northeastern Pennsylvania. Also included to a much lesser degree is natural gas, crude oil and NGLs from Oklahoma.

Overall, product sales revenue generally is recorded in the month when contractual delivery obligations are satisfied, which occurs when control is transferred to the Company’s customers at delivery based on contractual terms and conditions. In addition, gathering and compression revenue generally is recorded in the month when contractual service obligations are satisfied, which occurs as control of those services is transferred to the Company’s customers.

The following table details revenue for the three and six months ended June 30, 2020 and 2019.

	Three months ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating revenue
Natural gas	$3,876,340	$4,330,013	$7,896,104	$9,764,948
Natural gas liquids	10,204	50,860	41,862	64,351
Oil and condensate	128,503	117,605	188,225	176,842
Gathering and compression fees	2,263,740	2,265,094	4,580,442	4,703,445
Total operating revenue	$6,278,787	$6,763,572	$12,706,633	$14,709,586

Product Sales Revenue

The Company enters into contracts with third party purchasers to sell its natural gas, oil, NGLs and condensate production. Under these product sales arrangements, the sale of each unit of product represents a distinct performance obligation. Product sales revenue is recognized at the point in time that control of the product transfers to the purchaser based on contractual terms which reflect prevailing commodity market prices. To the extent that marketing costs are incurred by the Company prior to the transfer of control of the product, those costs are included in lease operating expenses on the Company’s consolidated statements of operations.

Settlement statements for product sales, and the related cash consideration, are received from the purchaser within 30 days. As a result, the Company must estimate the amount of production delivered to the customer and the consideration that will ultimately be received for sale of the natural gas, oil, NGLs, or condensate. Estimated revenue due to the Company is recorded within the receivables line item on the accompanying consolidated balance sheets until payment is received.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Gas Gathering and Compression Revenue

The Company also provides natural gas gathering and compression services through its ownership interest in the gas gathering system in the Auburn field. For the provision of gas gathering and compression services, the Company collects its share of the gathering and compression fees per unit of gas serviced and recognizes gathering revenue over time using an output method based on units of gas gathered.

The settlement statement from the operator of the Auburn Gas Gathering System is received two months after transmission and compression has occurred. As a result, the Company must estimate the amount of production that was transmitted and compressed within the system. Estimated revenue due to the Company is recorded within the receivables line item on the accompanying consolidated balance sheets until payment is received.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts on a case by case basis once there is evidence that collection is not probable. Due to the bankruptcy filed by Chesapeake Energy Corporation on June 28, 2020, the Company recorded an allowance for possible uncollectable fees. Unpaid fees attributable to CHK for May and June 2020 gathering system fees were $1.1 million and $1.3 million respectively. As of June 30, 2020, Epsilon has recorded an allowance for doubtful accounts for the Company’s 35% share of these payments for a total bad debt expense of $0.8 million.

The following table details accounts receivable net of allowance for doubtful accounts as at June 30, 2020 and December 31, 2019.

	June 30,	December 31,
	2020	2019
Accounts receivable
Natural gas and oil sales	$2,286,937	$2,293,044
Joint interest billing	56,544	59,127
Gathering and compression fees	1,778,289	1,940,308
Other	3,876	4,438
Total accounts receivable	4,125,646	4,296,917
Less: allowance for doubtful accounts	(819,000)	—
Total accounts receivable, net of allowance for doubtful accounts	$3,306,646	$4,296,917

8. Accumulated Other Comprehensive Income

Accumulated other comprehensive income (loss) includes certain transactions that have generally been reported in the condensed consolidated statements of changes in shareholders’ equity, including translation gains (losses) related to the convertible debentures that will remain frozen in accumulated other comprehensive income until such time Epsilon Energy Ltd. is liquidated. Activity within Accumulated other comprehensive income for the three and six months ended June 30, 2020 and 2019 consisted of the following:

	Three months ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$9,810,364	$9,808,722	$9,810,478	$9,797,930
Translation gain other	6,132	1,052	6,018	11,844
Balance at end of period	$9,816,496	$9,809,774	$9,816,496	$9,809,774

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

9. Income Taxes

Income tax provisions for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Current:
Federal	$(185,473)	$—	$112,390	$—
State	(59,256)	47,188	37,640	47,188
Total current income tax expense	(244,729)	47,188	150,030	47,188
Deferred:
Federal	64,367	1,228,821	(66,714)	1,765,861
State	2,910	417,811	64,513	627,367
Total deferred tax expense (benefit)	67,277	1,646,632	(2,201)	2,393,228
Income tax expense	$(177,452)	$1,693,820	$147,829	$2,440,416

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

Our effective tax rate will typically differ from the statutory federal rate primarily as a result of state income taxes and the valuation allowance against the Canadian net operating loss. The effective tax rate for the six months ended June 30, 2020 was higher than the statutory federal rate as a result of the state income taxes and the valuation allowance against the Canadian net operating loss.

10. Commitments and Contingencies

The Company’s future minimum lease commitments as of June 30, 2020 are summarized in the following table:

Year ended
December 31,	Payments
2020	50,294
2021	103,073
2022	106,797
2023	36,013
$296,177

The Company enters into commitments for capital expenditures in advance of the expenditures being made. As of June 30, 2020, the Company had commitments of $2.52 million for capital expenditures.

Litigation

The Company is not currently involved in any litigation. Management is of the opinion that the potential for litigation is remote.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

11. Net Income (Loss) Per Share

Basic net income (loss) per share is computed on the basis of the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed based upon the weighted-average number of common shares outstanding during the period plus the assumed issuance of common shares for all potentially dilutive securities.

The net income (loss) used in the calculation of basic and diluted net income (loss) per share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income (loss) available to shareholders	$(566,034)	$3,837,858	$(255,735)	$5,211,534

In calculating the net income (loss) per share, basic and diluted, the following weighted-average shares were used:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Basic weighted-average number of shares outstanding	26,147,403	27,172,896	26,356,244	27,207,467
Dilutive stock options	—	12,042	—	12,123
Unvested restricted shares granted	—	30,320	—	16,774
Diluted weighted average shares outstanding	26,147,403	27,215,258	26,356,244	27,236,364

The Company excluded the following shares from the diluted EPS because their inclusion would have been anti-dilutive.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Anti-dilutive options	245,000	267,958	245,000	267,877
Anti-dilutive unvested restricted shares	346,499	252,513	346,499	266,059
Total Anti-dilutive shares	591,499	520,471	591,499	533,936

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

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The Company’s reportable segments are as follows:

a.	The Upstream segment activities include acquisition, development and production of oil, natural gas, and other liquid reserves on properties within the United States;
b.	The Gas Gathering segment partners with two other companies to operate a natural gas gathering system; and
c.	The Corporate segment activities include corporate listing and governance functions of the Company.

Segment activity as of, and for the six months ended June 30, 2020 and 2019 is as follows:

	Upstream		Gas Gathering	Corporate		Elimination	Consolidated
As of and for the six months ended June 30, 2020
Operating revenue
Natural gas	$7,896,104		$—	$—		$—	$7,896,104
Natural gas liquids	41,862		—	—		—	41,862
Oil and condensate	188,225		—	—		—	188,225
Gathering and compression fees	—		5,470,069	—		(889,627)	4,580,442
Total operating revenue	$8,126,191	(1)	$5,470,069	$—		$(889,627)	$12,706,633

Net earnings for the period	$(1,606,943)		$2,478,161	$(1,126,953)	(3)	$—	$(255,735)
Operating costs	4,081,887		1,067,107	—		(889,627)	4,259,367
Development geological and geophysical expenses	4,902		—	—		—	4,902
Depletion, deprec., amortization and accretion	3,886,345		1,105,801	—		—	4,992,146
Impairment	1,760,000		—	—		—	1,760,000
Bad debt expense	—		819,000	—		—	819,000

Segment assets	$79,534,080		$14,177,400	$72,118		$—	$93,783,598
Capital expenditures(2)	2,454,661		141,946	—		—	2,596,607
Proved properties	38,208,022		—	—		—	38,208,022
Unproved properties	21,175,910		—	—		—	21,175,910
Gathering system	—		10,522,464	—		—	10,522,464
Other property and equipment	725,584		—	—		—	725,584

As of and for the six months ended June 30, 2019
Operating revenue
Natural gas	$9,764,948		$—	$—		$—	$9,764,948
Natural gas liquids	64,351		—	—		—	64,351
Oil and condensate	176,842		—	—		—	176,842
Gathering and compression fees	—		5,280,875	—		(577,430)	4,703,445
Total operating revenue	$10,006,141	(1)	$5,280,875	$—		$(577,430)	$14,709,586

Net earnings for the period	$4,743,550		$3,179,351	$(2,711,367)	(3)	$—	$5,211,534
Operating costs	3,302,188		1,129,103	—		(577,430)	3,853,861
Development geological and geophysical expenses	83,748		—	—		—	83,748
Depletion, deprec., amortization and accretion	2,806,482		972,421	—		—	3,778,903
Gain on sale of property	(929,827)		—	—		—	(929,827)

Segment assets	$77,864,851		$14,855,403	$162,495		$—	$92,882,749
Capital expenditures(2)	3,276,744		245,625	—		—	3,522,369
Proved properties	34,159,464		—	—		—	34,159,464
Unproved properties	20,917,172		—	—		—	20,917,172
Gathering system	—		12,176,564	—		—	12,176,564

(1)	Segment operating revenue represents revenues generated from the operations of the segment. Inter-segment sales during the six months ended June 30, 2020 and 2019 have been eliminated upon consolidation. For the six months ended June 30, 2020, Epsilon sold natural gas to 18 unique customers. The three customers over 10% comprised 31%, 21% and 21% of total revenue. For the six months ended June 30, 2019, Epsilon sold natural gas to 22 unique customers. The three customers over 10% comprised 48%, 25% and 16% of total revenue.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

(2)	Capital expenditures for Upstream segment consist primarily of the acquisition of properties, and the drilling and completing of wells while Gas Gathering consists of expenditures relating to the expansion and completion of the gathering and compression facility.
(3)	Segment reporting for net earnings for the period does not include non-monetary compensation, general and administrative expense, interest income, interest expense, both gains and (losses) on derivative contracts, or income tax amounts as they are managed on a group basis and are instead included in the corporate column for reconciliation purposes.

Segment activity for the three months ended June 30, 2020 and 2019 is as follows:

	Upstream		Gas Gathering	Corporate		Elimination	Consolidated
For the three months ended June 30, 2020
Operating revenue
Natural gas	$3,876,340		$—	$—		$—	$3,876,340
Natural gas liquids	10,204		—	—		—	10,204
Oil and condensate	128,503		—	—		—	128,503
Gathering and compression fees	—		2,733,931	—		(470,191)	2,263,740
Total operating revenue	$4,015,047	(1)	$2,733,931	$—		$(470,191)	6,278,787

Net earnings for the period	$(26,046)		$791,968	$(1,331,956)	(3)	—	$(566,034)
Operating costs	2,034,120		549,893	—		(470,191)	2,113,822
Development geological and geophysical expenses	2,273		—	—		—	2,273
Depletion, deprec., amortization and accretion	2,004,700		573,070	—		—	2,577,770
Bad debt expense	—		819,000	—		—	819,000

Capital expenditures(2)	1,098,987		61,500	—		—	1,160,487

For the three months ended June 30, 2019
Operating revenue
Natural gas	$4,330,013		$—	$—		$—	$4,330,013
Natural gas liquids	50,860		—	—		—	50,860
Oil and condensate	117,605		—	—		—	117,605
Gathering and compression fees	—		2,579,631	—		(314,537)	2,265,094
Total operating revenue	$4,498,478	(1)	$2,579,631	$—		$(314,537)	6,763,572

Net earnings for the period	$2,307,646		$1,526,053	$4,159	(3)	$—	$3,837,858
Operating costs	1,583,895		553,423	—		(314,537)	1,822,781
Development geological and geophysical expenses	83,748		—	—		—	83,748
Depletion, deprec., amortization and accretion	1,453,016		500,155	—		—	1,953,171
Gain on sale of property	(929,827)		—	—		—	(929,827)

Capital expenditures(2)	1,089,919		220,516	—		—	1,310,435

(1)Segment operating revenue represents revenues generated from the operations of the segment. Inter-segment sales during the three months ended June 30, 2020 and 2019 have been eliminated upon consolidation. For the three months ended June 30, 2020, Epsilon sold natural gas to 17 unique customers. The three customers over 10% comprised 39%, 28% and 13% of total revenue. For the three months ended June 30, 2019, Epsilon sold natural gas to 17 unique customers. The two customers over 10% comprised 46% and 45% of total revenue.
(2)Capital expenditures for Upstream segment consist primarily of the acquisition of properties, and the drilling and completing of wells while Gas Gathering consists of expenditures relating to the expansion and completion of the gathering and compression facility.
(3)Segment reporting for net earnings for the period does not include non-monetary compensation, general and administrative expense, interest income, interest expense, both gains and (losses) on derivative contracts, or income tax amounts as they are managed on a group basis and are instead included in the corporate column for reconciliation purposes.

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

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) and the significant risks to the international community and economies as the virus spreads globally beyond its point of origin.  In March 2020, the WHO classified COVID-19 as a pandemic, based on the rapid increase in exposure globally, and throughout the second quarter of 2020 and thereafter, COVID-19 continued to spread throughout the U.S. In addition, after the Organization of the Petroleum Exporting Countries (“OPEC”) and a group of oil producing nations led by Russia failed in March 2020 to agree on oil production cuts, Saudi Arabia announced that it would cut oil prices and increase production, leading to a sharp further decline in oil and natural gas prices. While OPEC, Russia and other oil producing countries reached an agreement in April 2020 to reduce production levels, U.S. production has declined, and a significant crude oil price recovery is not expected until global supply matches current lower levels of demand caused by a number of factors, including the uncertainty around the extent and timing of an economic recovery due to the COVID-19 pandemic. The effects of COVID-19 and concerns regarding its domestic and global spread, as well as the recent actions by Russia and Saudi Arabia, could continue to negatively impact the domestic and international supply and demand for oil and natural gas, to sustain continued price volatility and impact the price paid for oil and natural gas and to materially and adversely affect the demand for and marketability of oil and natural gas production

Epsilon has historically elected not to designate any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for these financial commodity derivative contracts using the mark-to-market accounting method. Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as gain (loss) on derivative contracts on the condensed consolidated statements of operations and comprehensive income. The related cash flow impact is reflected in cash flows from operating activities. During the three and six months ended June 30, 2020, Epsilon recognized gains (losses) on commodity derivative contracts of ($85,348) and $1,635,669, respectively. This amount included cash received on settlements of these contracts of $1,031,828 during the three months ended June 30, 2020 and $2,377,769 during the six months ended June 30, 2020. For the three and six months ended June 30, 2019, gains on commodity derivative contracts of $2,734,988 and $2,224,234 respectively. This amount included cash received on settlements of these contracts of $371,664 during the three months ended June 30, 2019 and $187,420 during the six months ended June 30, 2019.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Commodity Derivative Contracts

Presented below is a summary of Epsilon’s natural gas price and basis swap contracts as of June 30, 2020.

		Weighted Average Price ($/MMbtu)		Fair Value
	Volume		Basis	June 30,
Derivative Type	(MMbtu)	Swaps	Differential	2020
2020
Fixed price swap	1,912,500	$2.73	$—	1,222,340
Basis swap	2,832,500	$—	$(0.46)	35,362
				$1,257,702

As of June 30, 2020 and 2019, all of the Company’s economic derivative hedge positions were with large financial institutions, which are not known to the Company to be in default on their derivative positions. The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties. None of the Company’s derivative instruments contains credit-risk related contingent features. Derivatives are net on the balance sheet as they are subject to the right to offset the liabilities with the assets.

The following tables summarize the gross fair values of our derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on our condensed consolidated balance sheets as of the dates indicated below:

	Fair Value of Derivative Assets
	June 30,	December 31,
	2020	2019
Current
Basis swap	$135,375	$162,844
Fixed price swap	1,228,517	2,001,496
	$1,363,892	$2,164,340

	Fair Value of Derivative Liabilities
	June 30,	December 31,
	2020	2019
Current
Basis swap	$(100,013)	$(164,538)
Fixed price swap	(6,177)	—
	$(106,190)	$(164,538)

Net Fair Value of Derivatives	$1,257,702	$1,999,802

The following table presents the changes in the fair value of Epsilon’s commodity derivatives for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Fair value of asset (liability), beginning of the period	$2,374,878	$(623,533)	$1,999,802	$(297,023)
Gains (losses) on derivative contracts included in earnings	(85,348)	2,734,988	1,635,669	2,224,234
Settlement of commodity derivative contracts	(1,031,828)	(371,664)	(2,377,769)	(187,420)
Fair value of asset (liability), end of the period	$1,257,702	$1,739,791	$1,257,702	$1,739,791

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

14. Asset Retirement Obligations

Asset retirement obligations were estimated by management based on Epsilon’s net ownership interest in all wells and the gathering system, estimated costs to reclaim and abandon such assets and the estimated timing of the costs to be incurred in future periods.

The following tables summarize the changes in asset retirement obligations for the periods indicated:

	Six Months Ended	Year ended
	June 30,	December 31,
	2020	2019
Balance beginning of period	$2,909,855	$1,625,154
Liabilities from drilling of new wells	1,756	16,163
Change in estimates	2,181	1,153,740
Accretion	101,121	114,798
Balance end of period	$3,014,913	$2,909,855

15. Fair Value Measurements

The methodologies used to determine the fair value of our financial assets and liabilities at June 30, 2020 were the same as those used at December 31, 2019.

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

16. Subsequent Events

Substantial Issuer Bid/Issuer Tender Offer

On May 14, 2020, the Company’s Board of Directors announced its intention to commence a substantial issuer bid/issuer tender offer to purchase for cash up to an aggregate of approximately $6.2 million of its common shares. In May 2020, upon the terms and subject to the conditions described in the Offer to Purchase dated May 19, 2020, as amended, the Company offered to repurchase up to 2,000,000 of its common shares for $3.06 per share, excluding taxes and interest, for a total cost of approximately $6.1 million, excluding expenses of the tender offer. As permitted under Rule 13e-4(f) and Rule 14e-1(b) of the Exchange Act and as stated in its Offer to Purchase, Epsilon was permitted to take up and pay for 2,000,000 common shares plus 2% of its issued and outstanding common shares, or an aggregate total of up to 2,522,673 common shares. The tender offer expired on June 30, 2020, and on July 6, 2020 the Company announced that it accepted 2,337,034 shares for repurchase under the terms of the Offer to Purchase for an aggregate consideration of $7,151,324, or $3.06 per share, excluding fees and expenses. In early July, the Company completed the purchase and canceled all common shares taken up and paid for under the tender offer. The Company funded the repurchases under the tender offer with cash on hand. After giving effect to the cancellation of the common shares purchased under the tender offer, 23,796,637 common shares were issued and outstanding.  As of August 7, 2020, the Company has 23,796,637 shares issued and outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of trends and significant changes in or results of operations and the financial condition of Epsilon Energy Ltd. and its subsidiaries for the periods presented. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto presented in this report, including the unaudited condensed consolidated financial statements as of June 30, 2020 and 2019 and for the six months then ended together with accompanying notes, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Actual results and the timing of events may differ materially from those contained in these forward- looking statements due to a number of factors. See “Part II. Item 1A. Risk Factors” and “Forward-Looking Statements.”

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

Substantially all of the production from our Pennsylvania acreage (4,130 net) is dedicated to the Auburn Gas Gathering System, or the Auburn GGS, located in Susquehanna County, Pennsylvania for a 15 year term expiring in 2026 under an operating agreement whereby the Auburn GGS owners receive a fixed percentage rate of return on the total capital invested in the construction of the system. Epsilon owns a 35% interest in the system which is operated by a subsidiary of Williams Partners, LP. In the three and six months ended June 30, 2020, Epsilon paid $0.47 million and $0.89 million, respectively to the Auburn GGS to gather and treat our 2.8 Bcf and 5.5 Bcf of natural gas production in Pennsylvania ($0.31 million and $0.58 million to the Auburn GGS to gather and treat our 1.9 Bcf and 3.6 Bcf of natural gas in the three and six months ended June 30, 2019).

Epsilon realized a net loss of $0.7 million and $0.4 million for the three and six months ended June 30, 2020, respectively, as compared to net income of $3.8 million and $5.2 million for the three and six months ended June 30, 2019, respectively.

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

The major producers in the Appalachian region are under tremendous pressure from capital markets to demonstrate capital discipline and control costs. Several major producers have announced reduced capital programs to balance the supply-demand for the commodity. Accordingly, the Company expects local production to decline modestly throughout the second half of 2020. The Company cannot, however, predict the duration of the current global market conditions that resulted in a drastic global economic downturn and its impact on oil and gas demand and commodity prices. Our target is to maintain our current production level or grow modestly, but only if natural gas prices improve and the capital deployed can achieve our internal rate of return.

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

Epsilon is closely monitoring the current and potential impacts of COVID-19 on all aspects of our business and geographies, including how it has impacted, and may in the future impact our operations, financial results, liquidity, contractors, customers, employees and vendors. The Company continues to monitor a number of factors that may cause actual results of operations to differ from our historical results or current expectations. These factors include but are not limited to: the impact of the COVID-19 pandemic and the related economic downturn, the historically low natural gas liquids prices, and  ramifications of the crude oil price war between the Organization of Petroleum Exporting Countries ("OPEC") /Saudi Arabia and Russia that occurred in March. While OPEC agreed in April to cut production, production of oil in the United States has declined, and oil prices remain low and may remain so for the foreseeable future, particularly given concerns over available storage capacity for refined products such as crude, and refinery inputs including condensate and NGL’s. These and other factors, such as those described in this paragraph, could negatively affect the Company’s oil and gas properties, operations, earnings and cash flows for some time and could cause our financial condition and results from operations to not be comparable to those of the same period in previous years. Commodity prices are expected to continue to be volatile as a result of the changes in oil and natural gas production, inventories and demand, as well as national and international economic pressure. The Company cannot predict when prices will improve and stabilize. The results presented in this Form 10-Q are not necessarily indicative of future operating results.

Epsilon did not incur significant disruptions to operations during the six months ended June 30, 2020 as a result of the COVID-19 pandemic. However, during the three months ended March 31, 2020, Epsilon recognized certain indicators of impairments specific to its Oklahoma assets due to historically low oil and NGL prices. Epsilon determined that the carrying value of those assets was not recoverable, based on the current indicators. As a result of this assessment, a $1.76 million impairment was assessed on the Company’s Oklahoma assets at March 31, 2020, but no further impairment was required at June 30, 2020 and no impairment was required as of December 31, 2019.

Additionally, the Company is unable to predict the impact that the COVID-19 pandemic will have on us, including our financial position, operating results, liquidity and ability to obtain financing in future reporting periods, due to numerous uncertainties. These uncertainties include the severity of the virus, the duration of the outbreak, governmental or other actions taken to combat the virus (which could include limitations on our operations or the operations of our customers and vendors), and the effect that the COVID-19 pandemic and the current oil price wars have on the demand for natural gas and natural gas liquids. The situation surrounding COVID-19 remains fluid and unpredictable, and Epsilon is actively managing our response and assessing potential impacts to our financial position and operating results, as well as any adverse developments that could impact our business. However, at this point, Epsilon does not anticipate any prolonged negative financial consequences to our financial position. At June 30, 2020, Epsilon has no debt and approximately $16 million of cash on hand to fund planned operating activities and to potentially weather a prolonged depressed economic environment.

The federal government has passed a series of relief and stimulus packages, including the CARES Act, for the country but Epsilon has not and does not believe it will need to avail itself of them and as such, these programs have no effect on Epsilon’s financial statements at this time.

Epsilon has also taken, and is continuing to take, proactive steps to manage any disruption in our business caused by COVID-19. For instance, the Company was an early adopter in employing a work-from-home system, even before any government mandate on non-essential businesses was enacted. Epsilon increased its technology platform, infrastructure and security to allow for a work-from-home environment prior to COVID-19. Epsilon has also deployed additional layered safety protocols at our office in order to keep our employees safe and to keep our operations running without material disruptions.

On June 28, 2020, Chesapeake Energy Corporation (“CHK”) filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code (“Petition”). Chesapeake Energy Marketing, Inc. is one of the Anchor Shippers under the Anchor Ship Gas Gathering Agreement (“ASGGA”) for the Auburn GGS with a 43.8750% voting percentage. The Williams Companies Inc. (“Williams”), including its subsidiary Appalachia Midstream Services, L.L.C. (“AMS”), is listed in the petition as a top 30 creditor of CHK, with an amount due by CHK under the ASGGA. On June 28, 2020 unpaid fees attributable to CHK for the ASGA for May and June 2020 gathering fees were $1.1 million and $1.3 million respectively. As of June 30, 2020, Epsilon has recorded an allowance for doubtful accounts for the Company’s 35% share of these payments for a total bad debt expense of $0.8 million. Epsilon is a 35% owner in the ASGGA. Whether and when these pre-petition amounts are paid depends on how the bankruptcy proceeding unfolds related to the ASGGA. Pre-petition amounts are handled differently than post-petition amounts (amounts for services related to CHK’s production after June 28, 2020).  The general rule post-petition is that, if CHK wants to receive the continued provision of services under the ASGGA, Williams is required to continue to perform under the ASGGA provided that Williams is paid for such performance.  Currently, CHK continues to produce into the gathering system, and drill and complete wells in the areas covered by the ASGGA. In addition, certain wells that we have interests in are scheduled to begin production in October 2020.

Three and Six months ended June 30, 2020 Highlights

Operational Highlights

Marcellus Shale – Pennsylvania

● During the three months ended June 30, 2020, Epsilon’s realized natural gas price was $1.35 per Mcf, a 40% decrease over the three months ended June 30, 2019. During the six months ended June 30, 2020, Epsilon’s realized natural gas price was $1.41 per Mcf, a 46% decrease over the six months ended June 30, 2019.

● Total three months ended June 30, 2020 natural gas production of 2.78 Bcf, as compared to 1.85 Bcf during the same period in 2019. Total six months ended June 30, 2020 natural gas production of 5.46 Bcf, as compared to 3.63 Bcf during the same period in 2019.

● Marcellus working interest (WI) gas averaged 35.16 MMcf/d and 34.47 MMcf/d for the three and six months ended June 30, 2020.

● Gathered and delivered 15.6 Bcf gross (5.5 Bcf net to Epsilon’s interest) during the three months ended June 30, 2020 through the Auburn GGS which represents approximately 86% of maximum throughput as currently configured. Gathered and delivered 38.8 Bcf gross (13.6 Bcf net to Epsilon’s interest) during the six months ended June 30, 2020.  Gathering volumes decreased 18% and 12 % for the three and six months ended June 30, 2020, respectively, as compared to the three and six months ended June 30, 2019. The decrease is due to the lowering of the pressure in the Auburn GGS thereby decreasing the daily capacity of the system from about 330 MMcf/d to approximately 200 MMcf/d.

Anadarko, NW Stack Trend – Oklahoma

● During the three months ended June 30, 2020, Epsilon’s realized price for all Oklahoma production was $2.53 per Mcfe, a 23.1% decrease over the three months ended June 30, 2019. During the six months ended June 30, 2020, Epsilon’s realized price for all Oklahoma production was $2.62 per Mcfe, a 26.0% decrease over the six months ended June 30, 2019.

● Total production for the three months ended June 30, 2020 included natural gas, oil, and other liquids and was 0.10 Bcfe, 0.8% increase over the same period in 2019. Total production for the six months ended June 30, 2020 included natural gas, oil, and associated liquids and was 0.17 Bcfe, a 11.4% increase over the same period in 2019.

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

Additionally, Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. Epsilon has included Adjusted EBITDA as a supplemental disclosure because its management believes that EBITDA provides useful information regarding its ability to service debt and to fund capital expenditures. It further provides investors a helpful measure for comparing operating performance on a normalized or recurring basis with the performance of other companies, without giving effect to certain non-cash expenses and other items. This provides management, investors and analysts with comparative information for evaluating the Company in relation to other natural gas and oil companies providing corresponding non-U.S. GAAP financial measures or that have different financing and capital structures or tax rates. These non-U.S. GAAP financial measures should be considered in addition to, but not as a substitute for, measures for financial performance prepared in accordance with U.S. GAAP. The table below sets forth a reconciliation of net income to Adjusted EBITDA for the three and six months ended June 30, 2020 and 2019, which is the most directly comparable measure of financial performance calculated under U.S. GAAP and should be reviewed carefully.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(566,034)	$3,837,858	$(255,735)	$5,211,534
Add Back:
Net interest (income) expense	15,276	(17,588)	21,753	(32,670)
Income tax expense (benefit)	(177,452)	1,693,820	147,829	2,440,416
Depreciation, depletion, amortization, and accretion	2,577,770	1,953,171	4,992,146	3,778,903
Impairment expense	—	—	1,760,000	—
Stock based compensation expense	172,052	133,721	345,971	267,441
(Gain) loss on derivative contracts net of cash received or paid on settlement	1,117,176	(2,363,324)	742,100	(2,036,814)
Foreign currency translation (gain) loss	3	(431)	2,228	(454)
Adjusted EBITDA	$3,138,791	$5,237,227	$7,756,292	$9,628,356

Results of Operations

Net Operating Revenues

During the six months ended June 30, 2020 revenues decreased $2.0 million, or 13.6%, to $12.7 million from $14.7 million during the same period of 2019. For the three months ended June 30, 2020 revenues decreased $0.5 million to $6.3 million from $6.8 million during the same period of 2019.

Revenue and volume statistics for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues
Natural gas revenue	$3,876,340	$4,330,013	$7,896,104	$9,764,948
Volume (MMcf)	2,858	1,920	5,585	3,743
Avg. Price ($/Mcf)	$1.36	$2.26	$1.41	$2.61
PA Exit Rate (MMcfpd)	45.5	21.2	45.5	21.2
Oil and other liquids revenue	$138,707	$168,465	$230,087	$241,193
Volume (MBO)	4.8	4.8	7.9	7.8
Avg. Price ($/Bbl)	$29.10	$35.43	$29.15	$30.88
Gathering system revenue	$2,263,740	$2,265,094	$4,580,442	$4,703,445
Total Revenues	$6,278,787	$6,763,572	$12,706,633	$14,709,586

We earn gathering system revenue as a 35% owner of the Auburn Gas Gathering system. This revenue consists of fees paid by Anchor Shippers (parties listed in Anchor Shipper Gas Gathering Agreement for Northern Pennsylvania, including Epsilon Midstream, LLC) and third-party customers of the system to transport gas from the wellhead to the compression facility, and then to the delivery meter at the Tennessee Gas Pipeline. For the six months ended June 30, 2020, approximately 87% of the Auburn GGS revenues earned were gathering fees, while 13% were compression fees. Gathering revenues from third-party customers represented approximately 6% of revenues and third-party compression revenues represented 2% of revenues. For the three months ended June 30, 2020, approximately 87% of the Auburn GGS revenues earned were gathering fees, while 13% were compression fees. Third-party customers represented approximately 0.7% of gathering revenues and 0.3% of compression revenues. For the six months ended June 30, 2019, approximately 87% of the Auburn GGS revenues earned were gathering fees, while 13% were compression fees. Gathering revenues from third-party customers represented approximately 11% of revenues and third-party compression revenues represented 4% of revenues. For the three months ended June 30, 2019, approximately 86% of the Auburn GGS revenues earned were gathering fees, while 14% were compression fees. Third party customers represented approximately 15% of gathering revenues and 7% of compression revenues. Revenues derived from Epsilon’s production which have been eliminated from gathering system revenues amounted to $0.47 and $0.89 million for the three and six months ended June 30, 2020, respectively and $0.31 and $0.58 million for the three and six months ended June 30, 2019, respectively.

Upstream natural gas revenue for the six months ended June 30, 2020 decreased by $1.9 million, or 19%, over the same period in 2019. For the three months ended June 30, 2020, upstream natural gas revenue decreased $0.5 million or 10.5% over the same period in 2019.This was a result of lower natural gas prices; however, this was offset by higher volumes being produced.

The Company’s share of gathering system revenue remained generally consistent during the three and six months ended June 30, 2020, decreasing by less than 1% and 2.6%, respectively, over the same period in 2019. However, total upstream gathering fees increased due to increased production from Epsilon, which resulted in an increase in the amount of revenues eliminated from the consolidated operating statements. This increased elimination entry resulted in a net decrease in gathering system revenue to Epsilon. The Auburn GGS is subject to a cost of service model, whereby the Anchor Shippers dedicate acreage and reserves to the Auburn GGS. In exchange for this dedication, the owners of the Auburn system agree to a fixed rate of return on capital invested which cannot be exceeded. Therefore, rather than being subject to a fixed gathering rate, the Shippers are subject to a fluctuating gathering rate which is re determined annually in order to produce the contractual return on capital to the Auburn GGS owners. The term of the model is fixed from 2012 to

2026. Each year, actual throughput, revenue, operating expenses and capital are captured in the model, and the remaining years are forecasted. The model then iterates for a gathering rate that yields the contractual rate of return. All else being equal, to the extent that throughput is higher or capital is lower than the preceding year’s forecast, the gathering rate will decline.

Operating Costs

The following table presents total cost and cost per unit of production (Mcfe), including ad valorem, severance, and production taxes for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Lease operating costs	$2,034,120	$1,583,895	$4,081,887	$3,302,188
Gathering system operating costs	79,702	238,886	177,480	551,673
	$2,113,822	$1,822,781	$4,259,367	$3,853,861

Upstream operating costs—Total $/Mcfe	0.70	0.81	0.72	0.87
Gathering system operating costs $ / Mcf	0.03	0.07	0.03	0.09

Upstream operating costs consist of lease operating expenses necessary to extract natural gas and oil, including gathering and treating the natural gas and oil to ready it for sale. Upstream operating costs for the six months ended June 30, 2020 increased $0.8 million, or 23.6%, from the same period in 2019. Upstream operating costs increased $0.5 million for the three months ended June 30, 2020, over 2019, or 28.4%. The increase in total cost was primarily due to the increase in volumes produced and the cost of operating four new wells that went online in October of 2019. Gathering system costs for the six months ended June 30, 2020 decreased $0.4 million over the same period in 2019 and $0.2 million for the three months ended June 30, 2020 over the same period in 2019. The Company’s share of total gathering system costs remained consistent; however, due to increased production from Epsilon the resulting increase in the elimination entry in costs eliminated from the consolidated operating statements resulted in the large decrease in gathering system operating costs reported, and a very low cost per Mcf.

Gathering system operating costs consist primarily of rental payments for the natural gas fueled compression units. Other significant gathering system operating costs include chemicals (to prevent corrosion and to reduce water vapor in the gas stream), saltwater disposal, measurement equipment / calibration and general project management. The gathering system operating costs and the associated $/Mcf reported include the effects of elimination entries to remove the gas gathering fees billed by the gas gathering system operator to Epsilon’s upstream operations, and the volume associated with those fees. The elimination entries amounted to $0.89 million and $0.58 million for the six months ended June 30, 2020 and 2019, respectively, and $0.47 million and $0.31 million for the three months ended June 30, 2020 and 2019, respectively, (see Note 12, ‘‘Operating Segments,’’ of the Notes to Unaudited Condensed Consolidated Financial Statements).

Depletion, Depreciation, Amortization and Accretion (“DD&A”)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Depletion, depreciation, amortization and accretion	$2,577,770	$1,953,171	$4,992,146	$3,778,903

Natural gas and oil and gathering system assets are depleted and depreciated using the units of production method aggregating properties on a field basis. For leasehold acquisition costs and the cost to acquire proved and unproved properties, the reserve base used to calculate depreciation and depletion is total proved reserves. At this time, the Company has only minimal leasehold acquisition costs, and only in Oklahoma. For natural gas and oil development and gathering system costs, the reserve base used to calculate depletion and depreciation is proved developed reserves. A reserve report is prepared as of December 31, each year. The depletion for the first three quarters of the next year is normally based on the reserve report prepared at the end of the previous year, taking into consideration the limited development of the reserves over these time periods. The fourth quarter depletion is calculated using the reserve volumes from the reserve report prepared as of December 31 of the current year. However, for the three months ended March 31, 2020 and the three months ended June 30, 2020, due to the historically low commodity prices, the December 31, 2019 reserves report volumes were updated based on relevant June 30, 2020 prices and the depletion and depreciation were calculated using the lower volumes that resulted from the economics of the properties due to the lower prices because of the COVID-19 pandemic.

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

DD&A expense increased $1.2 million, or 32% for the six months ended June 30, 2020 compared to the same period in 2019 mainly due to the addition of four new wells that went online in October 2019, which resulted in increased production volumes.

Impairment

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Impairment	$—	$—	$1,760,000	$—

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

During the three months ended March 31, 2020, the Company recognized certain indicators of impairments specific to our Oklahoma assets and determined that carrying value of those assets was not recoverable based on the current indicators. As a result of this assessment, a $1.76 million impairment was assessed on the Company’s Oklahoma assets at March 31, 2020. No impairment was required as of June 30, 2020 or June 30, 2019.

General and Administrative

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
General and administrative	$1,408,781	$1,055,028	$2,590,813	$2,528,309

G&A expenses consist of general corporate expenses such as compensation, legal, accounting and professional fees, consulting services, travel and other related corporate costs such as stock options and restricted stock granted and the related non-cash compensation.

G&A expenses for the three months ended June 30, 2020 increased $0.4 million or 33.5%. This was due to fees related to the tender offer in June 2020, which closed in July 2020, and due to legal fees related to executive compensation. For the six months ended June 30, 2020, G&A expenses were consistent and only increased by $0.1 million, or 2.5%, compared to the same period in 2019. They were consistent because of higher costs during the first quarter of 2019 required during the process of delisting from the TSX and listing on the NASDAQ, and higher costs during the second quarter of 2020 due to the fees related to the tender offer in June 2020, and the legal fees related to executive compensation.

Interest Expense

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Interest expense	$28,317	$29,010	$56,323	$56,619

Interest expense relates to the commitment fees paid on the revolving line of credit.

Interest expense remained consistent during the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019. Interest expense for the periods consists primarily of commitment fees as Epsilon did not access our line of credit during this time.

Gain (Loss) on Derivative Contracts

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Gain (loss) on derivative contracts	$(85,348)	$2,734,988	$1,635,669	$2,224,234

For the six months ended June 30, 2020 and 2019, Epsilon entered into NYMEX Henry Hub Natural Gas Futures swap and Dominion basis swap derivative contracts for the purpose of hedging its physical natural gas sales revenue. During the three and six months ended June 30, 2020 we received net cash settlements of $1,031,828 and $2,377,769 respectively. For the three and six months ended June 30, 2019, Epsilon paid $371,664, and received $187,420, respectively on the settlement of contracts.

For the three months ended June 30, 2020, a $308,638 increase in the value of Henry Hub swaps, due to a decrease in Henry Hub prices, was offset by a $378,829 decrease in the value of Dominion basis swaps, due to narrowing regional basis, and $15,158 in transaction costs. For the three months ended June 30, 2019, the value of the Henry Hub swaps and Dominion basis swaps increased $2,537,567 and $212,852, respectively, due to lower Henry Hub prices and widening regional basis, partially offset by $15,431 of transaction costs.

For the six months ended June 30, 2020, a $1,837,588 increase in the value of Henry Hub swaps, due to a decrease in Henry Hub prices, was offset by a $172,811 decrease in the value of Dominion basis swaps, due to narrowing regional basis, and the $29,108 in transaction costs. For the six months ended June 30, 2019, a $2,690,817 increase in the value of the Henry Hub swaps, due to a decrease in Henry Hub prices, was offset by a $441,509 decrease in the value of the Dominion basis swaps, due to narrowing regional basis, and the $25,074 cost of transacting.

Other Income (Expense)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Interest income and other income (expense)	$13,038	$47,029	$32,343	$89,743

For the three and six months ended June 30, 2020 and 2019 other income consisted primarily of interest income.

Capital Resources and Liquidity

Cash Flow

The primary source of cash for Epsilon during the three and six months ended June 30, 2020 was funds generated from operations, and cash received on the settlement of derivative contracts. For the three and six months ended June 30, 2019, the primary source of funds was from operations. In addition to operations, the primary uses of cash for the three and six months ended June 30, 2020 were development of natural gas properties, and the repurchase of shares of common stock. Under the issuer tender offer, Epsilon utilized cash on hand to pay for the 2,337,034 properly tendered and not withdrawn common shares at a cost of approximately $7.15 million, excluding fees and expenses. For the three and six months ended June 30, 2019 cash was used for income tax pre-payments, repurchase of shares of common stock, and acquisitions and development of oil and gas properties.

At June 30, 2020, we had a working capital surplus of $17.2 million, an increase of $2.3 million over the $14.9 million surplus at December 31, 2019. The surplus increased from December 31, 2019 because of the cash that is continually being generated by operations and cash received from the settlement of derivative contracts. The Company anticipates its current cash balance, cash flows from operations, and available sources of liquidity to be sufficient to meet its cash requirements. However, as the impact of recent declines in worldwide crude oil and natural gas prices and the impact of COVID-19 on the economy evolves, Epsilon will continue to assess its liquidity needs. In the event of a sustained market deterioration, the Company may need additional liquidity, which would require it to evaluate available alternatives and take appropriate actions.

Three and six months ended June 30, 2020 compared to 2019

During the six months ended June 30, 2020, $8.3 million was provided by the Company’s operating activities, compared to $8.0 million provided during the same period in 2019, a $0.3 million, and 3.3% increase. The increase was mainly due to increased cash received on the settlement of derivative contracts, but was offset by a decrease in revenues received as discussed previously. During the three months ended June 30, 2020, $3.1 million was provided by the Company’s operating activities compared to $4.1 million provided during the same period in 2019, a $1.0 million or 24.6% decrease. The decrease was mainly due to a decrease in revenues from operations, but was offset by additional receipts received on derivative contracts.

The Company used $1.8 million and $4.1 million of cash for investing activities during the three and six months ended June 30, 2020, respectively. This was spent primarily on leasehold and development costs targeting increasing production in Pennsylvania. For the three and six months ended June 30, 2019, the Company used $3.1 million and $4.6 million, respectively mainly on cash calls for wells to be developed in Oklahoma and leasehold development costs in Pennsylvania.

The $0.4 million and $1.9 million for the three and six months ended June 30, 2020, respectively, and the $1.0 million and $1.2 million for the three and six months ended June 30, 2019, respectively, of cash used for financing activity was related to the repurchase of common shares of the Company.

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

The bank has a first priority security interest in the tangible and intangible assets of Epsilon Energy USA to secure any outstanding amounts under the agreement. Under the terms of the agreement, the Company must maintain the following covenants:

● Interest coverage ratio greater than 3 based on income adjusted for interest, taxes and non-cash amounts.

● Current ratio, adjusted for line of credit amounts used and available and non-cash amounts, greater than 1.

● Leverage ratio less than 3.5 based on income adjusted for interest, taxes and non-cash amounts.

Epsilon was in compliance with the financial covenants of the agreement as of June 30, 2020 and December 31, 2019 and expect to be in compliance for the next 12 months. We expect to remain in compliance as we currently have no borrowings under the facility and funded all operations for 2019 and all operations through June 30, 2020 out of operating cash flow and cash on hand and expect to continue to do so through 2020.

	Balance at	Balance at
	June 30,	December 31,	Borrowing Base	Interest
	2020	2019	June 30, 2020	Rate
Revolving line of credit	$—	$—	$23,000,000	3 mo. LIBOR + 2.75%

Available borrowing capacity under the credit agreement is $23 million was reaffirmed on February 11, 2020.

Repurchase Transactions

Since May 20, 2019, Epsilon has conducted a normal course issuer bid (“NCIB”) to repurchase our issued and outstanding common shares, when doing so has been accretive to management's estimates of intrinsic value per share. The NCIB will end on May 19, 2020. Since the commencement of the NCIB on May 20, 2019, Epsilon has strengthened its financial position and overhead costs. With sufficient cash flow from operations, it used discretionary cash to fund these repurchases. Since May 20, 2019, Epsilon has repurchased 1,353,410 common shares of the authorized 1,367,762 purchase amount. During the six months ended June 30, 2020, the Company spent $1,910,765 under the NCIB. For the six months ended June 30, 2019, Epsilon spent $1,227,364 to repurchase common shares.

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

At June 30, 2020, Epsilon’s outstanding natural gas commodity swap contracts consisted of the following:

		Weighted Average Price ($/MMbtu)
	Volume		Basis	Fair Value of Asset
Derivative Type	(MMbtu)	Swaps	Differential	June 30, 2020
2020
Fixed price swap	1,912,500	$2.73	$—	1,222,340
Basis swap	2,832,500	$—	$(0.46)	35,362
	4,745,000			$1,257,702

Contractual Obligations

The following table summarizes Epsilon’s contractual obligations at June 30, 2020:

	Payments Due by Period
		Less than	1 – 3	Greater than
	Total	1 Year	Years	3 Years
Derivative liabilities(1)	106,190	106,190	—	—
Asset retirement obligation, undiscounted	8,925,484	1,608,499	—	7,316,985
Capital expenditure commitments	2,517,649	545,273	1,972,376	—
Operating leases	296,177	50,294	209,870	36,013
Total future commitments	$11,845,500	$2,310,256	$2,182,246	$7,352,998

________________________

(1)	The liability balance shown represents the gross mark-to-market liability balance of derivative contracts before being offset by contracts in an asset position.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, the Company had no off-balance sheet arrangements.

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

Interest Rate Risk

Market risk is estimated as the change in fair value resulting from a hypothetical 100 basis point change in the interest rate on the outstanding balance under our credit agreement. The credit agreement allows us to fix the interest rate for all or a portion of the principal balance for a period up to six months. To the extent that the interest rate is fixed, interest rate changes affect the instrument’s fair market value but do not affect results of operations or cash flows. Conversely, for the portion of the credit agreement that has a floating interest rate, interest rate changes will not affect the fair market value but will affect future results of operations and cash flows.

At June 30, 2020 and 2019, the outstanding principal balance under the credit agreement was nil.

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

Based upon such evaluation, we have concluded that as of June 30, 2020 our disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting related to the preparation of our oil and gas properties impairment calculation in accordance with the relevant accounting literature and the related review control as of March 31, 2020.

The effect of the error that resulted from the material weakness discussed above was corrected as part of the 10-Q reporting process, and management has concluded that the consolidated financial statements included in both our report at March 31, 2020, and this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management’s Remediation Plan

Our management has implemented a remediation plan to address the operating effectiveness control deficiencies that led to the material weakness described above. Management’s plan of remediation included a review of Epsilon’s internal controls by a third-party consultant. The review of impairment and related processes has been completed and Epsilon has put into effect their recommendations regarding implementing new controls and processes over the calculation and evaluation of impairment. Additionally, Epsilon added a research subscription to the Company’s accounting resources, which management believes will improve the Company’s ability to research accounting rules and procedures. Management believes it has implemented measures sufficient to remediate the material weakness identified above.

However, remedial controls must operate for a sufficient period of time for a definitive conclusion, through testing, that the deficiencies have been fully remediated and, as such, we can give no assurance that the measures we have undertaken have fully remediated the material weakness that we have identified or that additional material weaknesses will not arise in the future.  As management continues to evaluate and improve internal control over financial reporting, we may decide to take additional measures to address control deficiencies, or in appropriate circumstances determine to modify the design of the Company’s internal controls.

Changes in Internal Control over Financial Reporting

Subject to these remediation efforts, that we implemented after March 31, 2020, there have been no significant changes in the Company’s internal control over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by Epsilon Energy Ltd.

The following table contains information about our acquisition of equity securities during the six months ended June 30, 2020:

			Total number	Maximum number
			of shares	of shares that
			purchased as	may yet be
	Total number	Average price	part of publicly	purchased under
	of shares	paid per	announced plans	the plans or
	purchased	share	or programs (3)	programs
Beginning balance at May 20, 2019				1,367,762
Shares purchased through December 31, 2019 (1)	696,096	$3.72
January 2020	102,051	$2.95
February 2020	261,519	$3.11
March 2020	124,459	$2.98
April 2020	156,585	$2.48
May 2020	12,700	$2.91
Total as of June 30, 2020 (2)	1,353,410	$3.33	1,353,410	14,352

(1)	Shares purchased through December 31, 2019 were cancelled prior to the year ended December 31, 2019.

(2)	Commencing on May 20, 2019, the Company entered into a share repurchase program on the NASDAQ conducted in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934. The Company was authorized to repurchase up to 1,367,762 of its outstanding common shares, representing 5% of the outstanding common shares of Epsilon as of May 20, 2019, for an aggregate purchase price of not more than $5.0 million. The program ended on May 19, 2020, but Epsilon’s final repurchase under this program occurred on May 8, 2020. Repurchases were made at management’s discretion from time to time through the facilities of the NASDAQ Global Market. The price paid for the common shares was, subject to applicable securities laws, the prevailing market price of such common shares on the NASDAQ Global Market at the time of such purchase. The Company funded the purchase out of available cash and did not incur debt to fund the share repurchase program.

(3)	Although disclosed in the Company’s Form 10-Q filed August 26, 2019, the Company did not publicly announce the share repurchase program under which it purchased the shares described in the column “Total number of shares Purchased” for January through May 2020. The Company publicly announced its intention to commence an issuer tender offer on May 14, 2020, and the issuer tender offer commenced May 19, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

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

Epsilon Energy Ltd.
(Registrant)

Date: August 13, 2020	By:	/s/ B. Lane Bond
B. Lane Bond
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)