Form 10-Q
period 2020-09-30
Epsilon Energy Ltd.
filed 2020-11-10
CIK 1726126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 10, 2020, there were 23,859,136 Common Shares outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report constitute forward-looking statements. The use of any of the words ‘‘anticipate,’’ ‘‘continue,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘may,’’ ‘‘will,’’ ‘‘project,’’ ‘‘should,’’ ‘‘believe,’’ and similar expressions and statements relating to matters that are not historical facts constitute ‘‘forward looking information’’ within the meaning of applicable securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated. Such forward-looking statements are based on reasonable assumptions, but no assurance can be given that these expectations will prove to be correct and the forward-looking statements included in this report should not be unduly relied upon. These statements are made only as of the date of this report. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to natural gas and oil production rates, commodity prices for crude oil or natural gas, supply and demand for natural gas and oil; the estimated quantity of natural gas and oil reserves, including reserve life; future development and production costs, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2019, and those described from time to time in our future reports filed with the Securities and Exchange Commission. You should consider carefully the statements under Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2019 and in the quarterly reports on Form 10-Q  for the quarters ended June 30, 2020 and March 31, 2020, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements. Our Annual Report on Form 10-K for the year ended December 31, 2019 and quarterly reports on Form 10-Q for the quarters ended June 30, 2020 and March 31, 2020 are available on our website at www.epsilonenergyltd.com.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$11,580,278	$14,052,417
Accounts receivable, net of allowance for doubtful accounts of $819,000 at September 30, 2020 and nil at December 31, 2019	3,652,036	4,296,917
Fair value of derivatives	20,258	1,999,802
Prepaid income taxes	2,091,399	1,641,501
Other current assets	511,483	433,687
Total current assets	17,855,454	22,424,324
Non-current assets
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	133,138,412	130,819,256
Unproved properties	21,448,546	21,047,512
Accumulated depletion, depreciation, amortization and impairment	(96,864,983)	(89,255,035)
Total oil and gas properties, net	57,721,975	62,611,733
Gathering system	41,912,242	41,445,225
Accumulated depletion, depreciation, amortization and impairment	(31,697,749)	(29,961,690)
Total gathering system, net	10,214,493	11,483,535
Land	637,464	375,314
Buildings and other property and equipment, net	343,677	211,879
Total property and equipment, net	68,917,609	74,682,461
Other assets:
Restricted cash	565,049	561,294
Prepaid drilling costs	1,341	1,124
Total non-current assets	69,483,999	75,244,879
Total assets	$87,339,453	$97,669,203

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable trade	$1,638,763	$2,828,495
Royalties payable	1,046,899	1,306,922
Accrued capital expenditures	95,237	627,356
Accrued gathering fees	529,722	373,929
Other accrued liabilities	1,427,489	858,188
Asset retirement obligation	1,581,561	1,503,978
Total current liabilities	6,319,671	7,498,868
Non-current liabilities
Asset retirement obligation	1,489,386	1,405,877
Deferred income taxes	12,201,046	12,401,464
Total non-current liabilities	13,690,432	13,807,341
Total liabilities	20,010,103	21,306,209
Commitments and contingencies (Note 10)
Shareholders' equity
Common shares, no par value, unlimited shares authorized and 23,817,470 issued and outstanding at September 30, 2020 and 26,790,985 shares issued and outstanding at December 31, 2019.	131,730,401	140,808,923
Additional paid-in capital	7,614,593	7,029,488
Accumulated deficit	(81,834,413)	(81,285,895)
Accumulated other comprehensive income	9,818,769	9,810,478
Total shareholders' equity	67,329,350	76,362,994
Total liabilities and shareholders' equity	$87,339,453	$97,669,203

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues from contracts with customers:
Gas, oil, NGLs and condensate revenue	$3,590,706	$2,999,581	$11,716,897	$13,005,722
Gas gathering and compression revenue	2,219,905	2,219,613	6,800,347	6,923,058
Total revenue	5,810,611	5,219,194	18,517,244	19,928,780

Operating costs and expenses:
Lease operating expenses	2,147,795	1,548,902	6,229,682	4,851,090
Gathering system operating expenses	43,711	461,036	221,191	1,012,709
Development geological and geophysical expenses	2,693	—	7,595	83,748
Depletion, depreciation, amortization, and accretion	2,769,193	1,851,466	7,761,339	5,630,368
Impairment of proved properties	—	—	1,760,000	—
Gain on sale of property	—	(445,173)	—	(1,375,000)
Bad debt expense	—	—	819,000	—
General and administrative expenses:
Stock based compensation expense	239,134	133,720	585,105	401,161
Other general and administrative expenses	1,330,604	952,503	3,575,445	3,213,371
Total operating costs and expenses	6,533,130	4,502,454	20,959,357	13,817,447
Operating income (loss)	(722,519)	716,740	(2,442,113)	6,111,333

Other income (expense):
Interest income	4,724	38,618	39,294	127,906
Interest expense	(28,629)	(29,416)	(84,952)	(86,035)
Gain on derivative contracts	419,879	1,270,494	2,055,548	3,494,727
Other income (expense)	—	1	(2,228)	456
Other income, net	395,974	1,279,697	2,007,662	3,537,054

Income (loss) before income tax expense	(326,545)	1,996,437	(434,451)	9,648,387
Income tax expense (benefit)	(33,762)	543,139	114,067	2,983,555
NET INCOME (LOSS)	$(292,783)	$1,453,298	$(548,518)	$6,664,832
Currency translation adjustments	2,273	(900)	8,291	10,944
NET COMPREHENSIVE INCOME (LOSS)	$(290,510)	$1,452,398	$(540,227)	$6,675,776

Net income (loss) per share, basic	$(0.01)	$0.05	$(0.02)	$0.24
Net income (loss) per share, diluted	$(0.01)	$0.05	$(0.02)	$0.24
Weighted average number of shares outstanding, basic	23,955,619	27,060,387	25,550,194	27,218,162
Weighted average number of shares outstanding, diluted	23,955,619	27,094,391	25,550,194	27,240,117

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

						Accumulated
						Other		Total
	Common Shares Issued		Treasury Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	paid-in Capital	Income	Deficit	Equity
Balance at January 1, 2020	26,790,985	$140,808,923	—	$—	$7,029,488	$9,810,478	$(81,285,895)	$76,362,994
Net income	—	—	—	—	—	—	310,299	310,299
Stock-based compensation expenses	—	—	—	—	173,919	—	—	173,919
Buyback of common shares	—	—	(488,029)	(1,499,586)	—	—	—	(1,499,586)
Other comprehensive loss	—	—	—	—	—	(114)	—	(114)
Balance at March 31, 2020	26,790,985	$140,808,923	(488,029)	$(1,499,586)	$7,203,407	$9,810,364	$(80,975,596)	$75,347,512
Net loss	—	—	—	—	—	—	(566,034)	(566,034)
Stock-based compensation expenses	—	—	—	—	172,052	—	—	172,052
Buyback of common shares	—	—	(169,285)	(427,612)	—	—	—	(427,612)
Other comprehensive income	—	—	—	—	—	6,132	—	6,132
Balance at June 30, 2020	26,790,985	$140,808,923	(657,314)	$(1,927,198)	$7,375,459	$9,816,496	$(81,541,630)	$74,532,050
Net income	—	—	—	—	—	—	(292,783)	(292,783)
Stock-based compensation expenses	—	—	—	—	239,134	—	—	239,134
Retirement of treasury shares	(657,314)	(1,927,198)	657,314	1,927,198	—	—	—	—
Shares retired through tender offer	(2,337,034)	(7,151,324)	—	—	—	—	—	(7,151,324)
Vesting of shares of stock	20,833	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	2,273	—	2,273
Balance at September 30, 2020	23,817,470	$131,730,401	—	$—	$7,614,593	$9,818,769	$(81,834,413)	$67,329,350

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

						Accumulated
						Other		Total
	Common Shares Issued		Treasury Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	paid-in Capital	Income	Deficit	Equity
Balance at January 1, 2019	27,439,300	$143,705,441	(26,953)	$(94,418)	$6,519,028	$9,797,930	$(89,983,894)	$69,944,087
Net income	—	—	—	—	—	—	1,373,676	1,373,676
Stock-based compensation expenses	—	—	—	—	133,720	—	—	133,720
Retirement of treasury shares	(26,953)	(94,418)	26,953	94,418	—	—	—	—
Buyback and retirement of common shares	(57,100)	(248,381)	—	—	—	—	—	(248,381)
Other comprehensive income	—	—	—	—	—	10,792	—	10,792
Balance at March 31, 2019	27,355,247	$143,362,642	—	$—	$6,652,748	$9,808,722	$(88,610,218)	$71,213,894
Net income	—	—	—	—	—	—	3,837,858	3,837,858
Stock-based compensation expenses	—	—	—	—	133,721	—	—	133,721
Buyback of common shares	—	—	(237,189)	(985,264)	—	—	—	(985,264)
Other comprehensive income	—	—	—	—	—	1,052	—	1,052
Balance at June 30, 2019	27,355,247	$143,362,642	(237,189)	$(985,264)	$6,786,469	$9,809,774	$(84,772,360)	$74,201,261
Net income	—	—	—	—	—	—	1,453,298	1,453,298
Stock-based compensation expenses	—	—	—	—	133,720	—	—	133,720
Exercise of stock options	25,000	54,250	—	—	—	—	—	54,250
Buyback of common shares	—	—	(126,341)	(480,646)	—	—	—	(480,646)
Other comprehensive loss	—	—	—	—	—	(900)	—	(900)
Balance at September 30, 2019	27,380,247	$143,416,892	(363,530)	$(1,465,910)	$6,920,189	$9,808,874	$(83,319,062)	$75,360,983

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(548,518)	$6,664,832
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	7,761,339	5,630,368
Impairment of proved properties	1,760,000	—
Bad debt expense	819,000	—
Gain on sale/disposal of properties	—	(1,375,000)
Gain on derivative contracts	(2,055,548)	(3,494,727)
Cash received from settlements of derivative contracts	4,035,092	1,344,690
Stock-based compensation expense	585,105	401,161
Deferred income tax expense (benefit)	(200,418)	853,116
Changes in assets and liabilities:
Accounts receivable	(174,119)	1,869,411
Prepaid income taxes and other current assets	(527,694)	19,321
Accounts payable, royalties payable and other accrued liabilities	639,224	(1,422,238)
Income taxes payable	—	1,338,225
Net cash provided by operating activities	12,093,463	11,829,159
Cash flows from investing activities:
Acquisition of unproved oil and gas properties	—	(596,500)
Additions to unproved oil and gas properties	(401,034)	(919,873)
Additions to proved oil and gas properties	(4,238,580)	(5,452,166)
Additions to gathering system properties	(436,111)	(238,823)
Additions to land, buildings and property and equipment	(415,674)	—
Prepaid drilling costs	(217)	(1,739)
Proceeds from sale of leases	—	1,375,000
Net cash used in investing activities	(5,491,616)	(5,834,101)
Cash flows from financing activities:
Buyback of common shares	(9,078,522)	(1,714,291)
Exercise of stock options	—	54,250
Net cash used in financing activities	(9,078,522)	(1,660,041)
Effect of currency rates on cash, cash equivalents and restricted cash	8,291	10,944
Increase (decrease) in cash, cash equivalents and restricted cash	(2,468,384)	4,345,961
Cash, cash equivalents and restricted cash, beginning of period	14,613,711	14,959,518
Cash, cash equivalents and restricted cash, end of period	$12,145,327	$19,305,479

Supplemental cash flow disclosures:
Income taxes paid	$760,000	$733,200
Interest paid	$84,952	$89,817

Non-cash investing activities:
Change in proved properties accrued in accounts payable and accrued liabilities	$(1,926,910)	$1,129,972
Change in gathering system accrued in accounts payable and accrued liabilities	$30,906	$(1,142)
Asset retirement obligation asset additions and adjustments	$7,487	$9,997

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

Recent Developments

The significant demand declines caused by the global response to the coronavirus 2019 pandemic (“COVID-19”) as well as the actions taken by a number of global oil producers has contributed to steep declines in the demand and pricing for oil, natural gas and NGLs, negatively impacting U.S. producers. The commodity price environment is expected to remain depressed based on over-supply, decreased demand and a drastic global economic downturn. While Epsilon did not incur significant disruptions to operations during the nine months ended September 30, 2020 as a result of the COVID-19 pandemic, the Company did need to recognize an impairment on its legacy Oklahoma producing assets due to the historically low commodity prices. The full impact of the COVID-19 pandemic continues to evolve as of the date of this report. As such, the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations is uncertain. Management is actively monitoring the impact of the COVID-19 pandemic on the Company's financial condition, liquidity, operations, suppliers, industry and ability to obtain financing in future reporting periods. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, the Company is currently not able to estimate the effects of the COVID-19 pandemic on its results of operations, financial condition, or liquidity for the future. However, if the pandemic and the low oil and gas price environment continue, it may have a material adverse effect on the Company’s operating cash flows, liquidity, and future development plans.

The federal government has passed a series of relief and stimulus packages, including the CARES Act, for the country, but Epsilon has not and does not anticipate that it will apply for assistance under such programs. Accordingly, these programs have no effect on Epsilon’s financial statements.

On June 28, 2020, Chesapeake Energy Corporation (“CHK”) filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code (“Petition”). Chesapeake Energy Marketing, Inc. is one of the Anchor Shippers under the Anchor Ship Gas Gathering Agreement (“ASGGA”) for the Auburn GGS with a 43.8750% voting percentage. The Williams Companies Inc. (“Williams”), including its subsidiary Appalachia Midstream Services, L.L.C. (“AMS”), is listed in the petition as a top 30 creditor of CHK, with an amount due by CHK under the ASGGA. On June 28, 2020 unpaid fees attributable to CHK for the ASGGA for May and June 2020 gathering fees were $1.1 million and $1.3 million respectively. As of September 30, 2020, Epsilon has recorded an allowance for doubtful accounts for the Company’s 35% share of these payments for a total bad debt expense of $0.8 million. Epsilon is a 35% owner in the ASGGA. Whether and when these pre-petition amounts are paid depends on how the bankruptcy proceeding unfolds related to the ASGGA. Pre-petition amounts are handled differently than post-petition amounts (amounts for services related to CHK’s production after June 28, 2020).  The general rule post-petition is that, if CHK wants to receive the continued provision of services under the ASGGA, Williams is required to continue to perform under the ASGGA provided that Williams is paid for such performance.  Currently, CHK continues to produce into the gathering system, and drill and complete wells in the areas covered by the ASGGA, as such, no further provision for amounts post-petition was required. In addition, one well that we have interest in began production in October 2020, and another is scheduled to begin in November.

Accordingly, the Company is unable to predict the impact that the COVID-19 pandemic and the CHK bankruptcy will have on it, including our financial position, operating results, liquidity and ability to obtain financing in future reporting periods, due to numerous uncertainties.

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

Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Epsilon Energy USA, Inc. and its wholly owned subsidiaries, Epsilon Midstream, LLC, Dewey Energy GP, LLC, Dewey Energy Holdings, LLC, Epsilon Operating, LLC, and Altolisa Holdings, LLC. With regard to the gathering system, in which Epsilon owns an undivided interest in the asset, proportionate consolidation accounting is used. All inter-company transactions have been eliminated.

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

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company is currently assessing the impact of adopting this new guidance.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (ASU 2016-02), which significantly changes accounting for leases by requiring that lessees recognize a right of use asset and a related lease liability representing the obligation to make lease payments, for all lease transactions with terms greater than one year. Additional disclosures about an entity’s lease transactions will also be required. ASU 2016-02 defines a lease as “a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration.” ASU 2016-02 is effective for the Company for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. In July, the FASB voted to extend the adoption date by one year for private and non-profit companies, and thus emerging growth companies as well. As an emerging growth company, Epsilon plans to defer adoption of ASU 2016-02 until the fiscal year beginning after December 15, 2021. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented in the financial statements using a modified retrospective approach. Epsilon is reviewing the provisions of ASU 2016-02 and anticipates the addition of an insignificant asset and related liability associated with our office lease beginning in January 2022.

3. Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents include cash on hand and short term, highly liquid investments with original maturities of three months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value.

Restricted cash consists of amounts deposited to back bonds or letters of credit for potential well liabilities. The Company presents restricted cash with cash and cash equivalents in the Consolidated Statements of Cash Flows. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts in the Consolidated Statements of Cash Flows as of September 30, 2020 and 2019:

	September 30,	September 30,
	2020	2019
Cash and cash equivalents	$11,580,278	$18,746,426
Restricted cash included in other assets	565,049	559,053
Cash, cash equivalents and restricted cash in the statement of cash flows	$12,145,327	$19,305,479

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

4.  Property and Equipment

The following table summarizes the Company’s property and equipment as at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	$133,138,412	$130,819,256
Unproved properties	21,448,546	21,047,512
Accumulated depletion, depreciation, amortization and impairment	(96,864,983)	(89,255,035)
Total oil and gas properties, net	57,721,975	62,611,733
Gathering system	41,912,242	41,445,225
Accumulated depletion, depreciation, amortization and impairment	(31,697,749)	(29,961,690)
Total gathering system, net	10,214,493	11,483,535
Land	637,464	375,314
Buildings and other property and equipment, net	343,677	211,879
Total property and equipment, net	$68,917,609	$74,682,461

Property Additions and Acquisitions

No acquisitions were made during the nine months ended September 30, 2020. During the year ended December 31, 2019, the Company acquired additional acres in the Anadarko Basin for $596,500.

Property Sale

In June 2019, the Company completed the first part of a sale of undeveloped, stranded leases in Pennsylvania. At that time, the Company received $1.0 million. The sale was completed in July 2019 with a final payment of $0.4 million for a total of $1.4 million received for the stranded leases. No subsequent sales have occurred.

Property Impairment

Epsilon performs a quantitative impairment test quarterly or whenever events or changes in circumstances indicate that an asset group's carrying amount may not be recoverable, over proved properties using the published NYMEX forward prices, timing, methods and other assumptions consistent with historical periods. When indicators of impairment are present, tests require that the Company first compare expected future undiscounted cash flows by asset group to their respective carrying values. If the carrying amount exceeds the estimated undiscounted future cash flows, a reduction of the carrying amount of the natural gas properties to their estimated fair values is required. This is determined based on discounted cash flow techniques using significant assumptions including projected revenues, future commodity prices, and a market-specific weighted average cost of capital which are affected by expectations about future market and economic conditions.

During the three months ended March 31, 2020, Epsilon recognized certain indicators of impairments specific to our Oklahoma assets related to historically low oil and NGL prices and determined that the carrying value of those assets was not recoverable. As a result of this assessment, a $1.76 million impairment was assessed on the Company’s Oklahoma assets at March 31, 2020. No further impairment was required at September 30, 2020 and no impairment was required as of December 31, 2019.

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

On January 7, 2019, the maturity date of the Credit Facility was extended to March 1, 2022 and the borrowing base was increased from $13.5 million to $23 million. The borrowing base is subject to twice per annum redetermination by the lenders based on, among other things, their evaluation of the Company’s natural gas reserves. Additionally, the Company is required to maintain acceptable commodity hedging agreements covering at least 25% of projected production of natural gas for the succeeding calendar year, along with 50% for the current calendar year.

On August 14, 2019 the commodity hedging requirements were updated. Currently, when the Company’s utilization exceeds 25%, the Company must have in place acceptable commodity hedging agreements covering at least 75% of projected production for the first full twelve months after such occurrence and 50% of projected production of natural gas for the succeeding nine months.

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

The Company was in compliance with the financial covenants of the Credit Facility as of September 30, 2020 and December 31, 2019 and expects to be in compliance with the financial covenants for the next 12 months.

A commitment fee of 0.50% is assessed quarterly on the daily average unused borrowing base on the Credit Facility.

	Balance at	Balance at
	September 30,	December 31,	Current	Interest Rate
	2020	2019	Borrowing Base	3 mo.
Revolving line of credit	$—	$—	$23,000,000	LIBOR + 2.75% (1)

(1)	At September 30, 2020, the weighted average interest rate was 2.98%.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

6. Shareholders’ Equity

(a)Authorized shares

The Company is authorized to issue an unlimited number of Common Shares with no par value and an unlimited number of Preferred Shares with no par value.

(b)Purchases of Equity Shares

Normal Course Issuer Bid

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

Repurchases were made at management’s discretion from time to time through the facilities of the NASDAQ Global Market. The price paid for the common shares was, subject to applicable securities laws, the prevailing market price of such common shares on the NASDAQ Global Market at the time of such purchase. The Company funded the purchases out of available cash and did not incur debt to fund the share repurchase program.

Substantial Issuer Bid/Issuer Tender Offer

On May 14, 2020, the Company’s Board of Directors announced its intention to commence a substantial issuer bid/issuer tender offer to purchase for cash up to an aggregate of approximately $6.2 million of its common shares. In May 2020, upon the terms and subject to the conditions described in the Offer to Purchase dated May 19, 2020, as amended, the Company offered to repurchase up to 2,000,000 of its common shares for $3.06 per share, excluding taxes and interest, for a total cost of approximately $6.1 million, excluding expenses of the tender offer. As permitted under Rule 13e-4(f) and Rule 14e-1(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and as stated in its Offer to Purchase, Epsilon was permitted to take up and pay for 2,000,000 Common Shares plus 2% of its issued and outstanding Common Shares, or an aggregate total of up to 2,522,673 Common Shares. The tender offer expired on June 30, 2020, and on July 6, 2020 the Company announced that it accepted 2,337,034 shares for repurchase under the terms of the Offer to Purchase for an aggregate consideration of $7,151,324, or $3.06 per share, excluding fees and expenses. The Company canceled all common shares taken up and paid for under the tender offer. The Company funded the repurchases under the tender offer with cash on hand. As of November 10, 2020, the Company has 23,859,136 shares issued and outstanding.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table contains activity relating to our acquisition of equity securities during the nine months ended September 30, 2020:

			Total number	Maximum number
			of shares	of shares that
			purchased as	may yet be
	Total number	Average price	part of publicly	purchased under
	of shares	paid per	announced plans	the plans or
	purchased	share	or programs (4)	programs (5)
Beginning of normal-course issuer bid, May 20, 2019				1,367,762
Shares purchased through December 31, 2019 (1) (2)	696,096	$3.72
January 2020 (2)	102,051	$2.95
February 2020 (2)	261,519	$3.11
March 2020 (2)	124,459	$2.98
April 2020 (2)	156,585	$2.48
May 2020 (2)	12,700	$2.91
July 2020 (3)	2,337,034	$3.06	2,337,034
Total as of September 30, 2020	3,690,444	$3.16	2,337,034	—

(1)	Shares purchased through December 31, 2019 were cancelled prior to the year ended December 31, 2019.

(2)	Epsilon repurchased these shares under its share repurchase program that commenced on May 20, 2019, as described above.

(3)	Epsilon repurchased these shares under its substantial issuer bid/issuer tender offer dated May 19, 2020, as described above.

(4)	The Company announced its intention to commence a substantial issuer bid/issuer tender offer on May 14, 2020, and the substantial issuer bid/issuer tender offer commenced May 19, 2020, as described above.

(5)	The normal-course issuer bid expired on May 19, 2020, and the substantial issuer bid/issuer tender offer expired on June 30, 2020.

(c)Equity Incentive Plan

Epsilon’s board of directors (the “Board”) adopted the 2020 Equity Incentive Plan (the “2020 Plan”) on July 22, subject to approval by Epsilon’s shareholders at Epsilon’s 2020 Annual General and Special Meeting of shareholders, which occurred on September 1, 2020 (the “Meeting”).  Shareholders approved the 2020 Plan at the Meeting. Following Epsilon’s listing on the NASDAQ Global Market, the Board determined that it is in the best interest of the shareholders to approve a new incentive plan that is compliant with U.S. public company equity plan rules and practices that would replace Epsilon’s Amended and Restated 2017 Stock Option Plan (including its predecessors) and the Share Compensation Plan (collectively referred to as the “Predecessor Plans”). No further awards will be granted under the Predecessor Plans.

The 2020 Plan provides for incentive compensation in the form of stock options, stock appreciation rights, restricted stock and stock units, performance shares and units, other stock-based awards and cash-based awards. Under the 2020 Plan, Epsilon will be authorized to issue up to 2,000,000 Common Shares. As of September 30, 2020, the Company granted, after the Compensation Committee approved the terms, target formulas, and peer group applicable to the performance incentive awards, and the shareholders approved the 2020 Plan at the Meeting on September 1, 2020, 125,000 awards to Mr. Raleigh, leaving 1,875,000 shares available to be granted under the 2020 Plan. No shares subject to awards currently outstanding under the Predecessor Plans that expire or are forfeited will become available for issuance under the 2020 Plan.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Restricted and Performance Stock Units

For the nine months ended September 30, 2020, 20,833 performance-based, restricted shares were awarded to Michael Raleigh, the Company’s chief executive officer, based on the approval by the Company’s independent compensation committee. Additionally, Mr. Raleigh was granted 104,167 Performance Stock Units (“PSU”) that will potentially vest over the next 3 years, with the potential to add another 125,000 bonus shares. These shares are based on certain terms, target formulas, and relative peer group performance, and Mr. Raleigh’s continued employment. Compensation related to these PSUs was immaterial for the three months ended September 30, 2020, and therefore was not recognized..

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

Stock compensation expense for the granted Restricted Stock is recognized over the vesting period. Stock compensation expense recognized during the three and nine months ended September 30, 2020 was $239,134 and $583,238, respectively (for the three and nine months ended September 30, 2019, $127,419 and $382,258, respectively).

At September 30, 2020, the Company had unrecognized stock based compensation related to these shares of $793,439 to be recognized over a weighted average period of 1.02 years (at December 31, 2019: $1,309,594 over 1.34 years).

The following table summarizes Restricted Stock activity for the nine months ended September 30, 2020, and the year ended December 31, 2019:

	Nine months ended		Year ended
	September 30, 2020		December 31, 2019
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Remaining Life	Shares	Remaining Life
	Outstanding	(years)	Outstanding	(years)
Balance non-vested Restricted Stock at beginning of period	346,499	1.67	282,833	2.56
Granted	20,833	—	184,500	3.00
Vested	(20,833)	—	(106,834)	—
Forfeited	—	—	(14,000)	2.64
Balance non-vested Restricted Stock at end of period	346,499	0.92	346,499	1.67

Stock Options

Through September 30, 2020, the Company had outstanding stock options covering 245,000 Common Shares at an overall average exercise price of $5.27 per Common Share to directors, officers, and employees of the Company and its subsidiaries. These 245,000 options have a weighted average expected remaining term of approximately 2.5 years.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table summarizes stock option activity for the nine months ended September 30, 2020 and the year ended December 31, 2019:

	Nine months ended		Year ended
	September 30, 2020		December 31, 2019
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
Exercise price in US$	Outstanding	Price (1)	Outstanding	Price (1)
Balance at beginning of period	245,000	$5.27	290,750	$5.02
Exercised	—		(25,000)	2.17
Expired/Forfeited	—		(20,750)	5.37
Balance at period-end	245,000	$5.27	245,000	$5.27

Exercisable at period-end	245,000	$5.27	206,670	$5.32

(1)	Exercise price has been converted to US$ using the rate of Cdn$1.33 to US$1, the rate on March 15, 2019, the date Epsilon Energy, Ltd was delisted from the TSX.

At September 30, 2020, using the Black Scholes model, the Company had unrecognized stock based compensation, related to these options, of nil (at December 31, 2019: $1,867 over 0.08 years). The aggregate intrinsic value at September 30, 2020 was nil (at December 31, 2019: nil). For the three and nine months ended September 30, 2020, nil and $1,867, respectively, of stock compensation expense, related to these options, was recognized (for the three and nine months ended September 30, 2019, $6,301 and $18,903, respectively).

During the nine months ended September 30, 2020 and the year ended December 31, 2019, the Company awarded no stock options.

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

The following table details revenue for the three and nine months ended September 30, 2020 and 2019.

	Three months ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating revenue
Natural gas	$3,573,908	$2,933,695	$11,470,012	$12,698,643
Natural gas liquids	14,843	23,905	56,705	88,256
Oil and condensate	1,955	41,981	190,180	218,823
Gathering and compression fees	2,219,905	2,219,613	6,800,347	6,923,058
Total operating revenue	$5,810,611	$5,219,194	$18,517,244	$19,928,780

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts on a case by case basis once there is evidence that collection is not probable. Due to the bankruptcy filed by Chesapeake Energy Corporation (“CHK”) on June 28, 2020, the Company recorded an allowance for possible uncollectable fees. Unpaid fees attributable to CHK for May and June 2020 gathering system services were $1.1 million and $1.3 million respectively. As of September 30, 2020, Epsilon has recorded an allowance for doubtful accounts for the Company’s 35% share of these payments for a total bad debt expense of $0.8 million. Additional amounts of bad debt expense are not needed as CHK is currently paying all post-petition amounts.

The following table details accounts receivable net of allowance for doubtful accounts as at September 30, 2020 and December 31, 2019.

	September 30,	December 31,
	2020	2019
Accounts receivable
Natural gas and oil sales	$1,792,828	$2,293,044
Joint interest billing	61,556	59,127
Gathering and compression fees	2,612,753	1,940,308
Other	3,899	4,438
Total accounts receivable	4,471,036	4,296,917
Less: allowance for doubtful accounts	(819,000)	—
Total accounts receivable, net of allowance for doubtful accounts	$3,652,036	$4,296,917

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

8. Accumulated Other Comprehensive Income

Accumulated other comprehensive income (loss) includes certain transactions that have generally been reported in the condensed consolidated statements of changes in shareholders’ equity, including translation gains (losses) related to the convertible debentures that will remain frozen in accumulated other comprehensive income until such time Epsilon Energy Ltd. is liquidated. Activity within Accumulated other comprehensive income for the three and nine months ended September 30, 2020 and 2019 consisted of the following:

	Three months ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance at beginning of period	$9,816,496	$9,809,774	$9,810,478	$9,797,930
Translation gain other	2,273	(900)	8,291	10,944
Balance at end of period	$9,818,769	$9,808,874	$9,818,769	$9,808,874

9. Income Taxes

Income tax provisions for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Current:
Federal	$159,626	$1,622,486	$272,016	$1,622,486
State	4,829	460,765	42,469	507,953
Total current income tax expense	164,455	2,083,251	314,485	2,130,439
Deferred:
Federal	(185,265)	(1,256,553)	(251,979)	509,308
State	(12,952)	(283,559)	51,561	343,808
Total deferred tax expense (benefit)	(198,217)	(1,540,112)	(200,418)	853,116
Income tax expense (benefit)	$(33,762)	$543,139	$114,067	$2,983,555

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

Our effective tax rate will typically differ from the statutory federal rate primarily as a result of state income taxes and the valuation allowance against the Canadian net operating loss. The effective tax rate for the nine months ended September 30, 2020 was higher than the statutory federal rate as a result of the state income taxes and the valuation allowance against the Canadian net operating loss.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

10. Commitments and Contingencies

The Company’s future minimum lease commitments as of September 30, 2020 are summarized in the following table:

Year ended
December 31,	Payments
2020	25,147
2021	103,073
2022	106,797
2023	36,013
$271,030

The Company enters into commitments for capital expenditures in advance of the expenditures being made. As of September 30, 2020, the Company had commitments of $2.63 million for capital expenditures.

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

The net income (loss) used in the calculation of basic and diluted net income (loss) per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income (loss) available to shareholders	$(292,783)	$1,453,298	$(548,518)	$6,664,832

In calculating the net income (loss) per share, basic and diluted, the following weighted-average shares were used:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Basic weighted-average number of shares outstanding	23,955,619	27,060,387	25,550,194	27,218,162
Dilutive stock options	—	—	—	—
Unvested restricted shares granted	—	34,004	—	21,955
Diluted weighted average shares outstanding	23,955,619	27,094,391	25,550,194	27,240,117

The Company excluded the following shares from the diluted EPS because their inclusion would have been anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Anti-dilutive options	245,000	255,000	245,000	255,000
Anti-dilutive unvested restricted shares	346,499	248,829	346,499	260,878
Total Anti-dilutive shares	591,499	503,829	591,499	515,878

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The Company’s reportable segments are as follows:

a.	The Upstream segment activities include acquisition, development and production of oil, natural gas, and other liquid reserves on properties within the United States;
b.	The Gas Gathering segment partners with two other companies to operate a natural gas gathering system; and
c.	The Corporate segment activities include corporate listing and governance functions of the Company.

Segment activity as of, and for the nine months ended September 30, 2020 and 2019 is as follows:

	Upstream		Gas Gathering	Corporate		Elimination	Consolidated
As of and for the nine months ended September 30, 2020
Operating revenue
Natural gas	$11,470,012		$—	$—		$—	$11,470,012
Natural gas liquids	56,705		—	—		—	56,705
Oil and condensate	190,180		—	—		—	190,180
Gathering and compression fees	—		8,210,255	—		(1,409,908)	6,800,347
Total operating revenue	$11,716,897	(1)	$8,210,255	$—		$(1,409,908)	$18,517,244

Net earnings (loss) for the period	$(2,301,433)		$4,019,870	$(2,266,955)	(3)	$—	$(548,518)
Operating costs	6,229,682		1,631,099	—		(1,409,908)	6,450,873
Development geological and geophysical expenses	7,595		—	—		—	7,595
Depletion, deprec., amortization and accretion	6,021,053		1,740,286	—		—	7,761,339
Impairment	1,760,000		—	—		—	1,760,000
Bad debt expense	—		819,000	—		—	819,000

Segment assets	$70,549,241		$16,698,193	$92,019		$—	$87,339,453
Capital expenditures(2)	3,128,378		467,017	—		—	3,595,395
Proved properties	36,273,429		—	—		—	36,273,429
Unproved properties	21,448,546		—	—		—	21,448,546
Gathering system	—		10,214,493	—		—	10,214,493
Other property and equipment	981,141		—	—		—	981,141

As of and for the nine months ended September 30, 2019
Operating revenue
Natural gas	$12,698,643		$—	$—		$—	$12,698,643
Natural gas liquids	88,256		—	—		—	88,256
Oil and condensate	218,823		—	—		—	218,823
Gathering and compression fees	—		7,779,107	—		(856,049)	6,923,058
Total operating revenue	$13,005,722	(1)	$7,779,107	$—		$(856,049)	$19,928,780

Net earnings for the period	$5,259,959		$4,465,906	$(3,061,033)	(3)	$—	$6,664,832
Operating costs	4,851,090		1,868,758	—		(856,049)	5,863,799
Development geological and geophysical expenses	83,748		—	—		—	83,748
Depletion, deprec., amortization and accretion	4,185,925		1,444,443	—		—	5,630,368
Gain on sale of property	(1,375,000)		—	—		—	(1,375,000)

Segment assets	$78,581,513		$16,340,875	$87,991		$—	$95,010,379
Capital expenditures(2)	8,098,511		237,681	—		—	8,336,192
Proved properties	37,535,119		—	—		—	37,535,119
Unproved properties	21,015,039		—	—		—	21,015,039
Gathering system	—		11,696,643	—		—	11,696,643

(1)	Segment operating revenue represents revenues generated from the operations of the segment. Inter-segment sales during the nine months ended September 30, 2020 and 2019 have been eliminated upon consolidation. For the nine months ended September 30, 2020, Epsilon sold natural gas to 23 unique customers. The four customers over 10% comprised 27%, 22%, 16% and 13% of total revenue. For the nine months ended September 30, 2019, Epsilon sold natural gas to 26 unique customers. The three customers over 10% comprised 36%, 35% and 11% of total revenue.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

(2)	Capital expenditures for Upstream segment consist primarily of the acquisition of properties, and the drilling and completing of wells while Gas Gathering consists of expenditures relating to the expansion and completion of the gathering and compression facility.
(3)	Segment reporting for net earnings for the period does not include non-monetary compensation, general and administrative expense, interest income, interest expense, both gains and (losses) on derivative contracts, or income tax amounts as they are managed on a group basis and are instead included in the corporate column for reconciliation purposes.

Segment activity for the three months ended September 30, 2020 and 2019 is as follows:

	Upstream		Gas Gathering	Corporate		Elimination	Consolidated
For the three months ended September 30, 2020
Operating revenue
Natural gas	$3,573,908		$—	$—		$—	$3,573,908
Natural gas liquids	14,843		—	—		—	14,843
Oil and condensate	1,955		—	—		—	1,955
Gathering and compression fees	—		2,740,186	—		(520,281)	2,219,905
Total operating revenue	$3,590,706	(1)	$2,740,186	$—		$(520,281)	5,810,611

Net earnings for the period	$(694,490)		$1,541,709	$(1,140,002)	(3)	—	$(292,783)
Operating costs	2,147,795		563,992	—		(520,281)	2,191,506
Development geological and geophysical expenses	2,693		—	—		—	2,693
Depletion, deprec., amortization and accretion	2,134,708		634,485	—		—	2,769,193
Bad debt expense	—		—	—		—	—

Capital expenditures(2)	673,716		325,071	—		—	998,787

For the three months ended September 30, 2019
Operating revenue
Natural gas	$2,933,695		$—	$—		$—	$2,933,695
Natural gas liquids	23,905		—	—		—	23,905
Oil and condensate	41,981		—	—		—	41,981
Gathering and compression fees	—		2,498,232	—		(278,619)	2,219,613
Total operating revenue	$2,999,581	(1)	$2,498,232	$—		$(278,619)	5,219,194

Net earnings for the period	$516,408		$1,286,555	$(349,665)	(3)	$—	$1,453,298
Operating costs	1,548,902		739,655	—		(278,619)	2,009,938
Development geological and geophysical expenses	—		—	—		—	—
Depletion, deprec., amortization and accretion	1,379,444		472,022	—		—	1,851,466
Gain on sale of property	(445,173)		—	—		—	(445,173)

Capital expenditures(2)	4,821,766		(7,944)	—		—	4,813,822

(1)	Segment operating revenue represents revenues generated from the operations of the segment. Inter-segment sales during the three months ended September 30, 2020 and 2019 have been eliminated upon consolidation. For the three months ended September 30, 2020, Epsilon sold natural gas to 20 unique customers. The three customers over 10% comprised 25%, 22% and 21% of total revenue. For the three months ended September 30, 2019, Epsilon sold natural gas to 21 unique customers. The two customers over 10% comprised 60% and 11% of total revenue.
(2)	Capital expenditures for Upstream segment consist primarily of the acquisition of properties, and the drilling and completing of wells while Gas Gathering consists of expenditures relating to the expansion and completion of the gathering and compression facility.
(3)	Segment reporting for net earnings for the period does not include non-monetary compensation, general and administrative expense, interest income, interest expense, both gains and (losses) on derivative contracts, or income tax amounts as they are managed on a group basis and are instead included in the corporate column for reconciliation purposes.

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

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) and the significant risks to the international community and economies as the virus spreads globally beyond its point of origin.  In March 2020, the WHO classified COVID-19 as a pandemic, based on the rapid increase in exposure globally, and throughout the second quarter of 2020 and thereafter, COVID-19 continued to spread throughout the U.S. In addition, after the Organization of the Petroleum Exporting Countries (“OPEC”) and a group of oil producing nations led by Russia failed in March 2020 to agree on oil production cuts, Saudi Arabia announced that it would cut oil prices and increase production, leading to a sharp further decline in oil and natural gas prices. While OPEC, Russia and other oil producing countries reached an agreement in April 2020 to reduce production levels, U.S. production has declined, and a significant crude oil price recovery is not expected until global supply matches current lower levels of demand caused by a number of factors, including the uncertainty around the extent and timing of an economic recovery due to the COVID-19 pandemic. The effects of COVID-19 and concerns regarding its domestic and global spread, as well as the recent actions by Russia and Saudi Arabia, could continue to negatively impact the domestic and international supply and demand for oil and natural gas, to sustain continued price volatility and impact the price paid for oil and natural gas and to materially and adversely affect the demand for and marketability of oil and natural gas production.

Epsilon has historically elected not to designate any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for these financial commodity derivative contracts using the mark-to-market accounting method. Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as gain (loss) on derivative contracts on the condensed consolidated statements of operations and comprehensive income. The related cash flow impact is reflected in cash flows from operating activities. During the three and nine months ended September 30, 2020, Epsilon recognized gains on commodity derivative contracts of $419,879 and $2,055,548, respectively. This amount included cash received on settlements of these contracts of $1,657,323 during the three months ended September 30, 2020 and $4,035,092 during the nine months ended September 30, 2020. For the three and nine months ended September 30, 2019, Epsilon recognized gains on commodity derivative contracts of $1,270,494 and $3,494,727 respectively. This amount included cash received on settlements of these contracts of $1,157,271 during the three months ended September 30, 2019 and $1,344,690 during the nine months ended September 30, 2019.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Commodity Derivative Contracts

Presented below is a summary of Epsilon’s natural gas price and basis swap contracts as of September 30, 2020.

		Weighted Average Price ($/MMbtu)		Fair Value
	Volume		Basis	September 30,
Derivative Type	(MMbtu)	Swaps	Differential	2020
2020
Fixed price swap	762,500	$2.73	$—	(73,029)
Basis swap	762,500	$—	$(0.44)	93,287
				$20,258

As of September 30, 2020 and 2019, all of the Company’s economic derivative hedge positions were with large financial institutions, which are not known to the Company to be in default on their derivative positions. The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties. None of the Company’s derivative instruments contains credit-risk related contingent features. Derivatives are net on the balance sheet as they are subject to the right to offset the liabilities with the assets.

The following tables summarize the gross fair values of our derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on our condensed consolidated balance sheets as of the dates indicated below:

	Fair Value of Derivative Assets
	September 30,	December 31,
	2020	2019
Current
Basis swap	$97,899	$162,844
Fixed price swap	76,522	2,001,496
	$174,421	$2,164,340

	Fair Value of Derivative Liabilities
	September 30,	December 31,
	2020	2019
Current
Basis swap	$(4,611)	$(164,538)
Fixed price swap	(149,552)	—
	$(154,163)	$(164,538)

Net Fair Value of Derivatives	$20,258	$1,999,802

The following table presents the changes in the fair value of Epsilon’s commodity derivatives for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Fair value of asset (liability), beginning of the period	$1,257,702	$1,739,791	$1,999,802	$(297,023)
Gains (losses) on derivative contracts included in earnings	419,879	1,270,494	2,055,548	3,494,727
Settlement of commodity derivative contracts	(1,657,323)	(1,157,271)	(4,035,092)	(1,344,690)
Fair value of asset, end of the period	$20,258	$1,853,014	$20,258	$1,853,014

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

14. Asset Retirement Obligations

Asset retirement obligations were estimated by management based on Epsilon’s net ownership interest in all wells and the gathering system, estimated costs to reclaim and abandon such assets and the estimated timing of the costs to be incurred in future periods.

The following tables summarize the changes in asset retirement obligations for the periods indicated:

	Nine Months Ended	Year ended
	September 30,	December 31,
	2020	2019
Balance beginning of period	$2,909,855	$1,625,154
Liabilities from drilling of new wells	5,306	16,163
Change in estimates	2,181	1,153,740
Accretion	153,605	114,798
Balance end of period	$3,070,947	$2,909,855

15. Fair Value Measurements

The methodologies used to determine the fair value of our financial assets and liabilities at September 30, 2020 were the same as those used at December 31, 2019.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of trends and significant changes in or results of operations and the financial condition of Epsilon Energy Ltd. and its subsidiaries for the periods presented. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto presented in this report, including the unaudited condensed consolidated financial statements as of September 30, 2020 and 2019 and for the nine months then ended together with accompanying notes, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Actual results and the timing of events may differ materially from those contained in these forward- looking statements due to a number of factors. See “Part II. Item 1A. Risk Factors” and “Forward-Looking Statements.”

Overview

Epsilon Energy Ltd. (the “Company”) is a North American onshore focused independent natural gas and oil company engaged in the acquisition, development, gathering and production of natural gas and oil reserves. Our primary area of operation is Pennsylvania. Our assets are concentrated in areas with known hydrocarbon resources, which are conducive to multi well, repeatable drilling programs.

Substantially all of the production from our Pennsylvania acreage (4,130 net) is dedicated to the Auburn Gas Gathering System, or the Auburn GGS, located in Susquehanna County, Pennsylvania for a 15 year term expiring in 2026 under an operating agreement whereby the Auburn GGS owners receive a fixed percentage rate of return on the total capital invested in the construction of the system. Epsilon owns a 35% interest in the system which is operated by a subsidiary of Williams Partners, LP. In the three and nine months ended September 30, 2020, Epsilon paid $0.52 million and $1.41 million, respectively to the Auburn GGS to gather and treat our 3.0 Bcf and 8.4 Bcf of natural gas production in Pennsylvania ($0.28 million and $0.86 million to the Auburn GGS to gather and treat our 1.8 Bcf and 5.4 Bcf of natural gas in the three and nine months ended September 30, 2019, respectively).

Epsilon realized a net loss of $0.3 million and $0.6 million for the three and nine months ended September 30, 2020, respectively, as compared to net income of $1.5 million and $6.7 million for the three and nine months ended September 30, 2019, respectively.

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

The core Marcellus Shale is one of the most attractive dry gas resources in the lower United States and has attracted significant development capital. Well productivity has improved dramatically for many years resulting in increasing initial production rates and gas recoveries. The resulting supply of natural gas has at times stressed the transportation infrastructure of the Northeast U.S. and exacerbated the local price discount to Henry Hub. In many other basins throughout the U.S., the increase in natural gas production has outpaced demand. This market condition has resulted in historically weaker natural gas prices for the benchmark index Henry Hub.

In the Marcellus, the Company continues to critically evaluate the value of our core assets. As part of this process we analyze existing well spacing and completion productivity data for both the Lower and Upper Marcellus. In addition, we contract third party experts in the technical modelling aspects of integrating rock mechanics, fluid pumping and proppant placement variables associated with best completion practices. Epsilon continually meets with our well operators to seek increased operating efficiencies. In addition, Epsilon works closely with our gathering system partners in order to enhance operational safety and to preserve and grow the long-term value of our gathering system assets.

The major producers in the Appalachian region are under tremendous pressure from capital markets to demonstrate capital discipline and control costs. Several major producers have announced reduced capital programs to balance the supply-demand for the commodity. Accordingly, the Company expects local production to remain flat or decline modestly throughout the remainder of 2020. The Company cannot, however, predict the duration of the current global market conditions that resulted in a drastic global economic downturn and its impact on oil and gas demand and commodity prices. Our target is to maintain our current production level or grow modestly, but only if natural gas prices improve and the capital deployed can achieve our internal rate of return.

In the longer term, Epsilon believes natural gas prices will become more constructive due to a moderating of supply and incremental demand from LNG exports, exports to Mexico and further coal to gas switching for domestic electrical power generation. Specifically, LNG export capacity is expected to grow more than 70% from the current ~ 10.0 Bcf/d to 17 Bcf/d by 2024 based only on facilities currently commissioning or under construction.

In the Northwest STACK, the Company chooses to not deploy capital due to depressed natural gas liquids and natural gas pricing. However, the leases are held by production which provides a long-term right to develop additional sales when commodity prices appear attractive. In the interim, the Company intends to closely monitor development activities from offset operators in our area in an effort to further appraise our leasehold interest without risking capital.

Recent Developments

On May 14, 2020, the Company’s Board of Directors announced its intention to commence a substantial issuer bid/issuer tender offer to purchase for cash up to an aggregate of approximately $6.2 million of its common shares. In May 2020, upon the terms and subject to the conditions described in the Offer to Purchase dated May 19, 2020, as amended, the Company offered to repurchase up to 2,000,000 of its common shares for $3.06 per share, excluding taxes and interest, for a total cost of approximately $6.1 million, excluding expenses of the tender offer. As permitted under Rule 13e-4(f) and Rule 14e-1(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and as stated in its Offer to Purchase, Epsilon was permitted to take up and pay for 2,000,000 Common Shares plus 2% of its issued and outstanding Common Shares, or an aggregate total of up to 2,522,673 Common Shares. The tender offer expired on June 30, 2020, and on July 6, 2020 the Company announced that it accepted 2,337,034 shares for repurchase under the terms of the Offer to Purchase for an aggregate consideration of $7,151,324, or $3.06 per share, excluding fees and expenses. The Company canceled all common shares taken up and paid for under the tender offer. The Company funded the repurchases under the tender offer with cash on hand. After giving effect to the cancellation of the common shares purchased under the tender offer, 23,796,637 common shares were issued and outstanding.  As of November 9, 2020, the Company has 23,859,136 shares issued and outstanding.

On March 11, 2020, the World Health Organization characterized the global outbreak of the novel strain of coronavirus, COVID-19, as a “pandemic.” To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines, causing some businesses to suspend operations and a reduction in demand for many products from direct or ultimate customers. Such actions have resulted in a swift and unprecedented reduction in international and U.S. economic activity which, in turn, has adversely affected the demand and prices for oil and natural gas and caused significant volatility and disruption of the financial markets.

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

Epsilon did not incur significant disruptions to operations during the nine months ended September 30, 2020 as a result of the COVID-19 pandemic. However, during the three months ended March 31, 2020, Epsilon recognized certain indicators of impairment specific to its Oklahoma assets due to historically low oil and NGL prices. Epsilon determined that the carrying value of those assets was not recoverable, based on the current indicators. As a result of this assessment, a $1.76 million impairment was assessed on the Company’s Oklahoma assets at March 31, 2020, but no further impairment was required at September 30, 2020 and no impairment was required as of December 31, 2019.

Additionally, the Company is unable to predict the impact that the COVID-19 pandemic will have on us, including our financial position, operating results, liquidity and ability to obtain financing in future reporting periods, due to numerous uncertainties. These uncertainties include the severity of the virus, the duration of the outbreak, governmental or other actions taken to combat the virus (which could include limitations on our operations or the operations of our customers and vendors), and the effect that the COVID-19 pandemic and the current oil price war have on the demand for natural gas and natural gas liquids. The situation surrounding COVID-19 remains fluid and unpredictable, and Epsilon is actively managing our response and assessing potential impacts to our financial position and operating results, as well as any adverse developments that could impact our business. However, at this point, Epsilon does not anticipate any prolonged negative financial consequences to our financial position. At September 30, 2020, Epsilon has no debt and after accounting for the payment of approximately $7.15 million under the substantial issuer bid, excluding fees and expenses, has approximately $12 million of cash on hand to fund planned operating activities and to potentially weather a prolonged depressed economic environment.

The federal government has passed a series of relief and stimulus packages, including the CARES Act, for the country but Epsilon has not and does not believe it will need to avail itself of them and as such, these programs have no effect on Epsilon’s financial statements at this time.

Epsilon has also taken, and is continuing to take, proactive steps to keep our employees safe and manage any disruption in our business caused by COVID-19. For instance, the Company was an early adopter in employing a work-from-home system, even before any government mandate on non-essential businesses was enacted. Epsilon increased its technology platform, infrastructure and security to allow for a work-from-home environment prior to COVID-19. Epsilon has also deployed additional layered safety protocols at our office in order to keep our operations running without material disruptions.

On June 28, 2020, Chesapeake Energy Corporation (“CHK”) filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code (“Petition”). Chesapeake Energy Marketing, Inc. is one of the Anchor Shippers under the Anchor Ship Gas Gathering Agreement (“ASGGA”) for the Auburn GGS with a 43.8750% voting percentage. The Williams Companies Inc. (“Williams”), including its subsidiary Appalachia Midstream Services, L.L.C. (“AMS”), is listed in the petition as a top 30 creditor of CHK, with an amount due by CHK under the ASGGA. On June 28, 2020 unpaid fees attributable to CHK for the ASGGA for May and June 2020 gathering fees were $1.1 million and $1.3 million respectively. As of September 30, 2020, Epsilon has recorded an allowance for doubtful accounts for the Company’s 35% share of these payments for a total bad debt expense of $0.8 million. Epsilon is a 35% owner in the ASGGA. Whether and when these pre-petition amounts are paid depends on how the bankruptcy proceeding unfolds related to the ASGGA. Pre-petition amounts are handled differently than post-petition amounts (amounts for services related to CHK’s production after June 28, 2020).  The general rule post-petition is that, if CHK wants to receive the continued provision of services under the ASGGA, Williams is required to continue to perform under the ASGGA provided that Williams is paid for such performance.  Currently, CHK continues to produce into the gathering system, and drill and complete wells in the areas covered by the ASGGA, as such, no further provision for amounts post-petition was required. In addition, one well that we have interest in began production in October 2020, and another is scheduled to begin in November.

Three and Nine months ended September 30, 2020 Highlights

Operational Highlights

Marcellus Shale – Pennsylvania

● During the three months ended September 30, 2020, Epsilon’s realized natural gas price was $1.18 per Mcf, a 28% decrease over the three months ended September 30, 2019. During the nine months ended September 30, 2020, Epsilon’s realized natural gas price was $1.32 per Mcf, a 42% decrease over the nine months ended September 30, 2019.

● During the three months ended September 30, 2020, Epsilon’s natural gas production was 3.0 Bcf, as compared to 1.8 Bcf during the same period in 2019. Total nine months ended September 30, 2020 natural gas production was 8.5 Bcf, as compared to 5.4 Bcf during the same period in 2019.

● Marcellus working interest (WI) gas averaged 37.4 MMcf/d and 35.4 MMcf/d for the three and nine months ended September 30, 2020, respectively.

● Gathered and delivered 15.3 Bcf gross (5.4 Bcf net to Epsilon’s interest) during the three months ended September 30, 2020 through the Auburn GGS which represents approximately 83% of maximum throughput as currently configured. Gathered and delivered 54.2 Bcf gross (19.0 Bcf net to Epsilon’s interest) during the nine months ended September 30, 2020.  Gathering volumes decreased 3% and 17% for the three and nine months ended September 30, 2020, respectively, as compared to the three and nine months ended September 30, 2019. The decrease is almost entirely attributable to the expansion of a compression facility in an adjacent midstream system which reduced the crossflow volumes received by the Auburn GGS.

Anadarko, NW Stack Trend – Oklahoma

● During the three months ended September 30, 2020, Epsilon’s realized price for all Oklahoma production was $1.01 per Mcfe, a 54% decrease over the three months ended September 30, 2019. During the nine months ended September 30, 2020, Epsilon’s realized price for all Oklahoma production was $2.17 per Mcfe, a 32% decrease over the nine months ended September 30, 2019.

● Total production for the three months ended September 30, 2020 included natural gas, oil, and other liquids and was 0.07 Bcfe, 18.5% increase over the same period in 2019. Total production for the nine months ended September 30, 2020 included natural gas, oil, and associated liquids was 0.24 Bcfe, a 13.3% increase over the same period in 2019.

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

The table below sets forth a reconciliation of net income to Adjusted EBITDA for the three and nine months ended September 30, 2020 and 2019, which is the most directly comparable measure of financial performance calculated under U.S. GAAP and should be reviewed carefully.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(292,783)	$1,453,298	$(548,518)	$6,664,832
Add Back:
Net interest (income) expense	23,905	(9,202)	45,658	(41,871)
Income tax expense (benefit)	(33,762)	543,139	114,067	2,983,555
Depreciation, depletion, amortization, and accretion	2,769,193	1,851,466	7,761,339	5,630,368
Impairment expense	—	—	1,760,000	—
Stock based compensation expense	239,134	133,720	585,105	401,161
(Gain) loss on derivative contracts net of cash received or paid on settlement	1,237,444	(113,223)	1,979,544	(2,150,037)
Foreign currency translation (gain) loss	—	(1)	2,228	(456)
Adjusted EBITDA	$3,943,131	$3,859,197	$11,699,423	$13,487,552

Results of Operations

Net Operating Revenues

For the three months ended September 30, 2020 revenues increased $0.6 million to $5.8 million from $5.2 million during the same period of 2019. During the nine months ended September 30, 2020 revenues decreased $1.4 million, or 7.1%, to $18.5 million from $19.9 million during the same period of 2019.

Revenue and volume statistics for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues
Natural gas revenue	$3,573,908	$2,933,695	$11,470,012	$12,698,643
Volume (MMcf)	3,037	1,790	8,622	5,533
Avg. Price ($/Mcf)	$1.18	$1.64	$1.33	$2.29
PA Exit Rate (MMcfpd)	29.9	16.7	29.9	16.7
Oil and other liquids revenue	$16,798	$65,886	$246,885	$307,079
Volume (MBO)	3.4	2.8	11.3	10.6
Avg. Price ($/Bbl)	$4.99	$23.69	$21.93	$28.99
Gathering system revenue	$2,219,905	$2,219,613	$6,800,347	$6,923,058
Total Revenues	$5,810,611	$5,219,194	$18,517,244	$19,928,780

We earn gathering system revenue as a 35% owner of the Auburn Gas Gathering system. This revenue consists of fees paid by Anchor Shippers (parties listed in Anchor Shipper Gas Gathering Agreement for Northern Pennsylvania, including Epsilon Midstream, LLC) and third-party customers of the system to transport gas from the wellhead to the compression facility, and then to the delivery meter at the Tennessee Gas Pipeline. For the nine months ended September 30, 2020, approximately 82% of the Auburn GGS revenues earned were gathering fees, while 18% were compression fees. Gathering revenues from third-party customers represented approximately 5% of total gathering revenues and third-party compression revenues represented 12% of total compression revenues. For the three months ended September 30, 2020, approximately 82% of the Auburn GGS revenues earned were gathering fees, while 18% were compression fees. Third-

party customers represented approximately 0.7% of gathering revenues and 3% of compression revenues. For the nine months ended September 30, 2019, approximately 87% of the Auburn GGS revenues earned were gathering fees, while 13% were compression fees. Gathering revenues from third-party customers represented approximately 11% of revenues and third-party compression revenues represented 5% of revenues. For the three months ended September 30, 2019, approximately 86% of the Auburn GGS revenues earned were gathering fees, while 14% were compression fees. Third party customers represented approximately 15% of gathering revenues and 7% of compression revenues. Revenues derived from Epsilon’s production which have been eliminated from gathering system revenues amounted to $0.52 and $1.41 million for the three and nine months ended September 30, 2020, respectively and $0.28 and $0.86 million for the three and nine months ended September 30, 2019, respectively.

Upstream natural gas revenue for the nine months ended September 30, 2020 decreased by $1.4 million, or 7%, over the same period in 2019. This was a result of lower natural gas prices; however, this was offset by higher volumes being produced. For the three months ended September 30, 2020, upstream natural gas revenue increased $0.6 million or 11.3% over the same period in 2019.This was a result of higher volumes, but was offset by lower natural gas prices.

The Company’s share of gathering system revenue remained generally consistent during the three and nine months ended September 30, 2020, increasing by less than 1% and decreasing by 1.8%, respectively, over the same periods in 2019. However, total upstream gathering fees increased due to increased production from Epsilon, which resulted in an increase in the amount of revenues eliminated from the consolidated operating statements. This increased elimination entry resulted in a net decrease in gathering system revenue to Epsilon. The Auburn GGS is subject to a cost of service model, whereby the Anchor Shippers dedicate acreage and reserves to the Auburn GGS. In exchange for this dedication, the owners of the Auburn system agree to a fixed rate of return on capital invested which cannot be exceeded. Therefore, rather than being subject to a fixed gathering rate, the Shippers are subject to a fluctuating gathering rate which is redetermined annually in order to produce the contractual return on capital to the Auburn GGS owners. The term of the model is fixed from 2012 to 2026. Each year, actual throughput, revenue, operating expenses and capital are captured in the model, and the remaining years are forecasted. The model then resolves a gathering rate that yields the contractual rate of return. All else being equal, to the extent that throughput is higher or capital is lower than the preceding year’s forecast, the gathering rate will decline.

Operating Costs

The following table presents total cost and cost per unit of production (Mcfe), including ad valorem, severance, and production taxes for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Lease operating costs	$2,147,795	$1,548,902	$6,229,682	$4,851,090
Gathering system operating costs	43,711	461,036	221,191	1,012,709
	$2,191,506	$2,009,938	$6,450,873	$5,863,799

Upstream operating costs—Total $/Mcfe	0.71	0.86	0.72	0.88
Gathering system operating costs $ / Mcf	0.02	0.16	0.03	0.11

Upstream operating costs consist of lease operating expenses necessary to extract natural gas and oil, including gathering and treating the natural gas and oil to ready it for sale.

Upstream operating costs for three months ended September 30, 2020 increased $0.6 million, or 38.7%, over the same period in 2019. For the nine months ended September 30, 2020, upstream operating costs increased $1.4 million, or 28.4%, from the same period in 2019 The increase in total cost was primarily due to the increase in volumes produced and the cost of operating four new wells that went online in October of 2019, in addition to four new wells that went online in May of 2020.

Gathering system operating costs consist primarily of rental payments for the natural gas fueled compression units. Other significant gathering system operating costs include chemicals (to prevent corrosion and to reduce water vapor in the gas stream), saltwater disposal, measurement equipment / calibration and general project management.

The gathering system total per unit operating costs reported include the effects of elimination entries to remove the gas gathering fees billed by the gas gathering system operator to Epsilon’s upstream operations, and the volume associated with those fees. The elimination entries amounted to $1.41 million and $0.86 million for the nine months ended September 30, 2020 and 2019, respectively, and $0.52 million and $0.28 million for the three months ended September 30, 2020 and 2019, respectively, (see Note 12, ‘‘Operating Segments,’’ of the Notes to Unaudited Condensed Consolidated Financial Statements).

Gathering system costs (net of intercompany elimination) for the nine months ended September 30, 2020 decreased $0.8 million over the same period in 2019 and $0.4 million for the three months ended September 30, 2020 over the same period in 2019. The Company’s share of total gathering system costs decreased only $0.2 million and $0.2 million for the three and nine months ended September 30, 2020 over 2019; however, due to increased production from Epsilon and the resulting increase in the elimination of entry costs subtracted from the consolidated operating statements resulted in the large decrease in gathering system operating costs reported, and a very low cost per Mcf.

Depletion, Depreciation, Amortization and Accretion (“DD&A”)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Depletion, depreciation, amortization and accretion	$2,769,193	$1,851,466	$7,761,339	$5,630,368

Natural gas and oil and gathering system assets are depleted and depreciated using the units of production method aggregating properties on a field basis. For leasehold acquisition costs and the cost to acquire proved and unproved properties, the reserve base used to calculate depreciation and depletion is total proved reserves. At this time, the Company has only minimal leasehold acquisition costs, and only in Oklahoma. For natural gas and oil development and gathering system costs, the reserve base used to calculate depletion and depreciation is proved developed reserves. A reserve report is prepared as of December 31, each year. The depletion for the first three quarters of the next year is normally based on the reserve report prepared at the end of the previous year, taking into consideration the limited development of the reserves over these time periods. The fourth quarter depletion is calculated using the reserve volumes from the reserve report prepared as of December 31 of the current year. However, for the three months ended March 31, 2020 and the three months ended June 30, 2020, due to the historically low commodity prices, the December 31, 2019 reserves report volumes were updated based on relevant prices and the depletion and depreciation were calculated using the lower volumes that resulted from the economics of the properties due to the lower prices because of the COVID-19 pandemic. For the three months ended September 30, 2020, volumes remained consistent with the June 30, 2020 volumes.

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

DD&A expense increased $2.1 million, or 38% for the nine months ended September 30, 2020 compared to the same period in 2019, and $0.9 million, or 50% for the three months ended September 30, 2020 compared to the same period in 2019. This was mainly due to the reduction of the line pressure of the gathering system, and the addition of four new wells that went online in October 2019, and four new wells that went online in May 2020 which resulted in increased production volumes.

Impairment

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Impairment	$—	$—	$1,760,000	$—

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

During the three months ended March 31, 2020, the Company recognized certain indicators of impairments specific to our Oklahoma assets and determined that carrying value of those assets was not recoverable based on the current indicators. As a result of this assessment, a $1.76 million impairment was assessed on the Company’s Oklahoma assets at March 31, 2020. No impairment was required as of September 30, 2020 or September 30, 2019.

General and Administrative

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
General and administrative	$1,569,738	$1,086,223	$4,160,550	$3,614,532

G&A expenses consist of general corporate expenses such as compensation, legal, accounting and professional fees, consulting services, travel and other related corporate costs such as stock options and restricted stock granted and the related non-cash compensation.

G&A expenses for the three months ended September 30, 2020 increased $0.5 million or 44.5%. For the nine months ended September 30, 2020, G&A expenses increased $0.5 million, or 15.1%, compared to the same period in 2019. This was due to legal and administrative fees related to the tender offer in June 2020, which closed in July 2020, legal fees related to executive compensation, and increased stock based compensation associated with the 2019 and 2020 stock grants.

Interest Expense

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Interest expense	$28,629	$29,416	$84,952	$86,035

Interest expense relates to the commitment fees paid on the revolving line of credit.

Interest expense remained consistent during the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019. Interest expense for the periods consists primarily of commitment fees as Epsilon did not access our line of credit during this time.

Gain (Loss) on Derivative Contracts

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Gain on derivative contracts	$419,879	$1,270,494	$2,055,548	$3,494,727

For the nine months ended September 30, 2020 and 2019, Epsilon entered into NYMEX Henry Hub Natural Gas Futures swap and Dominion basis swap derivative contracts for the purpose of hedging its physical natural gas sales revenue. During the three and nine months ended September 30, 2020 we received net cash settlements of $1,657,323 and $4,035,092 respectively. For the three and nine months ended September 30, 2019, Epsilon received $1,157,271, and $1,344,690, respectively on the settlement of contracts.

For the three months ended September 30, 2020, an $840,285 decrease in the value of Henry Hub swaps, due to an increase in Henry Hub prices, was offset by a $1,272,589 increase in the value of Dominion basis swaps, due to widening regional basis, and $12,425 in transaction costs. For the three months ended September 30, 2019, the value of the Henry Hub swaps and Dominion basis swaps increased $680,918 and $601,651, respectively, due to lower Henry Hub prices and widening regional basis, partially offset by $12,075 of transaction costs.

For the nine months ended September 30, 2020, the value of the Henry Hub swaps and Dominion basis swaps increased $997,303 and $1,099,776, respectively, due to lower Henry Hub prices and widening regional basis, partially offset by $41,531 of transaction costs. For the nine months ended September 30, 2019, the value of the Henry Hub swaps and Dominion basis swaps increased $3,371,735 and $160,143, respectively, due to lower Henry Hub prices and widening regional basis, partially offset by $37,150 of transaction costs.

Other Income (Expense)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Interest income and other income (expense)	$4,721	$38,619	$37,064	$128,362

For the three and nine months ended September 30, 2020 and 2019 other income consisted primarily of interest income.

Capital Resources and Liquidity

Cash Flow

The primary source of cash for Epsilon during the three and nine months ended September 30, 2020 was funds generated from operations, and cash received on the settlement of derivative contracts. For the three and nine months ended September 30, 2019, the primary source of funds was from operations. In addition to operations, the primary uses of cash for the three and nine months ended September 30, 2020 were development of natural gas properties, and the repurchase of shares of common stock under Epsilon’s substantial issuer bid/issuer tender offer dated May 19, 2020, as amended. Under its substantial issuer bid/tender offer, Epsilon utilized cash on hand to pay for the 2,337,034 properly tendered and not withdrawn common shares at a cost of approximately $7.15 million, excluding fees and expenses. For the three and nine months ended September 30, 2019 cash was used for income tax pre-payments, repurchase of shares of common stock, and acquisitions and development of oil and gas properties.

At September 30, 2020, we had a working capital surplus of $11.5 million, a decrease of $3.4 million over the $14.9 million surplus at December 31, 2019. The surplus decreased from December 31, 2019 due to the $7.15 million of cash spent on the repurchase of stock under the substantial bid/issuer tender offer. This decrease in cash was offset by the cash that is continually being generated by operations and cash received from the settlement of derivative contracts. The Company anticipates its current cash balance, cash flows from operations, and available sources of liquidity to be sufficient to meet its cash requirements. However, as the impact of recent declines in worldwide crude oil and natural gas prices and the impact of COVID-19 on the economy evolves, Epsilon will continue to assess its liquidity needs. In the event of a sustained market deterioration, the Company may need additional liquidity, which would require it to evaluate available alternatives and take appropriate actions.

Three and nine months ended September 30, 2020 compared to 2019

During the nine months ended September 30, 2020, $12.1 million was provided by the Company’s operating activities, compared to $11.8 million provided during the same period in 2019, a $0.3 million, and 2.2% increase. The increase was mainly due to increased cash received on the settlement of derivative contracts, but was offset by a decrease in revenues received as discussed previously. During the three months ended September 30, 2020, $3.8 million was provided by the Company’s operating activities compared to a consistent $3.8 million also provided during the same period in 2019.

The Company used $1.4 million and $5.5 million of cash for investing activities during the three and nine months ended September 30, 2020, respectively. This was spent primarily on leasehold and development costs targeting increasing production in Pennsylvania. For the three and nine months ended September 30, 2019, the Company used $1.2 million and $5.8 million, respectively mainly on cash calls for wells to be developed in Oklahoma and leasehold development costs in Pennsylvania.

The $7.2 million and $9.1 million for the three and nine months ended September 30, 2020, respectively, and the $0.4 million and $1.7 million for the three and nine months ended September 30, 2019, respectively, of cash used for financing activity was related to the repurchase of common shares of the Company.

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

The bank has a first priority security interest in the tangible and intangible assets of Epsilon Energy USA, Inc. to secure any outstanding amounts under the agreement. Under the terms of the agreement, the Company must maintain the following covenants:

● Interest coverage ratio greater than 3 based on income adjusted for interest, taxes and non-cash amounts.

● Current ratio, adjusted for line of credit amounts used and available and non-cash amounts, greater than 1.

● Leverage ratio less than 3.5 based on income adjusted for interest, taxes and non-cash amounts.

Epsilon was in compliance with the financial covenants of the agreement as of September 30, 2020 and December 31, 2019 and expect to be in compliance for the next 12 months. We expect to remain in compliance as we currently have no borrowings under the facility and funded all operations for 2019 and all operations through September 30, 2020 out of operating cash flow and cash on hand and expect to continue to do so through 2020.

	Balance at	Balance at
	September 30,	December 31,	Borrowing Base	Interest
	2020	2019	September 30, 2020	Rate
Revolving line of credit	$—	$—	$23,000,000	3 mo. LIBOR + 2.75%

Available borrowing capacity under the credit agreement is $23 million was reaffirmed on February 11, 2020.

Repurchase Transactions

Since May 20, 2019, Epsilon has conducted a normal course issuer bid (“NCIB”) to repurchase our issued and outstanding common shares, when doing so has been accretive to management's estimates of intrinsic value per share. The NCIB ended on May 19, 2020. Since the commencement of the NCIB on May 20, 2019, Epsilon has strengthened its financial position and overhead costs. With sufficient cash flow from operations, it used discretionary cash to fund these repurchases. Since May 20, 2019, Epsilon has repurchased 1,353,410 common shares of the authorized 1,367,762 purchase amount. During the nine months ended September 30, 2020, the Company spent $1,910,765, excluding fees and expenses, under the NCIB. For the nine months ended September 30, 2019, Epsilon spent $1,456,417, excluding fees and expenses, to repurchase common shares.

On May 14, 2020, the Company’s Board of Directors announced its intention to commence a substantial issuer bid/issuer tender offer to purchase for cash up to an aggregate of approximately $6.2 million of its common shares. In May 2020, upon the terms and subject to the conditions described in the Offer to Purchase dated May 19, 2020, as amended, the Company offered to repurchase up to 2,000,000 of its common shares for $3.06 per share, excluding taxes and interest, for a total cost of approximately $6.1 million, excluding expenses of the tender offer. As permitted under Rule 13e-4(f) and Rule 14e-1(b) of the Exchange Act and as stated in its Offer to Purchase, Epsilon was permitted to take up and pay for 2,000,000 common shares plus 2% of its issued and outstanding common shares, or an aggregate total of up to 2,522,673 common shares. The tender offer expired on June 30, 2020, and on July 6, 2020 the Company announced that it accepted 2,337,034 shares for repurchase under the terms of the Offer to Purchase for an aggregate consideration of $7,151,324, or $3.06 per share, excluding fees and expenses. The Company canceled all common shares taken up and paid for under the tender offer. The Company funded the repurchases under the tender offer with cash on hand.

Accordingly, during the nine months ended September 30, 2020, the Company has spent $9,062,089, excluding fees and expenses, to repurchase common shares.

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

At September 30, 2020, Epsilon’s outstanding natural gas commodity swap contracts consisted of the following:

		Weighted Average Price ($/MMbtu)
	Volume		Basis	Fair Value of Asset
Derivative Type	(MMbtu)	Swaps	Differential	September 30, 2020
2020
Fixed price swap	762,500	$2.73	$—	(73,029)
Basis swap	762,500	$—	$(0.44)	93,287
	1,525,000			$20,258

Contractual Obligations

The following table summarizes Epsilon’s contractual obligations at September 30, 2020:

	Payments Due by Period
		Less than	1 – 3	Greater than
	Total	1 Year	Years	3 Years
Derivative liabilities(1)	154,163	154,163	—	—
Asset retirement obligation, undiscounted	8,948,964	1,608,499	—	7,340,465
Capital expenditure commitments	2,627,774	655,398	1,972,376	—
Operating leases	271,030	25,147	209,870	36,013
Total future commitments	$12,001,931	$2,443,207	$2,182,246	$7,376,478

________________________

(1)	The liability balance shown represents the gross mark-to-market liability balance of derivative contracts before being offset by contracts in an asset position.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, the Company had no off-balance sheet arrangements.

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

Interest Rate Risk

Market risk is estimated as the change in fair value resulting from a hypothetical 100 basis point change in the interest rate on the outstanding balance under our credit agreement. The credit agreement allows us to fix the interest rate for all or a portion of the principal balance for a period up to nine months. To the extent that the interest rate is fixed, interest rate changes affect the instrument’s fair market value but do not affect results of operations or cash flows. Conversely, for the portion of the credit agreement that has a floating interest rate, interest rate changes will not affect the fair market value but will affect future results of operations and cash flows.

At September 30, 2020 and 2019, the outstanding principal balance under the credit agreement was nil.

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

Based upon such evaluation, we have concluded that as of September 30, 2020 our disclosure controls and procedures were effective. However, as of March 31, 2020 and June 30, 2020 our disclosure controls and procedures were not effective as of such date as a result of a material weakness in our internal control over financial reporting related to the preparation of our oil and gas properties impairment calculation in accordance with the relevant accounting literature and the related review control as of March 31, 2020.

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

Management’s Remediation Plan

Our management has implemented a remediation plan to address the operating effectiveness control deficiencies that led to the material weakness described above. Management’s plan of remediation included a review of Epsilon’s internal controls by a third-party consultant. The review of impairment and related processes has been completed and Epsilon has put into effect their recommendations regarding implementing new controls and processes over the calculation and evaluation of impairment. Additionally, Epsilon added a research subscription to the Company’s accounting resources, which management believes will improve the Company’s ability to research accounting rules and procedures. We believe the remediation to be complete, subject to testing.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and June 30, 2020.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by Epsilon Energy Ltd.

The following table contains information about our acquisition of equity securities during the nine months ended September 30, 2020:

			Total number	Maximum number
			of shares	of shares that
			purchased as	may yet be
	Total number	Average price	part of publicly	purchased under
	of shares	paid per	announced plans	the plans or
	purchased	share	or programs (4)	programs (5)
Beginning of normal-course issuer bid, May 20, 2019				1,367,762
Shares purchased through December 31, 2019 (1) (2)	696,096	$3.72
January 2020 (2)	102,051	$2.95
February 2020 (2)	261,519	$3.11
March 2020 (2)	124,459	$2.98
April 2020 (2)	156,585	$2.48
May 2020 (2)	12,700	$2.91
July 2020 (3)	2,337,034	$3.06	2,337,034
Total as of September 30, 2020	3,690,444	$3.16	2,337,034	—

(1)	Shares purchased through December 31, 2019 were cancelled prior to the year ended December 31, 2019.

(2)	Commencing on May 20, 2019, the Company entered into a share repurchase program on the NASDAQ conducted in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934. The Company was authorized to repurchase up to 1,367,762 of its outstanding common shares, representing 5% of the outstanding common shares of Epsilon as of May 20, 2019, for an aggregate purchase price of not more than $5.0 million. The program ended on May 19, 2020, but Epsilon’s final repurchase under this program occurred on May 8, 2020. Repurchases were made at management’s discretion from time to time through the facilities of the NASDAQ Global Market. The price paid for the common shares was, subject to applicable securities laws, the prevailing market price of such common shares on the NASDAQ Global Market at the time of such purchase. The Company funded the purchase out of available cash and did not incur debt to fund the share repurchase program.

(3)	On May 14, 2020, the Company’s Board of Directors announced its intention to commence a substantial issuer bid/issuer tender offer to purchase for cash up to an aggregate of approximately $6.2 million of its common shares. In May 2020, upon the terms and subject to the conditions described in the Offer to Purchase dated May 19, 2020, as amended, the Company offered to repurchase up to 2,000,000 of its common shares for $3.06 per share, excluding taxes and interest, for a total cost of approximately $6.1 million, excluding expenses of the tender offer. As permitted under Rule 13e-4(f) and Rule 14e-1(b) of the Exchange Act and as stated in its Offer to Purchase, Epsilon was permitted to take up and pay for 2,000,000 common shares plus 2% of its issued and outstanding common shares, or an aggregate total of up to 2,522,673 common shares. The tender offer expired on June 30, 2020, and on July 6, 2020 the Company announced that it accepted 2,337,034 shares for repurchase under the terms of the Offer to Purchase for an aggregate consideration of $7,151,324, or $3.06 per share, excluding fees and expenses. The Company canceled all common shares taken up and paid for under the tender offer. The Company funded the repurchases under the tender offer with cash on hand. After giving effect to the cancellation of the common shares purchased under the tender offer, 23,796,637 common shares were issued and outstanding.

(4)	Although disclosed in the Company’s Form 10-Q filed August 26, 2019, the Company did not publicly announce the share repurchase program under which it purchased the shares described in the column “Total number of shares Purchased” for January through May 2020. The Company publicly announced its intention to commence a substantial issuer bid/issuer tender offer on May 14, 2020, and the issuer tender offer commenced May 19, 2020.

(5)	The normal-course issuer bid expired on May 19, 2020, and the substantial issuer bid/issuer tender offer expired on June 30, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. —EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Bylaws, as amended (effective September 1, 2020) (filed herewith)

31.1	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Epsilon Energy Ltd.
(Registrant)

Date: November 10, 2020	By:	/s/ B. Lane Bond
B. Lane Bond
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)