Form 10-K
period 2020-12-31
Epsilon Energy Ltd.
filed 2021-03-25
CIK 1726126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020.

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-38770

EPSILON ENERGY LTD.

(Exact name of registrant as specified in its charter)

Alberta, Canada	98-1476367
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $27.5 million. There were 23,985,799 shares of Common Shares ($0 par value) outstanding as of March 25, 2021.

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

‘‘ABCA’’ Business Corporations Act (Alberta).

‘‘Anchor shippers’’ Parties listed in the Anchor Shipper Gas Gathering Agreement for Northern Pennsylvania, including Epsilon Energy USA, Inc., Equinor USA Onshore Properties, Inc., and Chesapeake Energy Corporation. for the Auburn Gas Gathering System.

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

	December 31,	December 31,
	2020	2019
Daily Closing Rate	0.7854	0.7715

Average Rate	0.7461	0.7536
High Closing Rate	0.7863	0.7715
Low Closing Rate	0.6898	0.7358

ITEM 1.     BUSINESS.

Summary

Epsilon Energy Ltd. (the “Company” or “Epsilon” or “we”) was incorporated under the laws of the Province of Alberta, Canada March 14, 2005, pursuant to the ABCA. The Company is extra-provincially registered in Ontario pursuant to the Business Corporations Act (Ontario). Epsilon is a North American on-shore focused independent natural gas and oil company engaged in the acquisition, development, gathering and production of natural gas and oil reserves. Our primary area of operation is Pennsylvania. Our assets are concentrated in areas with known hydrocarbon resources, which are conducive to multi-well, repeatable drilling programs. On October 24, 2007, the Company became a publicly traded entity trading on the Toronto Stock Exchange (“TSX”) in Canada. On February 14, 2019, Epsilon’s registration statement on Form 10 was declared effective by the United States Securities and Exchange Commission and on February 19, 2019, we began trading in the United States on the NASDAQ Global Market under the trading symbol “EPSN.” Effective as of the close of trading on March 15, 2019, Epsilon voluntarily delisted its common shares from the TSX. At December 31, 2020, Epsilon’s total estimated net proved reserves were 88,658 million cubic feet (MMcf) of natural gas reserves and 371,343 barrels (Bbl) of oil and other liquids. Epsilon holds leasehold rights to approximately 78,298 gross (13,285 net) acres. The Company has natural gas production in the Marcellus in Pennsylvania and oil, natural gas liquids and natural gas production in the Anadarko Basin in Oklahoma.

We conduct operations in the United States through our wholly owned subsidiaries Epsilon Energy USA Inc., an Ohio corporation, or Epsilon Energy USA; Epsilon Midstream, LLC, a Pennsylvania limited liability company, or Epsilon Midstream; Epsilon Operating, LLC, a Delaware limited liability company, Dewey Energy GP LLC, a Delaware limited liability company, Dewey Energy Holdings LLC, a Delaware limited liability company, and Altolisa Holdings, LLC, a Delaware limited liability company.

Substantially all of the production from our Pennsylvania acreage (3,979 net) is dedicated to the Auburn Gas Gathering System, or the Auburn GGS, located in Susquehanna County, Pennsylvania for a 15-year term expiring in 2026 under an operating agreement whereby the Auburn GGS owners receive a fixed percentage rate of return on the total capital invested in the construction and maintenance of the system. We own a 35% interest in the Auburn GGS which is operated by a subsidiary of Williams Partners, LP. In 2020, we paid $1.8 million to the Auburn GGS to gather and treat our 11.0 Bcf of natural gas production in Pennsylvania ($1.2 million was paid to the Auburn GGS to gather and treat our 7.6 Bcf in 2019).

Our principal executive office is located at 16945 Northchase Drive, Suite 1610, Houston, Texas 77060, and our telephone number at that address is (281) 670-0002. Our registered office in Alberta, Canada is located at 14505 Bannister Road SE, Suite 300, Calgary, AB, Canada T2X 3J3.

Business highlights of 2020

Operational Highlights

Marcellus Shale—Pennsylvania

●	During the year ended December 31, 2020, Epsilon’s realized natural gas price was $1.36 per Mcf, a 38% decrease from $2.18 for the year ended December 31, 2019.
●	Total year ended December 31, 2020 natural gas production was 11.0 Bcf, as compared to 7.6 Bcf during 2019.
●	Gathered and delivered 69.5 Bcf gross (24.3 Bcf net to Epsilon’s interest) during the year, or 190 MMcf/d through the Auburn Gas Gathering System.
●	We participated in the drilling and completion of 8 gross (0.19 net) Marcellus wells in 2020. These wells went into production at various times beginning in May and going through December. A ninth (0.025 net) well was also drilled and was turned to production in January 2021.

Anadarko, NW STACK Trend—Oklahoma

●	During 2020, Epsilon’s realized price for all Oklahoma production was $2.36 per Mcfe, a 22% decrease from 2019.
●	Total production for 2020 included natural gas, oil, and other liquids and was 0.31 Bcfe, as compared to 0.29 Bcfe during 2019.
●	We did not drill or complete any wells during 2020.

Business highlights of 2019

Operational Highlights

Marcellus Shale—Pennsylvania

●	During the year ended December 31, 2019, Epsilon’s realized natural gas price was $2.18 per Mcf, a 13% decrease from the year ended, December 31, 2018.
●	Total year ended December 31, 2019, production was 7.6 Bcf of natural gas net to our revenue interest in Pennsylvania, as compared to 7.3 Bcf in 2018.
●	We participated in the drilling and completion of 4 gross (1.07 net) lower Marcellus wells in 2019. These wells went into production in October. In addition, 5 wells (0.39 net) which were spud in Q4 2018 were completed and 4 were turned to production in February 2019, and the 5th was turned to production in June. Two of these wells targeted the Upper Marcellus.
●	Gathered and delivered 87.8 Bcf gross (30.7 Bcf net to Epsilon’s interest) during the year, or 241 MMcf/d through the Auburn Gas Gathering System which represents approximately 73% of designed throughput capacity.

Anadarko, NW STACK Trend—Oklahoma

●	During 2019, Epsilon’s realized price for all production was $3.01 per Mcfe.
●	Total production for 2019 included natural gas, oil, and other liquids and was 0.29 Bcfe.
●	We participated in the drilling of 2 gross (0.79 net) wells during 2019. One well (0.10 net to Epsilon) was completed and turned to production in December. Completion operations for the second well were postponed due to a significant decrease in NGL and oil prices. The well will be considered for completion when commodity prices have recovered enough to generate an attractive return on the incremental capital required for the completion operation.

Properties

As of December 31, 2020, Epsilon’s 78,298 gross (13,285 net) acres are all located in the United States and include 270 gross (57.81 net) wells.

	Gross(1)	Net(2)
Producing Wells
Oil	10	2.02
Gas	151	30.73
Oil & Gas	61	13.36
Total Producing Wells	222	46.11
Non-producing Wells	48	11.70
Total Wells	270	57.81

Acreage

As of December 31, 2020, our leasehold inventory consisted of the following acreage amounts, rounded to the nearest acre:

	Gross(1)	Net(2) (3)
Developed Acres
Pennsylvania	7,958	3,979
Oklahoma	8,530	2,185
Mississippi	627	376
	17,116	6,540
Undeveloped Acres
Pennsylvania	336	336
Oklahoma	60,847	6,409
Mississippi	—	—
	61,182	6,745
Total Acres
Pennsylvania	8,294	4,315
Oklahoma	69,377	8,594
Mississippi	627	376
Total acres	78,298	13,285

(1)	“Gross” means one-hundred percent of the working interest ownership in each leasehold tract of land.
(2)	“Net” means the Company’s fractional working interest share in each leasehold tract of land on which productive wells have been drilled.
(3)	“Net Undeveloped” means the Company’s fractional working interest share in each leasehold tract of land where productive wells have yet to be drilled. All of Epsilon’s Oklahoma undeveloped properties are deep rights acreage which is held by production of developed properties.

Business Segments

Our operations are conducted by three operating segments for which information is provided in our consolidated financial statements for the years ended December 31, 2020 and 2019.

The three segments are as follows:

Upstream:  Activities include acquisition, exploration, development and production of oil and natural gas reserves on properties within the United States.

Gathering System:  We partner with two other companies to operate a natural gas gathering system.

Corporate:  Activities include our corporate and governance functions.

For information about our segment’s revenues, profits and losses, total assets, and total liabilities, see Note 12 Operating Segments in the Notes to Consolidated Financial Statements.

Oil and Natural Gas Production and Revenues and Gathering System Revenues

A summary of our net oil and natural gas production, average oil and natural gas prices and related revenues and our gathering system revenues for the years ended December 31, 2020 and 2019, respectively, follows:

	Year ended
	December 31,
Revenues	2020	2019
Natural gas revenue	$15,207,227	$16,945,302
Volume (MMcf)	11,204	7,757
Avg. Price ($/Mcf)	$1.36	$2.18
PA Exit Rate (MMcfpd)	32.8	30.5
Oil and other liquids revenue	$338,325	$424,661
Volume (MBO)	14.9	14.5
Avg. Price ($/Bbl)	$22.66	$29.24
Gathering system revenue	$8,879,728	$9,320,373
Total Revenues	$24,425,280	$26,690,336

Gathering System Operations

Epsilon Energy USA is the 100% owner of Epsilon Midstream, which owns a 35% undivided interest in the Auburn Gas Gathering System, or the Auburn GGS, located in Susquehanna County, Pennsylvania, with partners Appalachia Midstream Services, LLC (43.875%) and Equinor Pipelines, LLC (21.125%). The Anchor Shippers, Epsilon Energy, Equinor USA Onshore Properties, Inc., and Chesapeake Energy Corporation dedicated approximately 18,000 mineral acres to the Auburn GGS for an initial term of 15 years under an operating agreement whereby the Auburn GGS owners receive a fixed percentage rate of return on the total capital invested in the construction of the system.

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

The Auburn GGS consists of approximately 44 miles of gathering pipelines, a small auxiliary compression facility and a main compression facility with three dehydration units and three Caterpillar 3612 compression units. Design capacity of the Auburn compression facility, or the Auburn CF, is approximately 330,000 Mcf per day. The Auburn CF delivers processed natural gas into the Tennessee Gas Pipeline at the Shoemaker Dehy receipt meter. The Auburn GGS is connected with the adjacent Rome GGS, which allows for the receipt of additional natural gas to maximize utilization of the Auburn CF and Tennessee Gas Pipeline meter capacity.

Revenues from the Auburn GGS are earned primarily from Anchor Shippers, Epsilon Energy USA, Equinor USA Onshore Properties, Inc. and Chesapeake Energy Corporation. Additional but less significant revenues are earned from Chief Oil & Gas LLC. Revenues derived from Epsilon’s production which have been eliminated from gathering system revenues amounted to $1.8 million and $1.2 million, respectively, for the years ended December 31, 2020 and 2019.

During the years ended December 31, 2020 and 2019, the Auburn GGS delivered 69.5 Bcf and 87.8 Bcf respectively, of natural gas, or 190 and 241 MMcf per day.

Proved Reserves

Per our reserve report prepared by independent petroleum consultants, DeGolyer and MacNaughton, our estimated proved reserves as of December 31, 2020, are summarized in the table below. See Risk Factors for information relating to the uncertainties surrounding these reserve categories.

	Natural Gas	Oil and other
	MMcf	Liquids MBbl
Pennsylvania-Marcellus Shale
Proved developed producing	63,468.5	—
Proved undeveloped	15,914.6	—
Total Pennsylvania proved reserves	79,383.1	—
Oklahoma-Anadarko Basin
Proved developed producing	320.1	18.7
Proved undeveloped	8,954.9	352.6
Total Oklahoma proved reserves	9,275.0	371.3
Total proved reserves at December 31, 2020	88,658.1	371.3

We have not engaged in any exploration capital spending in 2020 or 2019. At this time, the Company is on track to develop our proved undeveloped properties within 5 years. Our development capital spending to convert proved undeveloped reserves to proved developed reserves for the periods indicated is as follows:

●	In 2020 in Pennsylvania, 8 gross (0.19 net) wells were drilled and completed. (Net development capital $1.5 million). Reserves of 4.1 Bcf for the 8 wells were reclassified as proved developed producing as these wells were turned online at various times beginning in May and going through December of 2020. Additionally, 1 gross (0.025 net) well was drilled in 2020, but not completed (Development capital $0.2 million). It was turned to production in January 2021. This well will add another 1.0 Bcf of reserves.
●	In 2020 no wells were drilled in Oklahoma. One well drilled in 2019 is still waiting on completion.

Internal Controls Over Reserves Estimation Process and Qualifications of Technical Persons with Oversight for The Company’s Overall Reserve Estimation Process

Our policies regarding internal controls over reserve estimates require reserves to be prepared by an independent engineering firm under the supervision of our Chief Executive Officer, and to be in compliance with generally accepted geologic, petroleum engineering and evaluation principles and definitions and guidelines established by the SEC. The corporate staff interacts with our internal petroleum engineers and geoscience professionals in each of our operating areas and with operating, accounting and marketing employees to obtain the necessary data for the reserves estimation process. We provide our engineering firm with property interests, production, capital budgets, current operating costs, current production prices and other information. This information is reviewed by our Chief Executive Officer and our Chief Operating Officer to ensure accuracy and completeness of the data prior to submission to our independent engineering firm. Reserves are reviewed and approved internally by our Chief Executive Officer on a semi-annual basis. Our Chief Executive Officer holds a Bachelor of Science degree in Chemical Engineering has studied Petroleum Engineering courses on a Masters Level and completed a Masters in Business Administration. He has over 37 years of experience in various positions in the global natural gas and oil business, primarily holding positions in the areas of reservoir development strategy, property valuations, completions and production optimization. He has also been managing the allocation of capital in natural gas and oil investments and appraising the values of those assets on a quarterly basis with Domain Energy Advisors since January 2005. The reserve information in this report is based on estimates prepared by DeGolyer and MacNaughton, our independent engineering firm. The person responsible for preparing the reserve report, Gregory Graves, is a Registered Professional Engineer (No.70734) in the State of Texas and a Senior Vice President of the firm. Mr. Graves graduated from the University of Texas at Austin with a degree in Petroleum Engineering, and is a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers, and has prepared estimates of natural gas and oil reserves since joining DeGolyer and MacNaughton in 2006.

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

Epsilon uses a third-party service, ARM Energy Management LLC (“ARM”) for its natural gas marketing. In this capacity, ARM is responsible for carrying out marketing activities such as submission of nominations, receipt of payments, submission of invoices and negotiation of contracts.

For the year ended December 31, 2020, we sold natural gas through ARM to 29 unique customers. Alta Energy Marketing LLC, EQT Energy LLC, South Jersey Resources Group LLC, and Spotlight Energy LLC each accounted for 10% or more of our total revenue. For the year ended December 31, 2019, we sold natural gas to 29 unique customers. EQT Energy LLC, and Spotlight Energy LLC each accounted for 10% or more of our total revenue.

Geographic Locations of Operations

Approximately 97% and 96% of our production during fiscal 2020 and 2019, respectively was derived from natural gas production and gathering system revenues in the state of Pennsylvania. Our asset in Pennsylvania has not yet reached the mature stage, but at some point we may need to acquire and develop other producing assets to maintain our current level or to grow. To this end, we have begun to acquire leases and to expand our holdings in Pennsylvania.

As a result of this geographic concentration, we may be disproportionately exposed to the effect of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, weather events or interruption of the processing or transportation of crude oil or natural gas

Competition

In the Marcellus Basin, we operate in a competitive environment for acquiring leases, developing reserves and marketing production. In most instances, we are a substantially smaller organization than our competitors both in terms of our personnel as well as our financial capability. This size differential relative to our competitors could disadvantage us, particularly in regard to accessing capital markets, acquiring technical expertise, and attracting and retaining talented personnel.

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

In our gas gathering activity in the Marcellus, the competition for customer shippers on our Auburn GGS is significant. Although the Auburn GGS has three dedicated shippers (of which we are one), there is non-dedicated acreage within the footprint of the gathering system. However, the Auburn GGS currently serves only one non-anchor shipper, and there is no guarantee that we will be able to attract other customers to the system.

Our Status as an Emerging Growth Company

We are an “emerging growth company,” as defined in the JOBS Act. Certain specified reduced reporting and other regulatory requirements are available to public companies that are emerging growth companies. These provisions include:

●	an exemption from the auditor attestation requirement in the assessment of our internal controls over financial reporting required by Section 404 of the Sarbanes—Oxley Act of 2002;
●	an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies;
●	an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about our audit and our financial statements; and
●	reduced disclosure about our executive compensation arrangements.

We have elected to take advantage of the exemption from the adoption of new or revised financial accounting standards until they would apply to private companies.

We will continue to be an emerging growth company until the earliest of:

●	the last day of our fiscal year in which we have total annual gross revenues of $1.07 billion (as such amount is indexed for inflation every five years by the SEC to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest $1 million) or more;
●	the last day of our fiscal year following the fifth anniversary of the date of our first sale of common equity securities under an effective Securities Act registration statement;
●	the date on which we have, during the prior three-year period, issued more than $1 billion in non-convertible debt; or
●	the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission, or SEC, which means the market value of our common shares that is held by non-affiliates (or public float) exceeds $700 million as of the last day of our second fiscal quarter in our prior fiscal year.

Employees

As of December 31, 2020, we had nine full-time employees (including executive officers) in Houston, Texas. None of our employees are subject to a collective bargaining agreement or represented by a union.

The foundation of our Company is our employees and our success begins with a values-driven culture and commitment to developing a skilled, agile, diverse and engaged workforce where every employee understands that they can and do make a difference. Advancing a safe, ethical, inclusive and diverse culture creates an environment that attracts and retains the high-performing workforce needed to successfully execute our strategy.

To build a better tomorrow for everyone, we continue to foster a culture that embraces inclusion and diversity and encourages collaboration. Our core values include inclusion and diversity, and we believe in equity and the value and voice of every employee.

Legal Proceedings

At December 31, 2020, we did not have any legal proceedings to which we were a party. However, please see Note 15, Subsequent Events, for current litigation.

Regulation

Environmental Regulation

Epsilon is subject to various federal, state and local laws and regulations governing the handling, management, disposal and discharge of materials into the environment or otherwise relating to the protection of human health, safety and the environment. Numerous governmental agencies, such as the U.S. Environmental Protection Agency, or the EPA, issue regulations to implement and enforce such laws, which often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties or that may result in injunctive relief for failure to comply. These laws and regulations may:

●	require the acquisition of various permits before drilling commences;
●	restrict the types, quantities and concentrations of various substances, including water and waste, that can be released into the environment;
●	limit or prohibit activities on lands lying within wilderness, wetlands and other protected areas; and
●	require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells.

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

Federal agencies also have begun directly regulating emissions of methane from natural gas operations. In 2016, the EPA published New Source Performance Standards (“NSPS”), known as Subpart OOOOa, that require certain facilities to reduce methane gas and volatile organic compound emissions. EPA published amendments to those regulations effective September 15, 2020.  However, on January 20, 2021, President Biden issued an Executive Order directing EPA to consider suspending, revising or rescinding the September 15, 2020 amendments and also to consider proposing new regulations governing methane and volatile organic compound emissions from existing oil and gas sector operations.

In November 2016, the Bureau of Land Management (“BLM”) published a final rule to reduce methane emissions by regulating venting, flaring, and leaking from oil and natural gas operations on public lands. A federal district court vacated much of that rule in October 2020 and that decision is now subject to an appeal.

Internationally, in April 2016, the United States joined other countries in entering into a non-binding agreement in France for nations to limit their GHG emissions through country-determined reduction goals every five years beginning in 2020 (the “Paris Agreement”).   Although the Trump Administration subsequently announced plans to withdraw from the Paris Agreement, on January 20, 2021 President Biden issued an Executive Order providing that he was accepting the Paris Agreement on behalf of the United States.

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

Market for Our Common Equity and Related Stockholder Matters

Market Information. Commencing on February 19, 2019, the common shares of the Company trade on the NASDAQ Global Market with the ticker symbol ‘‘EPSN.’’ Effective as of the close of trading on March 15, 2019, Epsilon voluntarily delisted its common shares from the Toronto Stock Exchange. The last reported sales price of our common shares on the NASDAQ Global Market on March 24, 2021 was $3.90 per share.

Shareholders. We had approximately 800 shareholders of record as of December 31, 2020.

Dividends. We have not declared or paid any cash or stock dividends on our common shares since our inception and do not anticipate declaring or paying any cash or stock dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Incentive Plans.

At December 31, 2020, we were authorized to issue equity securities as follows:

	Number of Shares to be	Weighted Average
	Issued Upon Exercise or	Exercise or Vesting Price	Number of Shares Remaining
	Vesting of Outstanding	of Outstanding Options	Available for Future Issuance
Plan Category	Options or Shares	or Shares	Under Equity Compensation Plans
Equity share options under Amended and Restated 2017 Stock Option Plan	245,000	$5.27	—
Common shares under Amended and Restated 2017 Stock Option Plan	178,170	$3.52	—
Common shares under 2020 Equity Incentive Plan	305,067	$3.75	1,674,100

The following table sets out the number of common shares to be issued upon exercise of outstanding options issued pursuant to our equity compensation plans and the weighted average exercise price of outstanding options for the periods indicated:

	As of		As of
	December 31, 2020		December 31, 2019
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price
Balance at beginning of period	245,000	$5.27	290,750	$5.02
Exercised	—	—	(25,000)	2.17
Expired/Forfeited	—	$—	(20,750)	5.37
Balance at period-end	245,000	$5.27	245,000	$5.27

Exercisable at period-end	245,000	$5.27	206,670	$5.32

As of December 31, 2020, we had no warrants or other common share-related rights outstanding.

At December 31, 2020, under the 2020 Equity Incentive Plan (the “2020 Plan”) (See Note 6 Shareholders’ Equity of the Notes to the Consolidated Financial Statements), we are authorized to issue 2,000,000 Common Shares to employees and directors of the Company. As of that date, we had 325,900 common shares granted under the 2020 Plan. We also had, as of December 31, 2020, 178,170 unvested shares outstanding under the predecessor plan, the 2017 Stock Compensation Plan. No more shares are authorized to be issued under this plan.

The following table sets out the number of time restricted common shares to be issued upon vesting over the next three years pursuant to our share compensation plans and the weighted average market price at date of issue for outstanding shares for the periods indicated:

	As of		As of
	December 31, 2020		December 31, 2019
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Grant Date	Shares	Grant Date
	Outstanding	Market Price	Outstanding	Market Price
Balance non-vested Restricted Stock at beginning of period	346,499	$3.76	282,833	$4.53
Granted	111,900	3.71	184,500	3.30
Vested	(168,329)	3.65	(106,834)	4.54
Forfeited	—	—	(14,000)	4.43
Balance non-vested Restricted Stock at end of period	290,070	$3.41	346,499	$3.76

The following table sets out the number of performance-based common shares to be issued upon vesting over the next three years pursuant to our share compensation plans and the weighted average market price at date of issue for outstanding shares for the periods indicated:

	As of		As of
	December 31, 2020		December 31, 2019
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Grant Date	Shares	Grant Date
	Outstanding	Market Price	Outstanding	Market Price
Balance non-vested Restricted Stock at beginning of period	—	$—	—	$—
Granted	214,000	3.42	—	—
Vested	(20,833)	3.22	—	—
Forfeited	—	—	—	—
Balance non-vested Restricted Stock at end of period	193,167	$3.45	—	$—

Recent Developments

The significant demand declines caused by the global response to the coronavirus 2019 pandemic (“COVID-19”) as well as the actions taken by a number of global oil producers contributed to steep declines in the demand and pricing for oil, natural gas and NGLs, negatively impacting U.S. producers in 2020. While Epsilon did not incur significant disruptions to operations during the year ended December 31, 2020 as a result of the COVID-19 pandemic, the Company did need to recognize an impairment on its legacy Oklahoma producing assets due to the historically low commodity prices. The full impact of the COVID-19 pandemic continues to evolve as of the date of this report. As such, the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations is uncertain. Management is actively monitoring the impact of the COVID-19 pandemic on the Company's financial condition, liquidity, operations, suppliers, industry and ability to obtain financing in future reporting periods. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, the Company is currently not able to estimate the effects of the COVID-19 pandemic on its results of operations, financial condition, or liquidity for the future.

The federal government has passed a series of relief and stimulus packages, including the CARES Act, for the country, but Epsilon has not and does not anticipate that it will apply for assistance under such programs. Accordingly, these programs have no effect on Epsilon’s financial statements.

On June 28, 2020, Chesapeake Energy Corporation (“CHK”) filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code (“Petition”). Chesapeake Energy Marketing, Inc., a subsidiary of CHK, is one of the Anchor Shippers under the Anchor Ship Gas Gathering Agreement (“ASGGA”) for the Auburn GGS with a 43.8750% voting percentage. The Williams Companies Inc. (“Williams”), including its subsidiary Appalachia Midstream Services, L.L.C. (“AMS”), is listed in the petition as a top 30 creditor of CHK, with an amount due by CHK under the ASGGA. On June 28, 2020 unpaid fees attributable to CHK for the ASGGA for May and June 2020 gathering fees were $1.1 million and $1.3 million respectively.

On December 15, 2020, a global resolution between Williams and CHK was approved by the United States Bankruptcy Court. As a part of the agreement, CHK affirmed the ASGGA for the Auburn GGS and agreed to pay all pre-petition and past due receivables related to midstream expenses, per the existing contracts. We received our share of the pre-petition amounts and as such, reversed our $0.8 million allowance for doubtful accounts. As of December 31, 2020, all cash has been received and revenue is included in the financial statements.

On March 10, 2021, Epsilon filed a complaint against Chesapeake Appalachia, LLC (“Chesapeake”) in the United States District Court for the Middle District of Pennsylvania, Scranton, Pennsylvania.  Epsilon claims that Chesapeake has breached a settlement agreement and several operating agreements (“JOAs”) to which Epsilon and Chesapeake are parties.  Epsilon asserts that Chesapeake has failed to cooperate with Epsilon’s efforts to develop resources in the Auburn Development, located in North-Central Pennsylvania, as required under both the settlement agreement and JOAs. Epsilon has requested a preliminary injunction, among other requests for relief.  Accordingly, a hearing on that request is expected to be heard in Spring 2021.

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

Our long-term commercial success depends on our ability to find, acquire, develop and commercially produce oil and natural gas reserves, the failure of which could result in under-use of capital and in losses.

Oil and natural gas operations involve many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our long-term commercial success depends on our ability to find, acquire, develop and commercially produce oil and natural gas reserves. Without the continual addition of new reserves, any existing reserves that we may have at any particular time and the production from those reserves will decline over time as those reserves are exploited. A future increase in our reserves will depend not only on our ability to explore and develop any properties we may have from time to time, but also on our ability to select and acquire suitable producing properties or prospects. We cannot assure you that we will be able to locate and continue to locate satisfactory properties for acquisition or participation. Moreover, if we do identify such acquisitions or participations, we may determine that current markets, terms of acquisition and participation or pricing conditions make such acquisitions or participations uneconomic. We cannot assure you that we will discover or acquire further commercial quantities of oil and natural gas.

Future oil and natural gas exploration may involve unprofitable efforts, not only from dry wells, but also from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. Completion of a well does not ensure a profit on the investment or recovery of drilling, completion and operating costs. In addition, drilling hazards or environmental damage could greatly increase the cost of operations, and various field operating conditions may adversely affect the production from successful wells. These conditions include delays in obtaining governmental approvals or consents, shut-ins of connected wells resulting from extreme weather conditions, insufficient storage or transportation capacity or other geological and mechanical conditions. While diligent well supervision and effective maintenance operations can contribute to maximizing production rates over time, production delays and declines from normal field operating conditions cannot be eliminated and can be expected to adversely affect revenue and cash flow levels to varying degrees.

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

In accordance with applicable securities laws, the technical report on our oil and natural gas reserves prepared by DeGolyer and MacNaughton, independent petroleum consultants, as of December 31, 2020 and 2019, or the DeGolyer Reserve Reports, used SEC guideline prices and cost estimates in calculating net cash flows from oil and natural gas reserve quantities included within the report. Actual future net revenue will be affected by other factors such as actual commodity prices, production levels, supply and demand for oil and natural gas, curtailments or increases in consumption by oil and natural gas purchasers, changes in governmental regulation or taxation and the impact of inflation on costs. Actual production and revenues derived thereof will vary from the estimates contained in the DeGolyer Reserve Report, and such variations could be material. The DeGolyer Reserve Report is based in part on the assumed success of activities that we intend to undertake in future years. The oil and natural gas reserves and estimated cash flows to be derived therefrom contained in the DeGolyer Reserve Report will be reduced to the extent that such activities do not achieve the level of success assumed in the DeGolyer Reserve Report.

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

An investment in us is subject to certain risks. There are numerous factors that may affect the success of our business that are beyond our control including local, national and international economic and political conditions. Our business involves a high degree of risk, which a combination of experience, knowledge and careful evaluation may not overcome. Through December 31, 2020, our primary source of revenue originated from natural gas production and gathering system revenues in the state of Pennsylvania. Our asset in Pennsylvania has not yet reached the mature stage, but at some point we may need to acquire and develop other producing assets to maintain our current level or to grow. To this end, we have begun to acquire leases and to expand our holdings in Pennsylvania. Our future depends on being able to successfully fund and develop these assets. There can be no assurance that our business will be successful or that profitability will continue or that we will discover additional commercial quantities of crude oil or natural gas.

If there is a sustained economic downturn or recession in the United States or globally, natural gas and oil prices may fall and may become and remain depressed for a long period of time, which may adversely affect our results of operations. We may be unable to obtain additional capital required to implement our business plan, which could restrict our ability to grow.

Operations could also be adversely affected by general economic downturns or limitations on spending. An economic downturn and uncertainty may have a negative impact on our business. In 2008, the financial markets collapsed causing the capital markets for the natural gas and oil sector substantial setbacks. As recently as 2015 and 2016, natural gas and oil prices decreased to a point as to make almost all investment in natural gas and oil projects uneconomic. As of March 16, 2020, the one month forward contract for WTI (NYMEX) was $28.70 per Bbl and the one month forward contract for natural gas (NYMEX) was $1.82 per MMBtu. We cannot predict the length and impact of the recent significant downturn in demand and commodity prices as a result of the global COVID-19 crisis and the discord among oil producing nations referred to as OPEC+. There can be no assurance that we will be able to access capital markets to provide funding for future operations that would require additional capital beyond our current existing available capital on terms acceptable to us.

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

The contract that governs our revolving credit facility contains covenants that impose operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability, subject to satisfaction of certain conditions, to incur additional indebtedness, sell assets, enter into transactions with affiliates, and enter into or refrain from entering into hedging contracts.

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

From time to time, we may enter into transactions to acquire assets or shares of other companies. These transactions may be financed partially or wholly with debt, which may increase our debt levels. Depending on future exploration and development plans, we may require additional equity and/or debt financing that may not be available or, if available, may not be available on favorable terms. Neither our articles nor our by-laws limit the amount of indebtedness that we may incur. The level of our indebtedness, from time to time, could impair our ability to obtain additional financing in the future on a timely basis to take advantage of business opportunities that may arise.

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

Our operations involve utilizing the latest drilling and completion techniques in order to maximize cumulative recoveries and generate high returns. However, high returns are not guaranteed, and the results of drilling in new or emerging formations are more uncertain initially than drilling results in areas that are more developed and have a longer history of established production. Newer or emerging formations and areas have limited or no production history and, consequently, a less predictable future of drilling results in these areas. Ultimately, the success of drilling and completion techniques can only be evaluated as more wells are drilled and production profiles are established over a sufficiently long time period. If drilling results are less than anticipated or we are unable to execute our drilling program because of capital constraints, lease expirations, access to gathering systems and limited takeaway capacity or otherwise, or if crude oil and natural gas prices decline, the return on our investment in these areas may not be as attractive as anticipated. Further, as a result of less than desirable results in developments we could incur material write-downs of our oil and natural gas properties and the value of undeveloped acreage could decline in the future.

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

However, some states and local jurisdictions across the United States, such as the State of New York, have begun adopting more restrictive regulation. Some members of the U.S. Congress and the EPA are studying environmental contamination related to hydraulic fracturing and the impact of fracturing on public health. In March 2015, the U.S. Congress introduced legislation to regulate hydraulic fracturing and require disclosure of the chemicals used in the hydraulic fracturing process, and may implement more stringent regulations in the future. Additionally, some states, such as the State of New York, have adopted, and others are considering, regulations that could restrict hydraulic fracturing. The ultimate status of such regulation is currently unknown. Any federal or state legislative or regulatory changes with respect to hydraulic fracturing could cause us to incur substantial compliance costs or result in operational delays, and the consequences of any failure to comply by us or our third-party operating partners could have a material adverse effect on our financial condition and results of operations.

Our operations are currently geographically concentrated and therefore subject to regional economic, regulatory and capacity risks.

Approximately 97% and 96% of our production during fiscal 2020 and 2019, respectively was derived from our properties in the Marcellus region of Pennsylvania. As a result of this geographic concentration, we may be disproportionately exposed to the effect of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, weather events or interruption of the processing or transportation of crude oil or natural gas. Additionally, we may be exposed to additional risks, such as changes in field-wide rules and regulations that could cause us to permanently or temporarily shut-in many or all of our wells within the Marcellus.

Delays in business operations may reduce cash flows and subject us to credit risks.

In addition to the usual delays in payments by purchasers of oil and natural gas to us or to the operators, and the delays by operators in remitting payment to us, payments from these parties may be delayed by restrictions imposed by lenders, accounting delays, delays in the sale or delivery of products, delays in the connection of wells to a gathering system, adjustment for prior periods, or recovery by the operator of expenses incurred in the operation of the properties. In addition, the transition of one operator to another as the result of an operator being bought or sold could cause additional operational delays beyond our control. Any of these delays could reduce the amount of cash flow available for our business in a given period and expose us to additional third-party credit risks.

We depend on the successful acquisition, exploration and development of oil and natural gas properties to develop any future reserves and grow production and revenue in the future, and assessments of our assets may be subject to uncertainty.

Acquisitions of oil and natural gas companies and oil and natural gas assets are typically based on engineering and economic assessments made by independent engineers and our own assessments. These assessments will include a series of assumptions regarding such factors as recoverability and marketability of oil and natural gas, future prices of oil and natural gas and operating costs, future capital expenditures and royalties and other government levies which will be imposed over the producing life of the reserves. Many of these factors are subject to change and are beyond our control. In particular, the prices of, and markets for, oil and natural gas products may change from those anticipated at the time of making such assessment. In addition, all such assessments involve a measure of geologic and engineering uncertainty which could result in lower production and reserves than anticipated. Initial assessments of acquisitions may be based on analysis by our internal engineers or reports by a firm of independent engineers that are not the same as the firm that we use for our year-end reserve evaluations. Because each of these firms may have different evaluation methods and approaches, these initial assessments may differ significantly from the assessments of the firm that we use. Any such instance may offset the return on and value of the common shares.

We depend on third-party operators and our key personnel, and competition for experienced, technical personnel may negatively affect our operations.

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

In addition to the operator, our success will depend in large measure on certain key personnel. The loss of the services of such key personnel could have a material adverse effect on us. We do not have key-person insurance in effect for management. The contributions of these individuals to our immediate operations are likely to be of central importance. In addition, the competition for qualified personnel in the oil and natural gas industry is intense, and there can be no assurance that we will be able to continue to attract and retain all personnel necessary for the development and operation of our business. Certain of our directors and officers are also directors of other companies and as such may, in certain circumstances, have a conflict of interest requiring them to abstain from certain decisions. Conflicts, if any, will be subject to the procedures and remedies of the Conflicts Committee.

Our leasehold interests are subject to termination or expiration under certain conditions.

Our properties are held in the form of leases and working interests in leases, collectively referred to as “leasehold interests.” If we or our joint venture partner fails to meet the specific requirement(s) of a particular leasehold interest, the leasehold interest may terminate or expire. There can be no assurance that any of the obligations required to maintain each leasehold interest will be met. The termination or expiration of a particular leasehold interest may have a material adverse effect on our financial condition and results of operations.

We may incur losses as a result of title deficiencies.

Although title reviews will be done according to industry standards before the purchase of most oil- and natural gas—producing properties or the commencement of drilling wells, such reviews do not guarantee or certify that an unforeseen defect in the chain of title will not arise to defeat our claim, which could result in a reduction in our ownership interest or of the revenue that we receive.

We may be exposed to third-party credit risk, and defaults by third parties could adversely affect us.

We are or may be exposed to third-party credit risk through our contractual arrangements with current or future joint venture partners, marketers of our petroleum and natural gas production, derivative counterparties and other parties. In the event such entities fail to meet their contractual obligations to us, such failures could have a material adverse effect on us and our cash flow from operations.

We may not be insured against all of the operating risks to which we are exposed.

Our involvement in the exploration for and development of oil and natural gas properties may result in our becoming subject to liability for pollution, blow outs, property damage, personal injury or other hazards. Although before drilling we plan to obtain insurance in accordance with industry standards to address certain of these risks, such insurance may not be available, be price-prohibitive, or contain limitations on liability that may not be sufficient to cover the full extent of such liabilities. In addition, such risks may not in all circumstances be insurable, or, in certain circumstances, we may elect not to obtain insurance to deal with specific risks because of the high premiums associated with such insurance or other reasons. The payment of such uninsured liabilities would reduce the funds available to us. The occurrence of a significant event that we are not fully insured against, or the insolvency of the insurer of such event, could have a material adverse effect on our financial position and our results of operations.

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

Additionally we may, due to circumstances beyond our control, be put in a position of over-hedging. If this occurs, our revenue could be adversely affected due to the necessity of buying gas at the current market rate in order to fulfill hedging sales obligations.

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

As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. We are an emerging growth company until the earliest of:

●	the last day of the fiscal year during which we have total annual gross revenues of $1.07 billion or more;
●	the last day of the fiscal year following the fifth anniversary of our registration on February 14, 2019;
●	the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or
●	the date on which we are deemed a “large accelerated filer” as defined under the federal securities laws.

For so long as we remain an “emerging growth company,” we will not be required to:

●	have an auditor report on our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;
●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis);
●	submit certain executive compensation matters to shareholders parachute provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; and
●	include detailed compensation discussion and analysis in our filings under the Exchange Act and instead may provide a reduced level of disclosure concerning executive compensation.

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

As we grow, we may be subject to growth-related risks including capacity constraints and pressure on our internal systems and controls. Our ability to manage growth effectively will require us to continue to implement and improve our operational and financial systems and to expend, train and manage our employee base.

We must maintain effective disclosure controls and procedures. We must also maintain effective internal controls over financial reporting or, at the appropriate time, our independent auditors will be unwilling or unable to provide us with an unqualified report on the effectiveness of our internal controls over financial reporting as required by Section 404(b) of the Sarbanes-Oxley Act. If we fail to maintain effective controls, investors may lose confidence in our operating results, the price of our common shares could decline and we may be subject to litigation or regulatory enforcement actions.

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

The gathering rate on the Auburn Gas Gathering System is subject to a cost of service model which could result in a non-competitive gathering rate and reduced throughput.

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

Although the Anchor Shippers have dedicated their acreage and reserves to the Auburn GGS, the Auburn GGS may not be chosen by other producers in these areas to gather and compress the natural gas extracted. We compete with other companies, including co-owners of the Auburn gas gathering system who operate other systems, for any such production from non-anchor shippers on the basis of many factors, including but not limited to geographic proximity to the production, costs of connection, available capacity, rates and access to markets. Competition in natural gas gathering is based in large part on existing assets, reputation, efficiency, system reliability, gathering system capacity and pricing arrangements. Our key competitors in the natural gas gathering business include independent gas gatherers and major integrated energy companies. Alternate gathering facilities are available to non-anchor shippers we serve, and those producers may also elect to construct proprietary gas gathering systems. A significant increase in competition in the gas gathering industry could have a material adverse effect on our financial position, results of operations and cash flows.

Several of our assets have been in service for many years may require significant expenditures to maintain them. As a result, our maintenance or repair costs may increase in the future.

Our gathering lines and compression facility are generally long-lived assets, and many of such assets have been in service for many years. The age and condition of our assets could result in increased maintenance or repair expenditures in the future. Any significant increase in these expenditures could adversely affect our gathering rate and competitive position.

We are exposed to the credit risk of our customers and counterparties, and our credit risk management will not be able to completely eliminate such risk.

We are subject to the risk of loss resulting from nonpayment and/or nonperformance by our customers and counterparties in the ordinary course of our business. Generally, our customers are rated investment grade, are otherwise considered creditworthy, or may be required to make prepayments or provide security to satisfy credit concerns. However, our credit procedures and policies cannot completely eliminate customer and counterparty credit risk. Our customers and counterparties include natural gas producers whose creditworthiness may be suddenly and disparately impacted by, among other factors, commodity price volatility, deteriorating energy market conditions, and public and regulatory opposition to energy producing activities. In a low commodity price environment certain of our customers could be negatively impacted, causing them significant economic stress including, in some cases, to file for bankruptcy protection or to renegotiate contracts. To the extent one or more of our key customers commences bankruptcy proceedings, our contracts with the customers may be subject to rejection under applicable provisions of the United States Bankruptcy Code, or may be renegotiated. Further, during any such bankruptcy proceeding, prior to assumption, rejection or renegotiation of such contracts, the bankruptcy court may temporarily authorize the payment of value for our services less than contractually required, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. If we fail to adequately assess the creditworthiness of existing or future customers and counterparties or otherwise do not take or are unable to take sufficient mitigating actions, including obtaining sufficient collateral, deterioration in their creditworthiness, and any resulting increase in nonpayment and/or nonperformance by them could cause us to write down or write off accounts receivable. Such write-downs or write-offs could negatively affect our operating results in the periods in which they occur, and, if significant, could have a material adverse effect on our business, results of operations, cash flows, and financial condition.

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

Our ability to maintain and expand our natural gas gathering businesses depends on the level of drilling and production by Anchor Shippers and third parties in our gathering area. Production from existing wells with access to our gathering systems will naturally decline over time. The amount of natural gas reserves underlying these existing wells may also be less than anticipated, and the rate at which production from these reserves declines may be greater than anticipated. We do not obtain independent evaluations of the other Anchor Shippers or third-party natural gas reserves connected to our systems and compression facilities. Accordingly, we do not have independent estimates of total reserves dedicated to our systems or the anticipated life of such reserves. Demand for our services is dependent on the demand for gas in the markets we serve. Alternative fuel sources such as electricity, coal, fuel oils, or nuclear energy could reduce demand for natural gas in our markets and have an adverse effect on our business. A failure to obtain access to sufficient natural gas supplies or a reduction in demand for our services in the markets we serve could result in impairments of our assets and have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our operations are subject to operational hazards and unforeseen interruptions.

There are operational risks associated with gathering and compression of natural gas, including:

●	Hurricanes, tornadoes, floods, extreme weather conditions and other natural disasters;
●	Aging infrastructure and mechanical problems;

●	Damages to pipelines and pipeline blockages or other pipeline interruptions;
●	Uncontrolled releases of natural gas, brine, or industrial chemicals;
●	Operator error;
●	Damage caused by third-party activity, such as operation of construction equipment;
●	Pollution and other environmental risks;
●	Fires, explosions, craterings, and blowouts; and
●	Terrorist attacks on our facilities or those of other energy companies.

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

The impacts of COVID-19 and the significant drop in commodity prices have had an unprecedented impact on the global economy. Impacts of the COVID-19 pandemic and/or any worsening of the global business and economic environment, may heighten or exacerbate many of the other risks disclosed. We are unable to predict all potential impacts to our business, the severity of such impacts or the duration. These risks could have a material adverse impact on our financial position, results of operations and cash flows.

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.     PROPERTIES.

The information required by Item 2 is contained in ‘‘Item 1. Business.’’

ITEM 3.     LEGAL PROCEEDINGS.

At December 31, 2020, we did not have any legal proceedings to which we were a party. However, please see Note 15, Subsequent Events, for current litigation.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The information required by Item 201 of Regulation S-K is contained in ‘‘Item 1. Business.’’

On December 31, 2020, our Board made a grant to our directors, executive officers and employees, entitling them to receive an aggregate of 200,900 Common Shares which shares will not be issued to the award recipients unless certain time or performance based vesting criteria, as applicable, are met, in which case the vesting will occur in equal parts over a three-year period. On September 1, 2020 our Board made a grant to our CEO, entitling him to receive an aggregate of 125,000 Common Shares which shares will not be issued to the award recipient unless certain performance based vesting criteria are met, in which case the vesting will occur over a three-year period. The awards were made under the 2020 Equity Incentive Plan in accordance with Rule 701 promulgated under the Securities Act.

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

The following table contains information about our repurchase of equity securities during the year ended December 31, 2020:

			Total number	Maximum number
			of shares	of shares that
			purchased as	may yet be
	Total number	Average price	part of publicly	purchased under
	of shares	paid per	announced plans	the plans or
	purchased	share	or programs (4)	programs (5)
Beginning of normal-course issuer bid, May 20, 2019			—	1,367,762
Shares purchased through December 31, 2019 (1) (2)	696,096	$3.72
January 2020 (2)	102,051	$2.95
February 2020 (2)	261,519	$3.11
March 2020 (2)	124,459	$2.98
April 2020 (2)	156,585	$2.48
May 2020 (2)	12,700	$2.91
July 2020 (3)	2,337,034	$3.06	2,337,034	—
Total as of December 31, 2020	3,690,444	$3.16	2,337,034	—

(1)	Shares purchased through December 31, 2019 were cancelled prior to the year ended December 31, 2019.

(2)	Epsilon repurchased these shares under its share repurchase program that commenced on May 20, 2019, as described above.

(3)	Epsilon repurchased these shares under its substantial issuer bid/issuer tender offer dated May 19, 2020, as described above.

(4)	The Company announced its intention to commence a substantial issuer bid/issuer tender offer on May 14, 2020, and the substantial issuer bid/issuer tender offer commenced May 19, 2020, as described above.

(5)	The normal-course issuer bid expired on May 19, 2020, and the substantial issuer bid/issuer tender offer expired on June 30, 2020.

ITEM 6.     SELECTED FINANCIAL DATA.

The table below presents our selected historical consolidated financial data for the years ended December 31, 2020 and 2019. The selected historical consolidated financial data as of and for the years ended December 31, 2020 and 2019 have been derived from our audited consolidated financial statements, which have been audited by BDO USA, LLP, an independent registered public accounting firm. The selected historical consolidated financial data set forth below should be read in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for such periods and our consolidated financial statements and related notes. Our consolidated financial statements included in this report have been prepared in accordance with United States generally accepted accounting principles, or GAAP.

	Year ended December 31,
	2020	2019
Income Statement Data
Revenues	$24,425,280	$26,690,336
Cost of revenues	8,482,220	7,908,803
Development geological and geophysical expenses	12,910	83,748
Depreciation, depletion, amortization and accretion	9,557,891	7,387,681
Impairment	1,760,000	—
Gain on sale of property	—	(1,375,000)
General and administrative expense	5,589,963	4,500,000
Income (loss) from operations	(977,704)	8,185,104
Other income	2,428,295	4,290,384
Income tax expense	575,420	3,777,489
Net income	$875,171	$8,697,999
Net income per share, basic	$0.03	$0.32
Net income per share, diluted	$0.03	$0.32
Weighted average number of shares outstanding, basic	25,122,501	27,129,430
Weighted average number of shares outstanding, diluted	25,122,501	27,129,430

	As of December 31,
	2020	2019
Balance Sheet Data
Cash and cash equivalents	$13,270,913	$14,052,417
Oil and gas properties	57,254,675	62,611,733
Gathering system properties	10,101,020	11,483,535
Total assets	86,676,184	97,669,203
Total long-term liabilities	13,146,361	13,807,341
Total shareholders’ equity(1)	69,019,443	76,362,994

(1) No cash dividends were declared or paid during the periods presented.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding of trends and significant changes in or results of operations and the financial condition of Epsilon Energy Ltd. and its subsidiaries for the periods presented. This section should be read in conjunction with the audited consolidated financial statements as of December 31, 2020 and 2019 and for the years then ended together with accompanying notes.

Overview

We are a North American on-shore focused independent natural gas and oil company engaged in the acquisition, development, gathering and production of natural gas and oil reserves. Our primary area of operation is Pennsylvania. Our assets are concentrated in areas with known hydrocarbon resources, which are conducive to multi-well, repeatable drilling programs.

Substantially all of the production from our Pennsylvania acreage (3,979 net) is dedicated to the Auburn Gas Gathering System, or the Auburn GGS, located in Susquehanna County, Pennsylvania for a 15-year term expiring in 2026 under an operating agreement whereby the Auburn GGS owners receive a fixed percentage rate of return on the total capital invested in the construction of the system. We own a 35% interest in the system which is operated by a subsidiary of Williams Partners, LP. In 2020, we paid $1.8 million to the Auburn GGS to gather and treat our 11.0 Bcf of natural gas production in Pennsylvania ($1.2 million to the Auburn GGS to gather and treat our 7.6 Bcf in 2019).

At December 31, 2020 our total estimated net proved reserves were 88,658 million cubic feet (MMcf) of natural gas reserves and 371,343 barrels (Bbl) of oil and other liquids, and we held leasehold rights to approximately 78,298 gross (13,285 net) acres. We have natural gas production in Pennsylvania, and natural gas and oil production from our operated and non-operated wells in Oklahoma.

Business Strategy

Our business strategy is to manage the cash flow generated from our producing leasehold and midstream assets in a manner where the risked capital allocation provides attractive rates of return. Our remaining inventory of drillable locations within existing leasehold is sufficient to maintain this cash flow for several years at capital expenditure levels well within the yearly free cash flow generated from these assets. In addition, we seek to identify attractive onshore natural gas and oil properties in the United States, to acquire leasehold interests and to develop our leasehold interests with the goal of deploying capital to earn attractive rates of return.

The core Marcellus Shale is one of the most attractive dry gas resources in the United States and has attracted significant development capital. Well productivity has improved dramatically for many years due to improving techniques in drilling and completing wells, resulting in increasing initial production rates and gas recoveries. The resulting supply of natural gas at times stresses the transportation infrastructure of the Northeast US and exacerbates the local price discount to Henry Hub. In many other basins throughout the US, the increase in natural gas production has outpaced demand. This market condition has resulted in historically weaker natural gas prices for the benchmark index Henry Hub.

The operating environment remains challenging in Northeast Pennsylvania. We implemented a number of initiatives to enhance the value of our core assets in the Marcellus including a comprehensive review of well spacing and completion productivity for both the Lower and Upper Marcellus, and we are working with our well operators to increase operating efficiency. In addition, we continue to work closely with our gathering system partners in order to optimize the operating conditions, enhance operational safety, and to preserve and grow the long-term value of our gathering system assets.

The major producers in the Appalachian region are under pressure from capital markets to demonstrate capital discipline and control costs. Several major producers have announced reduced capital programs to balance the supply-demand for the commodity. Accordingly, we expect local production during 2021 to be flat compared to 2020. We cannot, however, predict the beginning of and duration of a global recession and its impact on oil and gas demand and commodity prices. Our target is to maintain our current production level or grow modestly, but only if natural gas price levels are sufficient and the capital deployed can achieve our internal hurdle rate of return.

In the longer term, we believe natural gas prices will become more constructive due to moderating supply from both dry gas regions and associated gas from oil prone basins, and incremental demand from LNG exports, exports to Mexico and further coal to gas switching for domestic electrical power generation. Specifically, LNG export capacity is expected to more than double from the current ~ 10.5 Bcf/d to 17 Bcf/d by 2024 based only on facilities currently commissioning or under construction.

In the Northwest STACK, the Company is evaluating options for deploying capital due to the increase in prices for oil, natural gas liquids and natural gas. The leases are held by production which provides a long-term right to develop these assets when prospective rates of return are attractive. In the interim, Company continues to monitor the development activities from offset operators in our area in an effort to further appraise our leasehold.

We realized net income of $0.9 million during 2020 as compared to net income of $8.7 million for 2019. At December 31, 2020, our total estimated net proved reserves of natural gas were 88,658 MMcf, a decrease of 35,503 MMcf from December 31, 2019. Our standardized measure of discounted future net cash flows as of December 31, 2020 and 2019 was $16.0 million and $49.6 million, respectively. This measure of discounted future net cash flows does not include any estimate for future cash flows generated by Epsilon’s gathering system assets.

Results of Operations

The following review of operations for the periods presented below should be read in conjunction with our consolidated financial statements and the notes thereto.

Revenues

During the year ended December 31, 2020, revenues decreased $2.3 million, or 8.5%, to $24.4 million from $26.7 million during the same period in 2019.

Revenue and volume statistics for the years ended December 31, 2020 and 2019 were as follows:

	Year ended
	December 31,
	2020	2019
Revenues
Natural gas revenue	$15,207,227	$16,945,302
Volume (MMcf)	11,204	7,757
Avg. Price ($/Mcf)	$1.36	$2.18
PA Exit Rate (MMcfpd)	32.8	30.5
Oil and other liquids revenue	$338,325	$424,661
Volume (MBO)	14.9	14.5
Avg. Price ($/Bbl)	$22.66	$29.24
Gathering system revenue	$8,879,728	$9,320,373
Total Revenues	$24,425,280	$26,690,336

We earn gathering system revenue as a 35% owner of the Auburn Gas Gathering system. This revenue consists of fees paid by Anchor Shippers and third party customers of the system to transport gas from the wellhead to the compression facility, and then to the delivery meter at Tennessee Gas Pipeline. For the year ended December 31, 2020, approximately 85% of the Auburn GGS revenues earned are gathering fees, while 15% are compression fees. Third party customers represent approximately 4% of gathering revenues and 2% of compression revenues. For the year ended December 31, 2019, approximately 87% of the Auburn GGS revenues earned were gathering fees, while 13% were compression fees. Third party customers represent approximately 11% of gathering revenues and 4% of compression revenues. Revenues derived from transporting and compressing Epsilon’s production which have been eliminated from gathering system revenues amounted to $1.8 million and $1.2 million respectively for the year ended December 31, 2020 and 2019.

Upstream revenue consists substantially all of revenues from Pennsylvania, but immaterial Oklahoma revenues are also included. For the year ended December 31, 2020 upstream revenue decreased by $1.8 million, or 10.5%, over 2019, primarily as a result of lower natural gas prices, but offset by higher volumes. Volumes were higher during 2020, despite lower prices, primarily due to the reduction of the line pressure of the gathering system, and the addition of four new wells that went online in October 2019 in addition to the four new wells that went online in May of 2020. The end of the year daily production rate for gas in Pennsylvania was 32.8 MMcf.

Gathering system revenue decreased $0.4 million, or 4.7%, during the year ended December 31, 2020, due to an approximately $1.0 million decline in revenue from volumes of imported gas from other inter-connected systems (crossflow) in 2020. The Auburn GGS is subject to a cost of service model, whereby the Anchor Shippers dedicate acreage and reserves to the Auburn GGS. In exchange for this dedication, the owners of the Auburn system agree to a fixed rate of return on capital invested which cannot be exceeded. Therefore, rather than being subject to a fixed gathering rate, the Shippers are subject to a fluctuating gathering rate which is re determined annually in order to produce the contractual return on capital to the Auburn GGS owners. The term of the model is fixed from 2012 to 2026. Each year, actual throughput, revenue, operating expenses and capital are captured in the model, and the remaining years are forecasted. The model then iterates for a gathering rate that yields the contractual rate of return. All else being equal, to the extent that throughput is higher or capital is lower than the preceding year’s forecast, the gathering rate will decline.

Operating Costs

The following table presents total cost and cost per unit of production (Mcfe), including ad valorem, severance, and production taxes for the years ended December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019
Lease operating costs	$8,052,471	$6,571,394
Gathering system operating costs	429,749	1,337,409
	$8,482,220	$7,908,803

Upstream operating costs—Total $/Mcfe	0.72	0.85
Gathering system operating costs $ / Mcf	0.04	0.11

Upstream operating costs include costs primarily from Pennsylvania. Oklahoma costs have also been included in the total; however the costs are not significant. Upstream operating costs consist of lease operating expenses necessary to extract natural gas and oil, including gathering and treating the natural gas and oil to ready it for sale.

Gathering system operating costs consist primarily of rental payments for the natural gas fueled compression units. Other significant gathering system operating costs include chemicals (to prevent corrosion and to reduce water vapor in the gas stream), saltwater disposal, measurement equipment / calibration and general project management. The gathering system operating costs and the associated $/Mcf reported include the effects of elimination entries to remove the gas gathering fees billed by the gas gathering system operator to Epsilon’s upstream operations, and the volume associated with those fees. The elimination entries amounted to $1.8 million and $1.2 million for the years ended December 31, 2020 and 2019, respectively (see Note 12, “Operating Segments,” of the Notes to Consolidated Financial Statements).

For the year ended December 31, 2020, upstream operating costs increased by $1.5 million, or 22.5% from the same period in 2019. The increase in total cost was primarily due to the increase in volumes produced and the cost of operating four new wells that went online in October of 2019, in addition to four new wells that went online in May of 2020. The $/Mcfe decreased, primarily due to a decrease in discretionary maintenance spending during the year.

Gathering system costs (net of intercompany elimination) for the year ended December 31, 2020 decreased $0.9 million, or 67.9% from the same period in 2019. The Company’s share of total gathering system costs decreased only $0.3 million for the year ended December 31, 2020 over 2019; however, due to increased production from Epsilon and the resulting increase in the elimination of entry costs subtracted from the consolidated operating statements resulted in the large decrease in gathering system operating costs reported and a lower cost per Mcf.

Depletion, Depreciation, Amortization and Accretion (DD&A)

	Year ended December 31,
	2020	2019
Depletion, depreciation, amortization and accretion	$9,557,891	$7,387,681

Natural gas and oil and gathering system assets are depleted and depreciated using the units of production method aggregating properties on a field basis. For leasehold acquisition costs and the cost to acquire proved and unproved properties, the reserve base used to calculate depreciation and depletion is total proved reserves. At this time, the Company has only minimal leasehold acquisition costs, and only in Pennsylvania. For natural gas and oil development and gathering system costs, the reserve base used to calculate depletion and depreciation is proved developed reserves. A reserve report is prepared as of December 31, each year. The depletion for the first three quarters of the next year is normally based on the reserve report prepared at the end of the previous year, taking into consideration the limited development of the reserves over these time periods. The fourth quarter depletion is calculated using the reserve volumes from the reserve report prepared as of December 31 of the current year. However, for the three months ended March 31, 2020 and the three months ended June 30, 2020, due to the historically low commodity prices, the December 31, 2019 reserves report volumes were updated based on relevant prices and the depletion and depreciation were calculated using the lower volumes that resulted from the economics of the properties due to the lower prices because of the COVID-19 pandemic.

Depreciation expense includes amounts pertaining to our office furniture and fixtures, leasehold improvements, computer hardware and software. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 7 years.

Accretion expense is related to the asset retirement costs.

During the year ended December 31, 2020, DD&A expense increased by $2.2 million, or 29.4%, compared to the same period in 2019. This was due to the increase in production volumes mainly due to the reduction of the line pressure of the gathering system, and the addition of four new wells that went online in October 2019, and four new wells that went online in May 2020 which also resulted in increased production volumes.

Impairment

	Year ended December 31,
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

During the three months ended March 31, 2020, the Company recognized certain indicators of impairments specific to our Oklahoma assets and determined that carrying value of those assets was not recoverable based on the current indicators. As a result of this assessment, a $1.76 million impairment was assessed on the Company’s Oklahoma assets at March 31, 2020. No additional impairment was required as of December 31, 2020.

Gain (Loss) on Sale of Properties

	Year ended December 31,
	2020	2019
Gain (loss) on sale of properties	$—	$1,375,000

For the year ended December 31, 2019 gain (loss) on sale of properties consisted of a gain on the sale of a few stranded, non-producing leases in Pennsylvania. We had no sales for the year ended December 31, 2020.

General and Administrative (“G&A”)

	Year ended December 31,
	2020	2019
General and administrative	$5,589,963	$4,500,000

G&A expenses consist of general corporate expenses such as compensation, legal, accounting and professional fees, consulting services, travel and other related corporate costs such as stock options granted and restricted shares of stock granted and the related non-cash compensation.

The G&A expenses increased by $1.1 million, or 24.2%, during the year ended December 31, 2020 from the same period in 2019. This was mainly due to legal and administrative fees related to the tender offer in June 2020, which closed in July 2020, legal fees related to executive compensation, and increased stock-based compensation associated with the 2019 and 2020 stock grants.

Interest Expense

	Year ended December 31,
	2020	2019
Interest expense	$114,515	$115,356

Interest expense relates to the interest and commitment fees paid on the revolving line of credit.

Interest expense for the periods consists primarily of commitment fees as Epsilon did not access our line of credit during this time. Interest expense remained consistent during the year ended December 31, 2020 as compared to 2019 due to having no borrowings on our line of credit.

Net gain (loss) on commodity contracts

	Year ended December 31,
	2020	2019
Gain on derivative contracts	$2,503,655	$4,246,057

During the years ended December 31, 2020 and 2019, we entered into fixed price swap and basis swap derivative contracts. The amounts recorded represent the fair value changes on our derivative instruments during the period. During the periods, the Company received $4,503,457 and $1,949,232, respectively, on the settlement of contracts due to the change in commodity prices.

In January, March and October of 2019, the Company added Henry Hub and basis swaps totaling 2.22 Bcf with expirations during the year ended December 31, 2019. In January, February, March, April and October of 2019, the Company added Henry Hub and basis swaps totaling 4.64 Bcf with expirations during the year ended December 31, 2020. NYMEX HH prices generally declined throughout 2019 resulting in both realized gains on the Henry Hub swaps that expired in 2019 as well as unrealized gains on the Henry Hub swaps with expirations in 2020.

During 2020, the Company added 0.6 Bcf of Henry Hub swaps and 2.14 Bcf of basis swaps to its existing 2020 hedge portfolio. Both Henry Hub prices and basis prices generally declined throughout 2020 resulting in large realized gains for the year ended December 31, 2020. The Company did not add any 2021 hedges during 2020.

Other Income (Expense)

	Year ended December 31,
	2020	2019
Interest income and other income (expense)	$39,155	$159,683

For the years ended December 31, 2020 and 2019 other income (expense) consisted primarily of interest income.

Interest income decreased for the year ended December 31, 2020 due to having less cash in our money market account. We had less money in the account because of the money spent on share repurchase programs.

Net Income Compared to Adjusted EBITDA

	Year ended December 31,
	2020	2019
Net income (loss)	$875,171	$8,697,999
Add Back:
Net interest (income) expense	70,975	(43,523)
Income tax expense (benefit)	575,420	3,777,489
Depreciation, depletion, amortization, and accretion	9,557,891	7,387,681
Impairment expense	1,760,000	—
Stock based compensation expense	849,631	510,460
(Gain) loss on derivative contracts net of cash received or paid on settlement	1,999,802	(2,296,825)
Foreign currency translation (gain) loss	2,065	(437)
Adjusted EBITDA	$15,690,955	$18,032,844

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

Capital Resources and Liquidity

Cash Flow

Our primary source of cash during the years ended December 31, 2020 and 2019 was funds generated from operations and cash received on the settlement of derivative contracts. In addition, in 2019, cash was received from the sale of leases in Pennsylvania. For the years ended December 31, 2020 and 2019, cash was primarily used for operations, as well as for acquisition and development of natural gas and oil properties, the buyback of approximately $2 million of common shares through our share repurchase program, and the pre-payment of income taxes. Additionally, in 2020, cash was used for our substantial issuer bid/issuer tender dated May 19, 2020, as amended. Under the substantial issuer bid/tender offer, Epsilon utilized cash on hand to pay for the 2,337,034 properly tendered and not withdrawn common shares at a cost of approximately $7.15 million, excluding fees and expenses.

At December 31, 2020, we had a working capital surplus of $13.3 million, a decrease of $1.6 million from the $14.9 million surplus at December 31, 2019. The surplus decreased from December 31, 2019 primarily due to the $9.1 million of cash spent on the repurchase of common shares. This decrease in cash was offset by the cash generated by operations and cash received from the settlement of derivative contracts. The Company anticipates its current cash balance, cash flows from operations, and available sources of liquidity to be sufficient to meet its cash requirements. However, as the impact of recent declines in worldwide crude oil and natural gas prices and the impact of COVID-19 on the economy evolves, Epsilon will continue to assess its liquidity needs. In the event of a sustained market deterioration, the Company may need additional liquidity, which would require it to evaluate available alternatives and take appropriate actions.

Year ended December 31, 2020 compared to 2019

During the year ended December 31, 2020, $14.8 million was provided by our operating activities, compared to $13.0 million in 2019, a $1.8 million, or 14%, increase. The increase was mainly due to the increase in cash received on the settlement of derivative contracts.

We used $6.5 million for investing activities during the year ended December 31, 2020. This was spent primarily on leasehold and development costs targeting increasing production in Pennsylvania. During the same period of 2019, we used $10.5 million. This was spent primarily on leasehold and development costs targeting increasing production in Pennsylvania and Oklahoma, and the acquisition of unproved properties in Oklahoma, all offset by the $1.4 million received on the sale of leases in Pennsylvania.

The $9.1 million and $2.8 million for the years ended December 31, 2020 and 2019, respectively, of cash used for financing activity was primarily related to the repurchase and cancellation of common shares of Epsilon.

Credit Agreement

In addition, the Company has a senior secured credit facility which includes a total commitment of up to $100 million. The current effective borrowing base is $23 million, which is subject to semi-annual redetermination. There are currently no borrowings under the facility. If Epsilon decided to access the facility, depending on the level of borrowing, the Company might need to increase its hedging activity. Borrowings from the Facility may be used for the acquisition and development of oil and gas properties, investments in cash flow generating assets complimentary to the production of oil and gas, and for letters of credit and other general corporate purposes. Upon each advance, interest is charged at the highest of a) rate of LIBOR plus an applicable margin (2.75%-3.75% based on the percent of the line of credit utilized), b) the Prime Rate, or c) the sum of the Federal Funds Rate plus 0.5%. Effective January 7, 2019 the agreement was amended to extend the maturity date to March 1, 2022

The bank has a first priority security interest in the tangible and intangible assets of Epsilon Energy USA, Inc. to secure any outstanding amounts under the agreement. Under the terms of the agreement, the Company must maintain the following covenants:

●	Interest coverage ratio greater than 3 based on income adjusted for interest, taxes and non-cash amounts.
●	Current ratio, adjusted for line of credit amounts used and available and non-cash amounts, greater than 1.
●	Leverage ratio less than 3.5 based on income adjusted for interest, taxes and non-cash amounts.

We were in compliance with the financial covenants of the agreement as of December 31, 2020 and expect to be in compliance for the next 12 months. We expect to remain in compliance as we currently have no borrowings under the facility and have funded all operations for 2020 out of operating cash flow and cash on hand and expect to continue to do so through 2021.

	Balance at	Balance at
	December 31,	December 31,	Borrowing Base	Interest
	2020	2019	December 31, 2020	Rate
Revolving line of credit	$—	$—	$23,000,000	3 mo. LIBOR + 2.75%

Available borrowing capacity under the credit agreement is $23 million was reaffirmed on February 11, 2020.

Repurchase Transactions

Since May 20, 2019, Epsilon has conducted a normal course issuer bid (“NCIB”) to repurchase our issued and outstanding common shares, when doing so has been accretive to management's estimates of intrinsic value per share. The NCIB ended on May 19, 2020. Since the commencement of the NCIB on May 20, 2019, Epsilon has strengthened its financial position. With sufficient cash flow from operations, it used discretionary cash to fund these repurchases. Since May 20, 2019, Epsilon has repurchased 1,353,410 common shares of the authorized 1,367,762 purchase amount. During the year ended December 31, 2020, the Company spent $1,910,765, excluding fees and expenses, under the NCIB. For the year ended December 31, 2019, Epsilon spent $1,456,417, excluding fees and expenses, to repurchase common shares.

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

Accordingly, during the year ended December 31, 2020, the Company spent $9,062,089, excluding fees and expenses, to repurchase common shares.

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

At December 31, 2020, we had no outstanding contracts.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2020:

	Payments Due by Period
		Less than	1 – 3	Greater than
	Total	1 Year	Years	3 Years
Asset retirement obligations, undiscounted	$8,772,066	$124,161	$—	$8,647,905
Capital expenditure commitments	2,268,296	295,920	1,972,376	—
Operating leases	245,883	103,073	142,810	—
Total future commitments	$11,286,245	$523,154	$2,115,186	$8,647,905

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

Off-Balance Sheet Arrangements

As of December 31, 2020 and 2019, we had no off-balance sheet arrangements.

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

Depreciation and amortization of other property, plant and equipment is calculated on a straight-line basis over the estimated useful life of the asset.

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

We compare expected undiscounted future cash flows at a depreciation, depletion and amortization group level to the carrying value of the asset. If the expected undiscounted future cash flows, based on our estimates of (and assumptions regarding) future oil and natural gas prices, operating costs, development expenditures, anticipated production from proved reserves and other relevant data, are lower than the carrying value of the asset, the carrying value is reduced to fair value. Fair value is generally calculated using the Income Approach described in the Fair Value Measurement Topic of the ASC based on estimated discounted net cash flows. Estimates of future cash flows require significant judgment, and the assumptions used in preparing such estimates are inherently uncertain. In addition, such assumptions and estimates are reasonably likely to change in the future. Significant inputs used to determine the fair values of proved properties include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices and (iv) a market-based weighted average cost of capital rate.

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

Derivative Financial Instruments

Derivative financial instruments are used to hedge exposure to changes in commodity prices arising in the normal course of business. The principal derivatives that may be used are commodity price swap and collar contracts. The use of these instruments is subject to policies and procedures as approved by the Board. Derivative financial instruments are not traded for speculative purposes. No derivative contracts have been designated as cash flow hedges for accounting purposes. Derivative financial instruments are initially recognized at cost, if any, which approximates fair value. Subsequent to initial recognition, derivative financial instruments are recognized at fair value. The derivatives are valued on a mark-to-market valuation, and the gain or loss on re-measurement to fair value is recognized through the consolidated statements of operations and comprehensive income (loss). The estimated fair value of derivative instruments requires substantial judgment. These values are based upon, among other things, option pricing models, futures prices, volatility, time to maturity, and credit risk. The values reported in Epsilon’s financial statements change as these estimates are revised to reflect actual results, changes in market conditions or other factors.

The counterparties to our derivative instruments are not known to be in default on their derivative positions. However, we are exposed to credit risk to the extent of nonperformance by the counterparty in the derivative contracts. We believe credit risk is minimal and do not anticipate such nonperformance by such counterparties.

Asset Retirement Obligations (“ARO”)

We recognize asset retirement obligations under ASC 410, Asset Retirement and Environmental Obligations. ASC 410 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. For our upstream properties, these obligations consist of estimated future costs associated with the plugging and abandonment of natural gas and oil wells, removal of equipment and facilities from leased acreage and land restoration in accordance with applicable local, state and federal laws. For our gathering system, these obligations consist of estimated future costs associated with the removal of equipment and facilities from leased acreage and land restoration in accordance with applicable local, state and federal laws. The discounted fair value of an ARO liability is required to be recognized in the period in which it is incurred, with the associated asset retirement cost capitalized as part of the carrying cost of the natural gas and oil or gathering system asset. The initial recognition of an ARO fair value requires that management make numerous assumptions regarding such factors as the amounts and timing of settlements; the credit-adjusted risk-free discount rate; and the inflation rate. In periods subsequent to the initial measurement of an ARO, period-to-period changes are recognized in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. Increases in the ARO liability due to the passage of time impact net income as accretion expense. The related capitalized cost, including revisions thereto, is charged to expense through DD&A over the life of the natural gas and oil property or gathering system asset.

Income Taxes

Tax regulations and legislation in the U.S. and Canada are subject to change and differing interpretations requiring judgment. Deferred tax assets are recognized when it is considered probable that deductible temporary differences will be recovered in future periods, which requires judgment. Deferred tax liabilities are recognized when it is considered probable that temporary differences will be payable to tax authorities in future periods, which requires judgment. Income tax filings are subject to audits and re-assessments. Changes in facts, circumstances, and interpretations of the standards may result in a material increase or decrease in our provision for income taxes.

Recently Issued Accounting Standards

See Note 3 Summary of Significant Accounting Policies in Notes to the Consolidated Financial Statements.

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

Interest Rate Risk

Market risk is estimated as the change in fair value resulting from a hypothetical 100-basis-point change in the interest rate on the outstanding balance under our credit agreement. The credit agreement allows us to fix the interest rate for all or a portion of the principal balance for a period up to three months. To the extent that the interest rate is fixed, interest rate changes affect the instrument’s fair market value but do not affect results of operations or cash flows. Conversely, for the portion of the credit agreement that has a floating interest rate, interest rate changes will not affect the fair market value but will affect future results of operations and cash flows.

At December 31, 2020 and 2019, the outstanding principal balance under the credit agreement was nil.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated balance sheets as of December 31, 2020 and 2019, and the consolidated statements of operations and comprehensive income, changes in shareholders’ equity and cash flows for years ended December 31, 2020 and 2019 included in this annual report have been prepared in accordance with U.S. GAAP.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Epsilon Energy Ltd.

Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Epsilon Energy Ltd. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 25, 2021

EPSILON ENERGY LTD.

Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$13,270,913	$14,052,417
Accounts receivable	3,917,288	4,296,917
Fair value of derivatives	—	1,999,802
Prepaid income taxes	89,285	1,641,501
Other current assets	500,583	433,687
Total current assets	17,778,069	22,424,324
Non-current assets
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	133,902,723	130,819,256
Unproved properties	21,552,063	21,047,512
Accumulated depletion, depreciation, amortization and impairment	(98,200,111)	(89,255,035)
Total oil and gas properties, net	57,254,675	62,611,733
Gathering system	42,202,644	41,445,225
Accumulated depletion, depreciation, amortization and impairment	(32,101,624)	(29,961,690)
Total gathering system, net	10,101,020	11,483,535
Land	637,764	375,314
Buildings and other property and equipment, net	338,419	211,879
Total property and equipment, net	68,331,878	74,682,461
Other assets:
Restricted cash	565,858	561,294
Prepaid drilling costs	379	1,124
Total non-current assets	68,898,115	75,244,879
Total assets	$86,676,184	$97,669,203

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable trade	$1,592,451	$2,828,495
Royalties payable	1,155,698	1,306,922
Accrued capital expenditures	139,766	627,356
Accrued gathering fees	512,796	373,929
Other accrued liabilities	1,002,935	858,188
Asset retirement obligations	106,734	1,503,978
Total current liabilities	4,510,380	7,498,868
Non-current liabilities
Asset retirement obligations	3,043,509	1,405,877
Deferred income taxes	10,102,852	12,401,464
Total non-current liabilities	13,146,361	13,807,341
Total liabilities	17,656,741	21,306,209
Commitments and contingencies (Note 10)
Shareholders' equity
Common shares, no par value, unlimited shares authorized and 23,985,799 issued and outstanding at December 31, 2020 and 26,790,985 shares issued and outstanding at December 31, 2019.	131,730,401	140,808,923
Additional paid-in capital	7,879,119	7,029,488
Accumulated deficit	(80,410,724)	(81,285,895)
Accumulated other comprehensive income	9,820,647	9,810,478
Total shareholders' equity	69,019,443	76,362,994
Total liabilities and shareholders' equity	$86,676,184	$97,669,203

The accompanying notes are an integral part of these consolidated financial statements

EPSILON ENERGY LTD.

Consolidated Statements of Operations and Comprehensive Income

	Year ended December 31,
	2020	2019
Revenues from contracts with customers:
Gas, oil, NGLs and condensate revenue	$15,545,552	$17,369,963
Gas gathering and compression revenue	8,879,728	9,320,373
Total revenue	24,425,280	26,690,336

Operating costs and expenses:
Lease operating expenses	8,052,471	6,571,394
Gathering system operating expenses	429,749	1,337,409
Development geological and geophysical expenses	12,910	83,748
Depletion, depreciation, amortization, and accretion	9,557,891	7,387,681
Impairment of proved properties	1,760,000	—
Gain on sale of property	—	(1,375,000)
General and administrative expenses:
Stock based compensation expense	849,631	510,460
Other general and administrative expenses	4,740,332	3,989,540
Total operating costs and expenses	25,402,984	18,505,232
Operating income (loss)	(977,704)	8,185,104

Other income (expense):
Interest income	43,540	158,879
Interest expense	(114,515)	(115,356)
Gain on derivative contracts	2,503,655	4,246,057
Other income (expense)	(4,385)	804
Other income, net	2,428,295	4,290,384

Net income before income tax expense	1,450,591	12,475,488
Income tax expense	575,420	3,777,489
NET INCOME	$875,171	$8,697,999
Currency translation adjustments	10,169	12,548
NET COMPREHENSIVE INCOME	$885,340	$8,710,547

Net income per share, basic	$0.03	$0.32
Net income per share, diluted	$0.03	$0.32
Weighted average number of shares outstanding, basic	25,122,501	27,129,430
Weighted average number of shares outstanding, diluted	25,122,501	27,129,430

The accompanying notes are an integral part of these consolidated financial statements

EPSILON ENERGY LTD.

Consolidated Statements of Changes in Shareholders’ Equity

						Accumulated
						Other		Total
	Common Shares Issued		Treasury Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	paid-in Capital	Income	Deficit	Equity
Balance at December 31, 2018	27,439,300	$143,705,441	(26,953)	$(94,418)	$6,519,028	$9,797,930	$(89,983,894)	$69,944,087
Net income	—	—	—	—	—	—	8,697,999	8,697,999
Stock-based compensation expenses	—	—	—	—	510,460	—	—	510,460
Exercise stock options	25,000	54,250	—	—	—	—	—	54,250
Purchase of treasury shares	—	—	(753,196)	(2,856,350)	—	—	—	(2,856,350)
Retirement of treasury shares	(780,149)	(2,950,768)	780,149	2,950,768	—	—	—	—
Vesting of shares of restricted stock	106,834	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	12,548	—	12,548
Balance at December 31, 2019	26,790,985	$140,808,923	—	$—	$7,029,488	$9,810,478	$(81,285,895)	$76,362,994
Net income	—	—	—	—	—	—	875,171	875,171
Stock-based compensation expenses	—	—	—	—	849,631	—	—	849,631
Purchase of treasury shares	—	—	(657,314)	(1,927,198)	—	—	—	(1,927,198)
Retirement of treasury shares	(657,314)	(1,927,198)	657,314	1,927,198	—	—	—	—
Shares retired through tender offer	(2,337,034)	(7,151,324)	—	—	—	—	—	(7,151,324)
Vesting of shares of restricted stock	189,162	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	10,169	—	10,169
Balance at December 31, 2020	23,985,799	$131,730,401	—	$—	$7,879,119	$9,820,647	$(80,410,724)	$69,019,443

The accompanying notes are an integral part of these consolidated financial statements

EPSILON ENERGY LTD.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2020	2019
Cash flows from operating activities:
Net income	$875,171	$8,697,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	9,557,891	7,387,681
Impairment of proved properties	1,760,000	—
Gain on sale of properties	—	(1,375,000)
Gain on derivative contracts	(2,503,655)	(4,246,057)
Cash received from settlements of derivative contracts	4,503,457	1,949,232
Settlement of asset retirement obligation	(79)	—
Stock-based compensation expense	849,631	510,460
Deferred income tax expense (benefit)	(2,298,612)	2,412,186
Changes in assets and liabilities:
Accounts receivable	379,629	745,217
Prepaid income taxes and other current assets	1,485,320	(1,625,244)
Accounts payable, royalties payable and other accrued liabilities	207,613	(1,471,460)
Net cash provided by operating activities	14,816,366	12,985,014
Cash flows from investing activities:
Acquisition of unproved oil and gas properties	—	(596,500)
Additions to unproved oil and gas properties	(504,551)	(952,345)
Additions to proved oil and gas properties	(4,870,976)	(9,411,916)
Additions to gathering system properties	(731,046)	(366,059)
Additions to land, buildings and property and equipment	(419,125)	(588,325)
Prepaid drilling costs	745	(1,124)
Proceeds from sale of leases	—	1,375,000
Net cash used in investing activities	(6,524,953)	(10,541,269)
Cash flows from financing activities:
Buyback of common shares	(9,078,522)	(2,856,350)
Exercise of stock options	—	54,250
Net cash used in financing activities	(9,078,522)	(2,802,100)
Effect of currency rates on cash, cash equivalents and restricted cash	10,169	12,548
(Decrease) in cash, cash equivalents and restricted cash	(776,940)	(345,807)
Cash, cash equivalents and restricted cash, beginning of period	14,613,711	14,959,518
Cash, cash equivalents and restricted cash, end of period	$13,836,771	$14,613,711

Supplemental cash flow disclosures:
Income taxes paid	$1,320,000	$2,794,422
Interest paid	$114,515	$119,138

Non-cash investing activities:
Change in proved properties accrued in accounts payable and accrued liabilities	$(1,825,230)	$1,464,965
Change in gathering system accrued in accounts payable and accrued liabilities	$26,373	$(40,782)
Asset retirement obligation asset additions and adjustments	$37,722	$1,169,903

The accompanying notes are an integral part of these consolidated financial statements

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

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

Recent Developments

The significant demand declines caused by the global response to the coronavirus 2019 pandemic (“COVID-19”) as well as the actions taken by a number of global oil producers has contributed to steep declines in the demand and pricing for oil, natural gas and NGLs, negatively impacting U.S. producers. While Epsilon did not incur significant disruptions to operations during the year ended December 31, 2020 as a result of the COVID-19 pandemic, the Company did need to recognize an impairment on its legacy Oklahoma producing assets due to the historically low commodity prices. The full impact of the COVID-19 pandemic continues to evolve as of the date of this report. As such, the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations is uncertain. Management is actively monitoring the impact of the COVID-19 pandemic on the Company's financial condition, liquidity, operations, suppliers, industry and ability to obtain financing in future reporting periods. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, the Company is currently not able to estimate the effects of the COVID-19 pandemic on its results of operations, financial condition, or liquidity for the future.

The federal government has passed a series of relief and stimulus packages, including the CARES Act, for the country, but Epsilon has not and does not anticipate that it will apply for assistance under such programs. Accordingly, these programs have no effect on Epsilon’s financial statements.

On June 28, 2020, Chesapeake Energy Corporation (“CHK”) filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code (“Petition”). Chesapeake Energy Marketing, Inc., a subsidiary of CHK, is one of the Anchor Shippers under the Anchor Ship Gas Gathering Agreement (“ASGGA”) for the Auburn GGS with a 43.8750% voting percentage. The Williams Companies Inc. (“Williams”), including its subsidiary Appalachia Midstream Services, L.L.C. (“AMS”), is listed in the petition as a top 30 creditor of CHK, with an amount due by CHK under the ASGGA. On June 28, 2020 unpaid fees attributable to CHK for the ASGGA for May and June 2020 gathering fees were $1.1 million and $1.3 million respectively.

On December 15, 2020, a global resolution between Williams and CHK was approved by the United States Bankruptcy Court. As a part of the agreement, CHK affirmed the ASGGA for the Auburn GGS and agreed to pay all pre-petition and past due receivables related to midstream expenses, per the existing contracts. We have received our share of the pre-petition amounts and as such, reversed our $0.8 million previously established allowance for doubtful accounts related to the Company’s share of those payments as of December 31, 2020.

On March 10, 2021, Epsilon filed a complaint against Chesapeake Appalachia, LLC (“Chesapeake”) in the United States District Court for the Middle District of Pennsylvania, Scranton, Pennsylvania.  Epsilon claims that Chesapeake has breached a settlement agreement and several operating agreements (“JOAs”) to which Epsilon and Chesapeake are parties.  Epsilon asserts that Chesapeake has failed to cooperate with Epsilon’s efforts to develop resources in the Auburn Development, located in North-Central Pennsylvania, as required under both the settlement agreement and JOAs. Epsilon has requested a preliminary injunction, among other requests for relief.  Accordingly, a hearing on that request is expected to be heard in Spring 2021.

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2020 and 2019

2. Basis of Preparation

The accounts are maintained and the consolidated financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All amounts presented are in US$ unless otherwise indicated.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Epsilon Energy USA, Inc. and its wholly owned subsidiaries, Epsilon Midstream, LLC, Dewey Energy GP, LLC, Dewey Energy Holdings, LLC and Altolisa Holdings, LLC. With regard to the gathering system, in which Epsilon owns an undivided interest in the asset, proportionate consolidation accounting is used. All inter-company transactions have been eliminated.

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

3. Summary of Significant Accounting Policies

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on hand and short-term, highly liquid investments with original maturities of three months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value.

Restricted cash consists of amounts deposited to back bonds or letters of credit for potential well liabilities. The Company presents restricted cash with cash and cash equivalents in the Consolidated Statements of Cash Flows. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts in the Consolidated Statements of Cash Flows as of December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019
Cash and cash equivalents	$13,270,913	$14,052,417
Restricted cash included in other assets	565,858	561,294
Cash, cash equivalents and restricted cash in the statement of cash flows	$13,836,771	$14,613,711

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are primarily from purchasers of oil and natural gas, counterparties to our financial instruments, and revenues earned for compression and gathering services. Both oil and natural gas receivables are generally collected within 30 days after the end of the month. Compression and gathering receivables are generally collected within 60 days after the end of the month. We review all outstanding accounts receivable balances and record a reserve for amounts that we expect will not be fully recovered. Actual balances are not applied against the reserves until substantially all collection efforts have been exhausted. Our allowance for doubtful accounts was nil as of December 31, 2020 and 2019.

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2020 and 2019

For the year ended December 31, 2020, we recognized an $819,000 bad debt expense, but then reversed it at December 31, 2020. There was no bad debt expense recognized for the year ended December 31, 2019.

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

Depreciation, depletion and amortization of the cost of proved oil and natural gas properties is calculated using the unit-of-production method. The reserve base used to calculate depreciation, depletion and amortization for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves. With respect to lease and well equipment costs, which include development costs and successful exploration drilling costs, the reserve base includes only proved developed reserves.

When circumstances indicate that proved oil and natural gas properties may be impaired, Epsilon compares expected undiscounted future cash flows at a depreciation, depletion and amortization group level to the carrying value of the asset. If the expected undiscounted future cash flows, based on Epsilon’s estimate of future crude oil and natural gas prices, operating costs, anticipated production from proved reserves and other relevant data, are lower than the carrying value of the asset, the capitalized cost is reduced to fair value. Fair value is generally calculated using the Income Approach described in the Fair Value Measurement Topic ASC 820, which considers estimated discounted future cash flows.

Gas Gathering System Properties

Epsilon accounts for its gas gathering system asset using the proportionate consolidation method of accounting.

Epsilon’s 35% portion of asset development costs are capitalized when incurred. All other costs are expensed.

Depreciation, depletion and amortization of the cost of gathering system properties is calculated using the unit-of- production method. The reserve base used to calculate depreciation, depletion and amortization for the gathering system includes only proved Pennsylvania, natural gas developed reserves.

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

For the years ended December 31, 2020 and 2019

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

Natural Gas Revenues

The Company’s natural gas purchase contracts are generally structured such that Epsilon commits and dedicates for sale its proportionate share of natural gas production per day to a purchaser. Natural gas is sold at a percentage of index prices of each component, less any stated deductions. Control transfers at the delivery point specified in the contract, which typically is stated as the inlet of the 3rd party sales transportation pipeline. The Company recognizes revenue proportionate to its entitled share of volumes sold. Currently, almost all of Epsilon’s natural gas production comes from the Marcellus Field in Northeastern Pennsylvania.

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

For the years ended December 31, 2020 and 2019

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

Allowance for Doubtful Accounts

Estimated losses on accounts receivable are provided through an allowance for doubtful accounts. We estimate the allowance for doubtful accounts through various procedures, including review of our trade receivable balances by counterparty, assessing economic events and conditions, our historical experience with counterparties, the counterparty’s financial condition and the amount and age of past due accounts.

Buildings and Other Property and Equipment

Buildings are depreciated on a straight-line basis over the estimated useful life of the property, 30 years.

Other property and equipment consists of computer hardware and software, and furniture and fixtures. Other property and equipment is generally depreciated on a straight-line basis over the estimated useful lives of the property and equipment, which range from 3 years to 7 years.

Financial Instruments and Fair Value

Epsilon’s financial instruments consist of cash, cash equivalents, restricted cash, commodity derivative contracts, accounts receivable, accounts payable, accrued liabilities, and long-term debt.

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

Commodity derivative instruments consist of fixed-price swaps, and basis swap contracts for natural gas. The Company’s derivative contracts are valued based on an income approach. The model considers various assumptions, such

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2020 and 2019

as quoted forward prices for commodities, time value and volatility factors. These assumptions are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace, and are therefore designated as Level 2 within the valuation hierarchy. The Company utilizes its counterparties’ valuations to assess the reasonableness of its own valuations.

Derivative Instruments

The Company enters into derivative contracts to hedge price risk associated with a portion of natural gas production. While it is never management’s intention to hold or issue derivative instruments for speculative trading purposes, conditions sometimes arise where actual production is less than estimated, which has, and could, result in over-hedged volumes. Natural gas production is primarily sold under market sensitive contracts which are typically priced at a differential to the NYMEX or the published natural gas index prices for the producing area due to the natural gas quality and the proximity to major consuming markets. Our derivative transactions have included the following:

●	Fixed-price swaps—where a fixed-price is received for production and a variable market price is paid to the contract counterparty.
●	Basis swap contracts—which guarantee a specified price differential between the price at Henry Hub and our physical pricing points. If the settled price differential is greater than the swapped basis, then we receive a payment from the counterparty in the amount of the difference between the two. If the settled price differential is less than the swapped basis, then we make a payment to the counterparty for the difference between the two.

Derivative assets and liabilities are initially measured at fair value and then re-valued at each reporting period. Using this method, derivative instruments are recorded on the consolidated balance sheets at fair value as either current or non-current assets or liabilities based on their anticipated settlement date. Gains or losses on derivative contracts are recorded as gain (loss) on commodity contracts in the consolidated statements of operations and comprehensive income. Hedge accounting is not used for our derivative assets and liabilities.

Asset Retirement Obligations

The Company records a liability for asset retirement obligations at fair value in the period in which the liability is incurred if a reasonable estimate of fair value can be made. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. Subsequently, the asset retirement cost is allocated to expense using a systematic and rational method of the asset’s useful life. Recognized asset retirement obligations relate to the plugging and abandonment of oil and natural gas wells and decommissioning of the gas gathering system. Management reviews the estimates of the timing of well abandonments as well as the estimated plugging and abandonment costs, which are discounted at the credit adjusted risk free rate. These adjustments are recorded to the asset retirement obligations with an offsetting change to oil and gas properties. An ongoing accretion expense is recognized for changes in the value of the liability as a result of the forecast inflation due to the passage of time, which is recorded in depreciation, depletion, amortization, and accretion expense in the consolidated statements of operations and comprehensive income.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable and derivative contracts. Exposure to credit risk associated with these instruments is controlled by (i) placing assets and other financial interests with credit-worthy financial institutions, (ii) maintaining policies over credit extension that include the evaluation of customers’ financial condition and monitoring paying history, although the Company does not have collateral requirements and (iii) netting derivative assets and liabilities for counterparties with a legal right of offset. At December 31, 2020 and 2019, the cash and cash equivalents were primarily concentrated in two financial institutions, one in Canada and one in the US. The Company periodically assesses the financial condition of these institutions and believe that any possible credit risk is minimal.

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2020 and 2019

Geographic Locations of Operations

Approximately 97% and 96% of our production during fiscal 2020 and 2019, respectively was derived from natural gas production and gathering system revenues in the state of Pennsylvania. Our asset in Pennsylvania has not yet reached the mature stage, but at some point we may need to acquire and develop other producing assets to maintain our current level or to grow. To this end, we have begun to acquire leases and to expand our holdings in Pennsylvania.

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

Stock-Based Compensation

The Company mainly estimates the fair value of all stock options awarded to employees and directors using the Black-Scholes option pricing model. Other models are used for options with more complex vesting criteria. Compensation expense and a corresponding increase to additional paid-in capital are recorded over the vesting period based on the fair value of the options granted using a graded vesting approach. When stock options are exercised for common shares, consideration paid by the stock option holders and additional paid-in capital associated with the stock options are recorded. The Company estimates a forfeiture rate and adjusts the corresponding expense each period based on an updated forfeiture estimate (see Note 6).

The Company has issued time-based restricted stock and performance share units (“PSU”) to employees and directors of the Company. The fair value of the time-based restricted stock is determined using the fair value of the Company’s common stock on the date of grant. The fair value of the PSUs is determined by the performance requirements. Based on the performance requirements, either the fair value of the Company’s common stock on the date of grant, or a Monte Carlo valuation is used to determine fair value of the shares at the date of the grant. These awards vest ratably over a three-year period. Compensation expense and a corresponding increase to additional paid in capital are recorded over the vesting period.

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

For the years ended December 31, 2020 and 2019

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

In March 2020, the FASB issued ASU No. 2020-04 - Reference Rate Reform (Topic 848), codified as ASC 848 (“ASC 848”). The purpose of ASC 848 is to provide optional guidance to ease the potential effects on financial reporting of the market-wide migration away from Interbank Offered Rates (“IBORs”) to alternative reference rates. ASC 848 applies only to contracts, hedging relationships, and other transactions that reference a reference rate expected to be discontinued because of reference rate reform. The guidance may be applied upon issuance of ASC 848 through December 31, 2022. We do not expect a material impact from the adoption of this ASU.

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

In June 2016 the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, and must be applied retrospectively. Early adoption is permitted. Epsilon is currently assessing the expected impact, and will adopt ASU 2016-13 as of January 1, 2023.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (ASU 2016-02), which significantly changes accounting for leases by requiring that lessees recognize a right of use asset and a related lease liability representing the obligation to make lease payments, for all lease transactions with terms greater than one year. Additional disclosures about an entity’s lease transactions will also be required. ASU 2016-02 defines a lease as “a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration.” ASU 2016-02 is effective for the Company for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. In July, the FASB voted to extend the adoption date by one year for private and non-profit companies, and thus emerging growth companies as well. As an emerging growth company, Epsilon plans to defer adoption of ASU 2016-02 until the fiscal year beginning after December 15, 2021. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented in the financial statements using a modified retrospective approach. Epsilon is currently assessing the expected impact on our financial statements and will adopt for the year beginning in January 2022.

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2020 and 2019

4. Property and Equipment

The following table summarizes the Company’s property and equipment at December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	$133,902,723	$130,819,256
Unproved properties	21,552,063	21,047,512
Accumulated depletion, depreciation, amortization and impairment	(98,200,111)	(89,255,035)
Total oil and gas properties, net	57,254,675	62,611,733
Gathering system	42,202,644	41,445,225
Accumulated depletion, depreciation, amortization and impairment	(32,101,624)	(29,961,690)
Total gathering system, net	10,101,020	11,483,535
Land	637,764	375,314
Buildings and other property and equipment, net	338,419	211,879
Total property and equipment, net	$68,331,878	$74,682,461

Property Acquisitions

During the years ended December 31, 2019 the Company acquired additional acreage in the Anadarko Basin for $596,500. No acquisitions occurred in 2020.

Property Sale

In June 2019, the Company completed the first part of a sale of undeveloped, stranded leases in Pennsylvania. At that time, the Company received $1.0 million. The sale was completed in July 2019 with a final payment of $0.4 million for a total of $1.4 million received for the stranded leases. No property sales occurred in 2020.

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

During the three months ended March 31, 2020, Epsilon recognized certain indicators of impairments specific to our Oklahoma assets related to historically low oil and NGL prices and determined that the carrying value of those assets was not recoverable. As a result of this assessment, a $1.76 million impairment was assessed on the Company’s Oklahoma assets at March 31, 2020. No further impairment was required for the year ended December 31, 2020. No impairment was required for the year ended December 31, 2019.

5. Revolving Line of Credit

Effective July 30, 2013, Epsilon Energy USA Inc., a wholly owned subsidiary of the Company, executed a three-year senior secured revolving credit facility with a bank (‘‘Credit Facility’’) for a total commitment of up to $100 million.

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2020 and 2019

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

On February 11, 2020 the borrowing base was reaffirmed at $23 million and hedging requirements remained unchanged. If we have a need to access the line of credit in the future, we will be sure that all hedging requirements are met.

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

The Company was in compliance with the financial covenants of the Credit Facility as of December 31, 2020 and we expect to be in compliance with the financial covenants for the next 12 months.

A commitment fee of 0.50% is assessed quarterly on the daily average unused borrowing base on the Credit Facility

	Balance at	Balance at
	December 31,	December 31,	Current	Interest Rate
	2020	2019	Borrowing Base	3 mo.
Revolving line of credit	$—	$—	$23,000,000	LIBOR + 2.75% (1)

(1)	At December 31, 2020, the interest rate was 2.99%.

6. Shareholders’ Equity

(a)	Authorized shares

The Company is authorized to issue an unlimited number of Common Shares with no par value and an unlimited number of Preferred Shares with no par value.

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2020 and 2019

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

The following table contains information about our repurchase of equity securities during the year ended December 31, 2020:

			Total number	Maximum number
			of shares	of shares that
			purchased as	may yet be
	Total number	Average price	part of publicly	purchased under
	of shares	paid per	announced plans	the plans or
	purchased	share	or programs (4)	programs (5)
Beginning of normal-course issuer bid, May 20, 2019				1,367,762
Shares purchased through December 31, 2019 (1) (2)	696,096	$3.72
January 2020 (2)	102,051	$2.95
February 2020 (2)	261,519	$3.11
March 2020 (2)	124,459	$2.98
April 2020 (2)	156,585	$2.48
May 2020 (2)	12,700	$2.91
July 2020 (3)	2,337,034	$3.06	2,337,034
Total as of December 31, 2020	3,690,444	$3.16	2,337,034	—

(1)	Shares purchased through December 31, 2019 were cancelled prior to the year ended December 31, 2019.

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2020 and 2019

(2)	Epsilon repurchased these shares under its share repurchase program that commenced on May 20, 2019, as described above.

(3)	Epsilon repurchased these shares under its substantial issuer bid/issuer tender offer dated May 19, 2020, as described above.

(4)	The Company announced its intention to commence a substantial issuer bid/issuer tender offer on May 14, 2020, and the substantial issuer bid/issuer tender offer commenced May 19, 2020, as described above.

(5)	The normal-course issuer bid expired on May 19, 2020, and the substantial issuer bid/issuer tender offer expired on June 30, 2020.

(c)	Equity Incentive Plan

Epsilon’s board of directors (the “Board”) adopted the 2020 Equity Incentive Plan (the “2020 Plan”) on July 22, 2020 subject to approval by Epsilon’s shareholders at Epsilon’s 2020 Annual General and Special Meeting of shareholders, which occurred on September 1, 2020 (the “Meeting”). Shareholders approved the 2020 Plan at the Meeting. Following Epsilon’s listing on the NASDAQ Global Market, the Board determined that it is in the best interest of the shareholders to approve a new incentive plan that is compliant with U.S. public company equity plan rules and practices that would replace Epsilon’s Amended and Restated 2017 Stock Option Plan (including its predecessors) and the Share Compensation Plan (collectively referred to as the “Predecessor Plans”). No further awards will be granted under the Predecessor Plans.

The 2020 Plan provides for incentive compensation in the form of stock options, stock appreciation rights, restricted stock and stock units, performance shares and units, other stock-based awards and cash-based awards. Under the 2020 Plan, Epsilon will be authorized to issue up to 2,000,000 Common Shares. As of December 31, 2020, the Company granted, after the Compensation Committee approved the terms, target formulas, and peer group applicable to the performance incentive awards, 214,000 performance stock units (“PSUs”), and 111,900 time-based restricted shares to employees, leaving 1,674,100 shares available to be granted under the 2020 Plan. No shares subject to awards currently outstanding under the Predecessor Plans that expire or are forfeited will become available for issuance under the 2020 Plan.

Restricted Stock Awards

For the year ended December 31, 2020, 111,900 common shares of Restricted Stock with a weighted average market price at the grant date of $3.71 were awarded to the Company’s officers, employees, and board of directors. These shares vest over a three-year period, with one-third of the shares being issued per period on the anniversary of the award resolution. The vesting of the shares is contingent on the individuals’ continued employment or service. The Company determined the fair value of the granted Restricted Stock-based on the market price of the common shares of the Company on the date of grant.

The following table summarizes restricted stock for the years ended December 31, 2020 and 2019:

	Year ended		Year ended
	December 31, 2020		December 31, 2019
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Remaining Life	Shares	Remaining Life
	Outstanding	(years)	Outstanding	(years)
Balance non-vested Restricted Stock at beginning of period	346,499	1.67	282,833	2.56
Granted	111,900	3.00	184,500	3.00
Vested	(168,329)	—	(106,834)	—
Forfeited	—	—	(14,000)	2.64
Balance non-vested Restricted Stock at end of period	290,070	1.60	346,499	1.67

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2020 and 2019

Stock compensation expense for the granted Restricted Stock is recognized over the vesting period. Stock compensation expense recognized during the year ended December 31, 2020 was $655,924 (for the year ended December 31, 2019, $485,257).

At December 31, 2020, the Company had unrecognized stock-based compensation related to these shares of $1,068,819 to be recognized over a weighted average period of 1.20 years (at December 31, 2019: $1,641,295 over 1.12 years).

Performance Share Unit Awards (“PSU”)

The company grants PSUs, which are paid in stock to certain key employees. For the year ended December 31, 2020, 214,000 PSUs with a weighted average market price at the grant date of $3.42 were awarded. PSUs are based on a three-year performance period with performance being measured each year at December 31. The PSUs will vest on the last day of the performance period. The number of PSUs that will ultimately vest is based on two performance targets as  follows:

●	The targets for the PSUs are based on (i) the relative total stockholder return (“TSR”) percentile ranking and (ii) the relative cash flow per debt adjusted share – growth (“CFDAS Growth”) percentile ranking of the Corporation, each as compared to the Corporation’s Performance Peer Group during the applicable one-year performance period ending on December 31.
●	Cash Flow per Debt Adjusted Share (“CFDAS”) is defined as EBITDA (earnings before interest, taxes, depreciation and amortization) divided by the sum of the 1) the total debt plus the value of preferred stock minus cash and the amount of dividends paid for the year divided by the share price at the end of the year; and 2) the actual share count at year end.
●	The vesting of each PSU Award will be based 50% on TSR performance and 50% based on CFDAS Growth performance.
●	The recipient of the award must be employed with the Corporation at the time of vesting.

The number of shares ultimately issued under these awards can range from zero to 200% of target award amounts.

The PSUs are accounted for as equity awards. The fair value of the 50% for performance based on CFDAS was determined as the market price of the common shares of the Company on the date of grant. Weighted average fair value of CFDAS PSUs granted during the year ended December 31, 2020 was $3.41 per unit. The fair value of the 50% for performance based on TSR was determined on the grant date by the application of a Monte Carlo simulation model. Weighted average fair value of TSR PSUs granted during the year ended December 31, 2020 was $4.10 per share.

The Monte Carlo simulation model calculated grant date fair value using the following assumptions:

	December 31,	December 31,
	2020	2019
Expected life (in years)	0.33 - 3	—
Expected volatility	42.1% - 53.6%	—
Risk-free rate of return	0.10% - 0.17%	—
Weighted average grant-date fair value per PSU	$4.10	$—

The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the performance stock awards, to calculate the fair value of the awards. Expected volatilities in the model were estimated using a historical period consistent with the expected term for each annual performance period of the awards. The risk-free interest rate was based on the United States Treasury rate measured over a term commensurate with the expected term for each annual performance period of the awards. The expected term is

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2020 and 2019

based on the time between the valuation date and the end of each annual performance period of the awards. The valuation model assumes dividends are immediately reinvested.

The following table summarizes PSUs for the years ended December 31, 2020 and 2019:

	Year ended		Year ended
	December 31, 2020		December 31, 2019
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Remaining Life	Shares	Remaining Life
	Outstanding	(years)	Outstanding	(years)
Balance non-vested PSUs at beginning of period	—	—	—	—
Granted	214,000	1.61	—	—
Vested	(20,833)	—	—	—
Balance non-vested PSUs at end of period	193,167	1.60	—	—

Stock compensation expense for the granted PSUs is recognized over the vesting period. Stock compensation expense recognized during the year ended December 31, 2020 related to PSUs was $191,840 (for the year ended December 31, 2019, nil).

At December 31, 2020, the Company had unrecognized stock-based compensation related to these shares of $568,585 to be recognized over a weighted average period of 1.37 years (at December 31, 2019: nil over nil years).

Stock Options

Through December 31, 2020, the Company had outstanding stock options covering 245,000 Common Shares at an overall average exercise price of $5.27 per Common Share to directors, officers, and employees of the Company and its subsidiaries. These 245,000 options have a weighted average expected remaining term of approximately 2.2 years.

The following table summarizes stock option activity for the years ended December 31, 2020 and 2019:

	Year ended		Year ended
	December 31, 2020		December 31, 2019
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
Exercise price in US$	Outstanding	Price (1)	Outstanding	Price (1)
Balance at beginning of period	245,000	$5.27	290,750	$5.02
Exercised	—		(25,000)	2.17
Expired/Forfeited	—		(20,750)	5.37
Balance at period-end	245,000	$5.27	245,000	$5.27

Exercisable at period-end	245,000	$5.27	206,670	$5.32

(1)	Exercise price has been converted to US$ using the rate of Cdn$1.33 to US$1, the rate on March 15, 2019, the date Epsilon Energy, Ltd was delisted from the TSX

At December 31, 2020, the Company had unrecognized stock-based compensation related to these options of nil (for the year ended December 31, 2019: $1,867 over 0.8 years). The aggregate intrinsic value at December 31, 2020 was nil (at December 31, 2019: nil).

During the year ended December 31, 2020, the Company awarded no stock options (During the year ended December 31, 2019: no stock options).

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2020 and 2019

The following table summarizes information for stock options outstanding at December 31, 2020:

				Weighted
			Option	Average
	Number of	Number of	Pricing	Remaining
	Options	Options	Model	Contractual Life
Exercise Price	Outstanding	Exercisable	Valuations	(in years)
As of December 31, 2020
$5.02	115,000	76,670	$201,630	3.08
$5.50	130,000	130,000	276,299	1.43
Total	245,000	206,670	$477,929	2.20

The value of the options was recorded as stock-based compensation expense, with an offsetting amount to additional paid-in capital based on the vesting terms. Stock-based compensation for the options, for the years ended December 31, 2020 and 2019, was $1,867 and $25,203, respectively.

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

The following table details revenue for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Operating revenue
Natural gas	$15,207,227	$16,945,302
Natural gas liquids	88,185	110,394
Oil and condensate	250,140	314,267
Gathering and compression fees	8,879,728	9,320,373
Total operating revenue	$24,425,280	$26,690,336

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

For the years ended December 31, 2020 and 2019

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

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts on a case-by-case basis once there is evidence that collection is not probable. Due to the bankruptcy filed by Chesapeake Energy Corporation (“CHK”) on June 28, 2020, the Company recorded an allowance for possible uncollectable fees. Unpaid fees attributable to CHK for May and June 2020 gathering system services were $1.1 million and $1.3 million respectively. On December 15, 2020, a global resolution between Williams and CHK was approved by the United States Bankruptcy Court. As a part of the agreement, CHK affirmed the ASGGA for the Auburn GGS and agreed to pay all pre-petition and past due receivables related to midstream expenses, per the existing contracts. We received our share of the pre-petition amounts and as such, reversed our $0.8 million previously established allowance for doubtful accounts related to the Company’s share of those payments. As of December 31, 2020, all cash has been received and revenue is included in the financial statements.

The following table details accounts receivable as of December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019
Accounts receivable
Natural gas and oil sales	$2,107,910	$2,293,044
Joint interest billing	69,495	59,127
Gathering and compression fees	1,736,043	1,940,308
Other	3,840	4,438
Total accounts receivable	$3,917,288	$4,296,917

8. Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes certain transactions that have generally been reported in the consolidated statements of changes in shareholders’ equity. The activity in of Accumulated Other Comprehensive Income during the years ended December 31, 2020 and 2019 consisted of the following:

	Year Ended December 31,
	2020	2019
Balance at beginning of period	$9,810,478	$9,797,930
Translation gain other	10,169	12,548
Balance at end of period	$9,820,647	$9,810,478

Substantially all of the accumulated other comprehensive income is related to the translation adjustment for the Canadian convertible debentures settled in 2017.

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2020 and 2019

9. Income Taxes

Income (loss) before income taxes is as follows for the periods indicated:

	Year ended December 31,
	2020	2019
Foreign	$(614,617)	$(307,286)
U.S.	2,065,208	12,782,774
	$1,450,591	$12,475,488

We file a federal income tax return in the United States, Canada, and various state and local jurisdictions.

We believe that we have appropriate support for the income tax positions taken and to be taken on the Company’s tax returns and that the accruals for tax liabilities are adequate for all open years based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company’s tax returns are open to audit under the statute of limitations for the years ended December 31, 2017 through December 31, 2020.

The following tables present the Company’s current and deferred tax expense (benefit) for the periods indicated:

	Year ended December 31,
	2020	2019
Current:
Federal	$2,214,430	$1,010,181
State	659,602	355,122
Total current income tax expense	2,874,032	1,365,303
Deferred:
Federal	(1,788,587)	1,527,937
State	(510,025)	884,249
Total deferred tax expense (benefit)	(2,298,612)	2,412,186
Income tax expense	$575,420	$3,777,489

The following table presents the reconciliation of our income taxes calculated at the statutory federal tax rate to the income tax provision in our financial statements. Our effective tax rate for 2020 differs from the statutory rate primarily due to the valuation allowance on our deferred tax assets relating to Canadian and Oklahoma operations. Our effective tax rate for 2019 differs from the statutory rate primarily due to state taxes.

	Year Ended		Year Ended
	December 31,	Effective	December 31,	Effective
	2020	Tax Rate	2019	Tax Rate
Income tax provision computed at the statutory federal tax rate	$304,622	21.00%	$2,619,853	21.00%
Difference in Canadian and U.S. tax rate	(33,804)	(2.33)%	(16,901)	(0.14)%
Valuation allowance on Canadian loss	162,874	11.23%	81,431	0.65%
Return to provision adjustment	(87)	(0.01)%	16,503	0.13%
State taxes	(141,695)	(9.77)%	979,102	7.85%
State Valuation Allowance	259,858	17.91%	—	—%
Miscellaneous other items	23,652	1.63%	97,501	0.80%
Income tax expense	$575,420	39.66%	$3,777,489	30.29%

Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2020 and 2019

Net deferred tax liabilities consisted of the following at December 31, 2020 and 2019:

	As of December 31,
	2020	2019
Deferred tax assets:
State net operating loss carryforwards	$350,565	$492,672
Canadian net operating loss carryforwards	12,357,988	12,195,114
ARO	902,419	833,562
Unrealized derivatives/other	137,275	71,524
Gross deferred tax assets	13,748,247	13,592,872
Valuation allowance	(12,617,846)	(12,195,114)
Total deferred tax assets	1,130,401	1,397,758
Deferred tax liabilities:
Oil and gas property	(8,459,810)	(10,210,078)
Partnership	(2,773,443)	(3,016,277)
Unrealized derivatives/other	—	(572,867)
Gross deferred tax liabilities	(11,233,253)	(13,799,222)
Net deferred tax liability	$(10,102,852)	$(12,401,464)

As of December 31, 2020, we have no federal net operating loss carry-forwards and approximately $7.4 million of state net operating loss carry-forwards, which can be carried forward indefinitely. These loss carryforwards may reduce future taxable income, however, the extent of which may be limited due to any IRC Section 382 limitation.

We evaluate all available evidence in determining the carrying value of our deferred tax assets based upon the more-likely-than-not standard of the accounting literature. We have recorded a valuation allowance against the Canadian net operating losses as we do feel that it is more likely than not that they will not be utilized as the Company does not have any revenue producing activities in Canada. In addition, we determined that our deferred tax assets associated with Oklahoma operations will not be realized.

As a result of the Company's analysis, management has determined that the Company does not have any material uncertain tax positions. The Company recognizes interest expense and penalties related to the uncertain tax position in the income tax expense line in the accompanying consolidated statements of operations and comprehensive loss. Accrued interest and penalties are included in other non-current liabilities in the consolidated balance sheets and were nil as of December 31, 2020 and 2019.

On March 25, 2020, the Families First Coronavirus Response Act ("FFCR Act"), and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") were each enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous tax provisions, such as deferring payroll tax payments, establishing a credit for the retention of certain employees, relaxing limitations on the deductibility of interest, updating the definition of qualified improvement property, modification of the utilization limitations on net operating losses, and the ability to accelerate timing of refundable AMT credits. This legislation currently has no material impact to income tax expense on the Company’s financial statements. The Company continues to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Services and others.

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2020 and 2019

10. Commitments and Contingencies

The Company’s future minimum lease commitments as of December 31, 2020 are summarized in the following table:

Year ended
December 31,	Payments
2021	$103,073
2022	106,797
2023	36,013
$245,883

The Company enters into commitments for capital expenditures in advance of the expenditures being made. As of December 31, 2020, we had commitments of $2.3 million for capital expenditures.

Litigation

From time to time, we may be involved in disputes or litigation arising in the normal course of doing business. At December 31, 2020, we did not have any legal proceedings to which we were a party. However, please see Note 15, Subsequent Events, for current litigation.

11. Net Income Per Share

Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed based upon the weighted-average number of common shares outstanding during the period plus the assumed issuance of common shares for all potentially dilutive securities.

The net income used in the calculation of basic and diluted net income per share are as follows:

	Year ended December 31,
	2020	2019
Net income available to shareholders	$875,171	$8,697,999

In calculating the net income per share, basic and diluted, the following weighted-average shares were used:

	Year ended December 31,
	2020	2019
Basic and diluted weighted average shares outstanding	25,122,501	27,129,430

We excluded the following shares from the diluted EPS because their inclusion would have been anti-dilutive.

	Year ended December 31,
	2020	2019
Anti-dilutive options	245,000	206,670
Anti-dilutive unvested time-based restricted shares	290,070	346,499
Anti-dilutive unvested performance-based restricted shares	193,167	—
Total Anti-dilutive shares	728,237	553,169

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2020 and 2019

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

The Company’s reportable segments are as follows:

a.	The Upstream segment activities include acquisition, development and production of primarily natural gas reserves on properties within the United States;
b.	The Gas Gathering segment partners with two other companies to operate a natural gas gathering system; and
c.	The Corporate segment activities include corporate listing and governance functions of the Company.

Segment activity as of, and for the years ended December 31, 2020 and 2019 is as follows:

	Upstream		Gas Gathering	Corporate		Elimination	Consolidated
As of and for the year ended December 31, 2020
Operating revenue
Natural gas	$15,207,227		$—	$—		$—	$15,207,227
Natural gas liquids	88,185		—	—		—	88,185
Oil and condensate	250,140		—	—		—	250,140
Gathering and compression fees	—		10,711,823	—		(1,832,095)	8,879,728
Total operating revenue	$15,545,552	(1)	$10,711,823	$—		$(1,832,095)	$24,425,280

Net earnings (loss) for the period	$(1,692,091)		$6,304,350	$(3,737,088)	(3)	$—	$875,171
Operating costs	8,052,471		2,261,844	—		(1,832,095)	8,482,220
Development geological and geophysical expenses	12,910		—	—		—	12,910
Depletion, deprec., amortization and accretion	7,412,262		2,145,629	—		—	9,557,891
Impairment	1,760,000		—	—		—	1,760,000

Segment assets	$68,274,707		$18,241,454	$160,023		$—	$86,676,184
Capital expenditures(2)	3,969,422		757,419	—		—	4,726,841
Proved properties	35,702,612		—	—		—	35,702,612
Unproved properties	21,552,063		—	—		—	21,552,063
Gathering system	—		10,101,020	—		—	10,101,020
Other property and equipment	976,183		—	—		—	976,183

As of and for the year ended December 31, 2019
Operating revenue
Natural gas	$16,945,302		$—	$—		$—	$16,945,302
Natural gas liquids	110,394		—	—		—	110,394
Oil and condensate	314,267		—	—		—	314,267
Gathering and compression fees	—		10,517,439	—		(1,197,066)	9,320,373
Total operating revenue	$17,369,963	(1)	$10,517,439	$—		$(1,197,066)	$26,690,336

Net earnings for the period	$6,526,434		$6,158,670	$(3,987,105)	(3)	$—	$8,697,999
Operating costs	6,571,394		2,534,475	—		(1,197,066)	7,908,803
Development geological and geophysical expenses	83,748		—	—		—	83,748
Depletion, deprec., amortization and accretion	5,563,387		1,824,294	—		—	7,387,681
Gain on sale of property	(1,375,000)		—	—		—	(1,375,000)

Segment assets	$83,056,034		$14,430,680	$182,489		$—	$97,669,203
Capital expenditures(2)	13,014,051		325,277	—		—	13,339,328
Proved properties	41,564,221		—	—		—	41,564,221
Unproved properties	21,047,512		—	—		—	21,047,512
Gathering system	—		11,483,535	—		—	11,483,535

(1)	Segment operating revenue represents revenues generated from the operations of the segment. Inter-segment sales during the years ended December 31, 2020 and 2019 have been eliminated upon consolidation. For the

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2020 and 2019

year ended December 31, 2020, we sold natural gas to 29 unique customers. Alta Energy Marketing, LLC, EQT Energy LLC, South Jersey Resources Group, LLC, and Spotlight Energy LLC each accounted for 10% or more of our total revenue. For the year ended December 31, 2019, we sold natural gas to 29 unique customers. EQT Energy LLC, and Spotlight Energy LLC each accounted for 10% or more of our total revenue.
(2)	Capital expenditures for Upstream consist primarily of the drilling and completing of wells while Gas Gathering consists of expenditures relating to the installation of additional gathering facilities.
(3)	Segment reporting for net earnings for the period does not include non-monetary compensation, general and administrative expense, interest income, interest expense or income tax amounts as they are managed on a group basis and are instead included in the corporate column for reconciliation purposes. Additionally, gains & (losses) from commodity hedging contracts are also included in the corporate column for reconciliation purposes.

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

Epsilon has historically elected not to designate any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for these financial commodity derivative contracts using the mark-to-market accounting method. Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as gain (loss) on derivative contracts on the consolidated statements of operations and comprehensive income. The related cash flow impact is reflected in cash flows from operating activities. During 2020, Epsilon recognized gains on financial commodity derivative contracts of $2,503,655. This amount included cash received on settlements of these contracts of $4,503,457. For 2019, Epsilon recognized gains on financial commodity derivative contracts of $4,246,057. This amount included cash received on settlements of these contracts of $1,949,232.

Commodity Derivative Contracts

At December 31, 2020, we had no outstanding contracts.

As of December 31, 2019, all of the Company’s economic derivative hedge positions were with large financial institutions, which are not known to the Company to be in default on their derivative positions. The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties. None of the Company’s derivative instruments

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2020 and 2019

contains credit-risk related contingent features. Derivatives are net on the balance sheet as they are subject to the right to offset the liabilities with the assets.

	Fair Value of Derivative Assets
	December 31,	December 31,
	2020	2019
Current
Basis swap	$—	$162,844
Fixed price swap	—	2,001,496
	$—	$2,164,340

	Fair Value of Derivative Liabilities
	December 31,	December 31,
	2020	2019
Current
Basis swap	$—	$(164,538)
Fixed price swap	—	—
	$—	$(164,538)

Net Fair Value of Derivatives	$—	$1,999,802

The following table presents the changes in the fair value of Epsilon’s commodity derivatives for the periods indicated:

	Year ended December 31,
	2020	2019
Fair value of asset (liability), beginning of the period	$1,999,802	$(297,023)
Gains (losses) on derivative contracts included in earnings	2,503,655	4,246,057
Settlement of commodity derivative contracts	(4,503,457)	(1,949,232)
Fair value of asset, end of the period	$—	$1,999,802

14. Asset Retirement Obligations

Asset retirement obligations were estimated by management based on Epsilon’s net ownership interest in all wells and the gathering system, estimated costs to reclaim and abandon such assets and the estimated timing of the costs to be incurred in future periods, and the forecast risk free cost of capital. Epsilon has estimated the net present value of its total asset retirement obligations to be $3.2 million as of December 31, 2020 ($2.9 million at December 31, 2019) based on a total net future undiscounted liability of approximately $8.8 million ($8.9 million at December 31, 2019). Each year we review, and to the extent necessary, revise our asset retirement obligations estimates. During 2020 and 2019, we reviewed the actual abandonment costs with previous estimates. As a result, estimates of abandonment costs remained constant in 2020. Our overall liability increased due to the addition of new wells in Pennsylvania.

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2020 and 2019

The following table presents the activity in Epsilon’s asset retirement obligations for the periods indicated:

	Year Ended	Year ended
	December 31,	December 31,
	2020	2019
Balance beginning of period	$2,909,855	$1,625,154
Liabilities from drilling of new wells	5,826	16,163
Wells plugged and abandoned	(850)	—
Change in estimates	32,668	1,153,740
Accretion	202,744	114,798
Balance end of period	$3,150,243	$2,909,855

15. Subsequent Events

On March 10, 2021, Epsilon filed a complaint against Chesapeake Appalachia, LLC (“Chesapeake”) in the United States District Court for the Middle District of Pennsylvania, Scranton, Pennsylvania.  Epsilon claims that Chesapeake has breached a settlement agreement and several operating agreements (“JOAs”) to which Epsilon and Chesapeake are parties.  Epsilon asserts that Chesapeake has failed to cooperate with Epsilon’s efforts to develop resources in the Auburn Development, located in North-Central Pennsylvania, as required under both the settlement agreement and JOAs.

Epsilon has requested a preliminary injunction, among other requests for relief.  Accordingly, a hearing on that request is expected to be heard during the first half of 2021.

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

Proved undeveloped reserves (PUDs) are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. PUDs can be recorded in respect of a particular undrilled location only if the location is scheduled, under the then-current drilling and development plan, to be drilled within five years from the date that the PUDs are to be recorded, unless specific factors (such as those described in interpretative guidance issued by the Staff of the SEC) justify a longer timeframe. Likewise, absent any such specific factors, PUDs associated with a particular undeveloped drilling location shall be removed from the estimates of proved reserves if the location is scheduled, under the then-current drilling and development plan, to be drilled on a date that is beyond five years from the date that the PUDs were recorded. Epsilon has formulated development plans for all drilling locations associated with its PUDs at December 31, 2020. Under these plans, each PUD location will be drilled within five years from the date it was recorded.

Estimates for PUDs are not attributed to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

The following tables set forth Epsilon’s net proved reserves at December 31, 2020 and 2019 and changes for each of the two years in the period ended December 31, 2020. Net proved reserves at December 31 are estimated by the Company’s independent petroleum engineers, DeGolyer and MacNaughton.

EPSILON ENERGY LTD.

Supplemental Information to Consolidated Financial Statements

(Unaudited)

NET PROVED RESERVE SUMMARY

	Natural
All reserves located in United States	Gas	Oil	Total
	(MMcf)	(MBbl)	(MMcfe)
Net proved reserves at December 31, 2018	119,116	31	119,299
Revisions of previous estimates(1)(2)	(3,356)	91	(1,884)
Improved recoveries(3)	16,209	—	16,209
Production	(7,808)	(6)	(7,844)
Net proved reserves at December 31, 2019	124,161	116	125,780
Revisions of previous estimates(1)(4)(5)	(24,251)	262	(21,810)
Production	(11,252)	(7)	(11,291)
Net proved reserves at December 31, 2020	88,658	371	92,679

Proved developed reserves:
At December 31, 2018	50,698	31	50,881
At December 31, 2019	67,158	35	67,367
At December 31, 2020	63,789	19	63,901

Proved undeveloped reserves:
At December 31, 2018	68,418	—	68,418
At December 31, 2019	57,003	81	58,413
At December 31, 2020	24,869	353	28,778

(1)	Revisions of previous estimates in the proved producing category are primarily attributable to changes in the natural gas price and the reserves engineers' risking of reserves estimates.
(2)	Revisions of previous estimates in the proved undeveloped category is attributable to undeveloped well locations being removed due to lease expiration and revised spacing assumptions.
(3)	Reduced / improved recoveries in the proved producing category are primarily attributable to successful field operations changing the estimated recoveries.
(4)	Revisions of previous estimates in natural gas reserves in 2020 is primarily attributable to a lower price of natural gas in Pennsylvania.
(5)	Revisions of previous estimates in oil in 2020 is primarily attributable to the addition of proved, undeveloped locations.

EPSILON ENERGY LTD.

Supplemental Information to Consolidated Financial Statements

(Unaudited)

Capitalized Costs Relating to Natural gas and oil Producing Activities

The following table sets forth the capitalized costs relating to Epsilon’s crude oil and natural gas producing activities at December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019
Proved properties	$133,902,723	$130,819,256
Unproved properties	21,552,063	21,047,512
Gathering system properties	42,202,644	41,445,225
Total Oil & Gas Properties	197,657,430	193,311,993
Accumulated depreciation, depletion, amortization and impairment	(130,301,735)	(119,216,725)
Net capitalized costs	$67,355,695	$74,095,268

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

	Year ended December 31,
	2020	2019
Oil and Natural Gas Activities:
Unproved acquisition costs	$504,551	$1,548,845
Development costs	3,083,468	11,967,683
Total costs incurred for oil and natural gas activities	3,588,019	13,516,528
Gathering System development costs	757,419	404,378
Total costs incurred	$4,345,438	$13,920,906

Results of Operations for Natural gas and oil Producing Activities

The following table sets forth results of operations for gas producing activities for the years ended December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019
Oil and gas producing activities:
Gas sales	$15,207,227	$16,945,302
Oil and other liquid sales	338,325	424,661
Total revenues	15,545,552	17,369,963
Lease operating costs	(8,052,471)	(6,571,394)
Depreciation, depletion, amortization, accretion and impairment	(9,172,262)	(5,563,387)
Total costs	(17,224,733)	(12,134,782)
Results of operations from oil and gas producing activities	$(1,679,181)	$5,235,181

EPSILON ENERGY LTD.

Supplemental Information to Consolidated Financial Statements

(Unaudited)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Natural gas and oil Reserves

The following information has been developed utilizing procedures prescribed by the Extractive Industries—Natural gas and oil Topic of the ASC and based on natural gas reserves and production volumes estimated by the reserve engineers of DeGolyer and MacNaughton. The commodity prices estimated below were based on a 12-month average of first-day-of-the-month commodity prices for the years 2020 and 2019. The following information may be useful for certain comparative purposes, but should not be solely relied upon in evaluating Epsilon or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of Epsilon.

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

The following table sets forth the standardized measure of discounted future net cash flows from projected production of Epsilon’s gas reserves as of December 31, 2020 and 2019.

	Year ended December 31,
	2020	2019
Future cash inflows	$136,438,862	$273,520,165
Future production costs	(66,615,749)	(96,030,523)
Future development costs(1)	(29,982,715)	(45,921,253)
Future income taxes(2)	(5,768,850)	(33,809,160)
10% annual discount for estimated timing of cash flows	(18,055,680)	(48,142,188)
Standardized measure of discounted future net cash flows	$16,015,868	$49,617,041

(1)	Costs associated with the abandonment of proved properties are included in future development costs.
(2)	Future income taxes for 2020 and 2019 were estimated using a combined federal and state statutory tax rate of approximately 28%.

EPSILON ENERGY LTD.

Supplemental Information to Consolidated Financial Statements

(Unaudited)

Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table sets forth the changes in the standardized measure of discounted future net cash flows for the years ended December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019
Beginning balance	$49,617,041	$59,074,811
Revenue less production and other costs	(7,497,390)	(10,803,630)
Changes in price, net of production costs	(60,108,841)	(22,711,161)
Development costs incurred	2,486,362	10,462,724
Net changes in future development costs	10,853,422	(12,687,334)
Extensions and discoveries, less related costs	9,414,097	—
Revisions of previous quantity estimates	(9,646,260)	11,039,025
Accretion of discount	6,776,761	8,198,969
Net change in income taxes	13,499,337	4,764,315
Timing differences and other technical revisions	621,339	2,279,322
Ending balance	$16,015,868	$49,617,041

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.     CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the design and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

With the participation of our management, we performed an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the 2013 Framework, we have concluded that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers. The names, ages, business experience (for at least the past five years) and positions of our directors and executive officers as of December 31, 2020, are set out below. Our Board of Directors consisted of seven members at such date. All directors serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified. The Board of Directors appoints the executive officers annually.

Director or Executive Officer	Age	Position with us
Mike Raleigh	64	Chief Executive Officer and Director
Lane Bond	62	Chief Financial Officer
Henry Clanton	58	Chief Operating Officer
John Lovoi	60	Chairman of the Board and Director
Matt Dougherty	40	Director
Ryan Roebuck	35	Director (resigned January 29, 2021)
Jacob Roorda	63	Director
Tracy Stephens	60	Director
Stephen Finlayson	66	Director
Jason Stankowski	50	Director (as of January 29, 2021)
David Winn	58	Director (as of January 29, 2021)

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

John Lovoi. Mr. Lovoi has been chairman of our board of directors since July 2013. Mr. Lovoi has been the managing partner of JVL Advisors, LLC, a private natural gas and oil investment advisor, since November 2002. He is a Director of Helix Energy Solutions Group, an operator of offshore natural gas and oil properties and production facilities, the Chairman of Dril-Quip, Inc., a provider of subsea, surface and offshore rig equipment. We believe that Mr. Lovoi is qualified to serve as a member of our board of directors as a result of his background in investment banking, equity research, and asset management, with an emphasis on the global natural gas and oil practice.

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

Ryan Roebuck. Mr. Roebuck resigned January 21, 2021.

Jacob Roorda. Mr. Roorda has been a director since March 2016. He has also been a member of our Audit Committee since March 2016, and the chair of our Conflicts Committee since February 2018. Mr. Roorda is the President and CEO of PetroShale Inc., a Bakken focused oil and natural gas producer, and is the managing director and chief executive officer of Windward Capital Limited, a private company. He was the Executive Vice President of Todd Energy International Ltd. from November 2016 to July 2018, and the Chief Executive Officer of Todd Energy Canada Ltd. from January 2015 to November 2016. Mr. Roorda currently serves on the Audit, Compensation, and Reserves Committee of Petroshale Inc. During the last five years, he also served on the boards of Wolf Minerals Limited and Northcliff Resources Ltd. None of these positions are, or have ever been, with companies affiliated with the Company. Mr. Roorda has also served on the board of Todd Energy Canada Ltd. He has been certified as a Professional Engineer by the Association of Professional Engineers and Geoscientists of Alberta since 1981. We believe that Mr. Roorda is qualified to serve as a member of our board of directors as a result of his experience in the natural gas and oil industry, including his natural gas and oil business development and engineering experience, and his financial industry experience.

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

Stephen Finlayson. Mr. Finlayson has been a director since May 2019. He resigned from the audit committee and became a member of the Compensation, Nominating and Corporate Governance Committee in January 2021. Mr. Finlayson is the founder and, since 2003, Executive Chairman of Applied Manufacturing Technologies, an independent international consulting and project services company supporting operating companies in the downstream refining and chemicals industries. We believe that Mr. Finlayson is qualified to serve as a member of our board of directors as a result of his extensive experience in the natural gas and oil industry, including advanced control solutions in natural gas and oil production.

Jason Stankowski. Mr. Stankowski has been a director and member of the Audit Committee since January 2021. Mr. Stankowski is the founder and a partner and portfolio manager for Clayton Partners, LLC. He began his career at Prudential Securities in San Francisco and spent eight years in structured finance at CMA Capital Management, where he acted in a number of roles, including specializing in corporate retirement planning, structuring complex investment and financing structures for Fortune 1000 companies. He became designated as a Chartered Financial Analyst in 2003.

David Winn. Mr. Winn has been a director and member of the Audit Committee since January 2021. Mr. Winn recently retired from a 36 year career in public accounting that involved extensive board interaction. From 2003 until July 2020, Mr. Winn was an Audit Partner for Grant Thornton LLP, which is an independent audit, tax, and advisory firm and the U.S. member firm of Grant Thornton International Ltd. During his tenure, Mr. Winn served as audit department head, industry program leader, an engagement partner, quality control reviewer, and was a relationship partner to large clients. Mr. Winn has extensive Securities and Exchange Commission reporting experience with registration statements and annual and quarterly filings. Previously Mr. Winn served as a Director for PricewaterhouseCoopers LLP and previously as a Partner with Arthur Andersen LLP.

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

Mr. Lovoi is the Managing Partner of JVL Advisors, LLC, beneficial owner of 7.79% of our common shares and Chairman of the Board. Mr. Raleigh is our Chief Executive Officer and a member of JVL Advisors, LLC.

The Board held thirteen meetings during 2020 and six meetings during 2019. All Board meetings were conducted with open and candid discussions. As such, the independent directors did not hold any separate meetings, other than Audit and Compensation, Nominating and Corporate Governance Committee meetings that excluded directors who were not independent. The chairman of the Board is not an independent director. The independent members of the Board have the ability to meet on their own and are authorized to retain independent financial, legal and other experts as required whenever, in their opinion, matters come before the Board that require an independent analysis by the independent members of the Board. The Board intends to hold at least four regular meetings each year, as well as additional meetings as required. The Board has not established any required attendance levels for the Board and committee meetings. In setting the regular meeting schedule, care is taken to ensure that meeting dates are set to accommodate directors’ schedules so as to encourage full attendance.

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

Board Diversity. Our Compensation, Nominating and Corporate Governance Committee is responsible for reviewing with the board of directors, on an annual basis, the appropriate characteristics, skills and experience required for the board of directors as a whole and its individual members. In evaluating the suitability of individual candidates (both new candidates and current members), the nominating and corporate governance committee, in recommending candidates for election, and the board of directors, in approving (and, in the case of vacancies, appointing) such candidates, will take into account many factors, including the following:

◾	personal and professional integrity, ethics and values;
◾	experience in corporate management, such as serving as an officer or former officer of a publicly held company;
◾	experience as a board member or executive officer of another publicly held company;
◾	strong finance experience;
◾	diversity of expertise and experience in substantive matters pertaining to our business relative to other board members;
◾	diversity of background and perspective, including, but not limited to, with respect to age, gender, race, place of residence and specialized experience;
◾	experience relevant to our business industry and with relevant social policy concerns; and
◾	relevant academic expertise or other proficiency in an area of our business operations.

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

Audit Committee. The Audit Committee currently consists of David Winn (Chairman), Jacob Roorda, and Jason Stankowski. Ryan Roebuck and Stephen Finlayson resigned from this committee in January 2021. All members of the Audit Committee are independent and financially literate under the applicable rules and regulations of the SEC and the NASDAQ Global Market.

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

Compensation, Nominating and Corporate Governance Committee. The Compensation, Nominating and Corporate Governance Committee currently comprises Matthew Dougherty (chairman), Tracy Stephens and Stephen Finlayson. Ryan Roebuck resigned from this committee in January 2021. All three members of this committee are independent directors. Before July 2013, we had separate compensation committee and nominating and corporate governance committee. Both committees’ mandates were approved by the Board on December 10, 2009. In July 2013, the Board consolidated the functions of the two committees for efficiency purposes.

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

Conflicts Committee. The Conflicts Committee currently comprises Jacob Roorda (Committee Chairman), Tracy Stephens and Stephen Finlayson. Ryan Roebuck resigned from this committee in January 2021. All members are independent directors.

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

Employment Agreements

All named executive officers have executed employment contracts with us. Mr. Michael Raleigh’s employment contract calls for a base pay of $150,000 per year and an equity award in an amount having a value equal to one time his base pay. The contract also contains provisions for severance payments equal to twelve months of current annual salary in the event that a change of control occurred. Mr. Henry Clanton’s employment contract calls for a base pay of $250,000 per year. Mr. B. Lane Bond’s employment contract calls for a base pay of $200,000 per year and contains provisions for severance payments equal to six months of current annual salary in the event that a change of control occurred.

ITEM 11.     EXECUTIVE COMPENSATION.

Summary Compensation Table

Epsilon’s board of directors (the “Board”) adopted the 2020 Equity Incentive Plan (the “2020 Plan”) on July 22, 2020 subject to approval by Epsilon’s shareholders at Epsilon’s 2020 Annual General and Special Meeting of shareholders, which occurred on September 1, 2020 (the “Meeting”). Shareholders approved the 2020 Plan at the Meeting. Following Epsilon’s listing on the NASDAQ Global Market, the Board determined that it is in the best interest of the shareholders to approve a new incentive plan that is compliant with U.S. public company equity plan rules and practices that would replace Epsilon’s Amended and Restated 2017 Stock Option Plan (including its predecessors) and the Share Compensation Plan (collectively referred to as the “Predecessor Plans”). No further awards will be granted under the Predecessor Plans.

The following table sets out information concerning the compensation paid to our principal executive officer and our two most highly compensated executive officers other than our principal executive officer, or our named executive officers for the two years ended December 31, 2020 and 2019. Compensation amounts in the following table are in U.S. dollars.

						Non-equity incentive
						plan compensation
			Bonuses			Annual	Long-term
Name and principal			and	Share-based	Option-based	Incentive	Incentive	Pension	Total
position	Year	Salary	Director Fees	Awards	Awards	Plans	Plans	Value	Compensation
Michael Raleigh, CEO (1)	2020	$—	$200,000	$728,980	$—	$—	$—	$—	$928,980
	2019	$—	$—	$189,750	$—	$—	$—	$—	$189,750
	2018	$—	$—	$280,706	$—	$—	$—	$—	$280,706
Henry Clanton, COO (2)	2020	$250,000	$75,000	$64,925	$—	$—	$—	$—	$389,925
	2019	$250,000	$77,500	$57,750	$—	$—	$—	$—	$385,250
	2018	$250,000	$75,000	$78,598	$—	$—	$—	$—	$403,598
B. Lane Bond, CFO (3)	2020	$200,000	$30,000	$—	$—	$—	$—	$—	$230,000
	2019	$200,000	$59,000	$41,250	$—	$—	$—	$—	$300,250
	2018	$200,000	$62,000	$56,141	$—	$—	$—	$—	$318,141

(1)	Mr. Raleigh worked through 2020 without a salary; however, he was granted a bonus in 2020 and the following equity awards in 2020, 2019 and 2018. Beginning in January 2021, Mr. Raleigh’s base salary will be $150,000 along with an equity award in an amount having a value equal to one time his base pay.

2020—Restricted stock award of 46,500 common shares under the 2020 Plan valued at $3.71 per share, market price on the grant date, December 31, 2020, which vest evenly over a three year period. Vested shares will be awarded on the anniversary date for each of the next three years, so long as Mr. Raleigh is still employed.

PSU award with a target share count of 125,000 under the 2020 Plan valued at $3.22 per share, market price on the grant date, September 1, 2020. Of these shares. 20,833 vested immediately, on September 1, 2020, 41,667 vest at December 31, 2020 and 2021, and the remaining 20,833 vest at December 31, 2022. The vesting shares earned are based on certain terms, target formulas, and relative peer group performance, and Mr. Raleigh’s continued employment. The number of shares ultimately issued under these awards can range from zero to 200% of target award amounts.

PSU award with target share count of 41,500 under the 2020 Plan valued at $3.71 per share, market price on the grant date, December 31, 2020, which vest evenly over a three year period. The vesting shares earned are based on certain terms, target formulas, and relative peer group performance, and Mr. Raleigh’s continued employment. The number of shares ultimately issued under these awards can range from zero to 200% of target award amounts.

2019—Share award of 57,500 common shares under the Share Compensation Plan valued at $3.30 per share, market price on the grant date, December 31, 2020, which vest evenly over a three year period. Vested shares will be awarded on the anniversary date for each of the next three years, so long as Mr. Raleigh is still employed.

2018— Share award of 62,500 common shares under the Share Compensation Plan valued at $4.49 per share, market price on the grant date, December 31, 2019, which vest evenly over a three year period. Vested shares will be awarded on the anniversary date for each of the next three years, so long as Mr. Raleigh is still employed.

(2)	Mr. Henry Clanton was hired as our chief operating officer in January 2018 with a base salary of US$250,000.

2020— PSU award with target share count of 17,500 under the 2020 Plan valued at $3.71 per share, market price on the grant date, December 31, 2020, which vest evenly over a three year period. The vesting shares earned are based on certain terms, target formulas, and relative peer group performance, and Mr. Clanton’s continued employment. The number of shares ultimately issued under these awards can range from zero to 200% of target award amounts.

2019— Share award of 17,500 common shares under the Share Compensation Plan valued at $3.30 per share, market price on the grant date, December 31, 2020, which vest evenly over a three year period. Vested shares will be awarded on the anniversary date for each of the next three years, so long as Mr. Clanton is still employed.

2018— Share award of 17,500 common shares under the Share Compensation Plan valued at $4.49 per share, market price on the grant date, December 31, 2019, which vest evenly over a three year period. Vested shares will be awarded on the anniversary date for each of the next three years, so long as Mr. Clanton is still employed.

(3)	Mr. Bond’s current base salary is $200,000. The dollar amounts in column (e) reflect values derived from using the Trinomial Hull White option pricing to value option-based awards. A summary of the options granted by year follows:

2019— Share award of 12,500 common shares under the Share Compensation Plan valued at $3.30 per share, market price on the grant date, December 31, 2020, which vest evenly over a three year period. Vested shares will be awarded on the anniversary date for each of the next three years, so long as Mr. Bond is still employed.

2018— Share award of 12,500 common shares under the Share Compensation Plan valued at $4.49 per share, market price on the grant date, December 31, 2019, which vest evenly over a three year period. Vested shares will be awarded on the anniversary date for each of the next three years, so long as Mr. Bond is still employed.

Description of the 2020 Equity Incentive Plan (the “2020 Plan”)

The 2020 Plan was approved by the Board on July 22, 2020 and shareholders on September 1, 2020 as a replacement of our Amended and Restated 2017 Stock Option Plan and the Share Compensation Plan.

The 2020 Plan is administered by the Board, a committee of the Board or one or more officers delegated authority by the Board to administer the 2020 Plan. The Board has the authority in its discretion to interpret the 2020 Plan. The Board determines to whom stock options, stock appreciation rights, restricted stock and stock units, performance shares and units, other stock-based awards and cash-based awards are granted, subject to options and all other terms and conditions of the awards.

The maximum number common shares that may be issued under the 2020 Plan is 2,000,000. As of December 31, 2020, 214,000 performance stock units (“PSUs”), and 111,900 time-based restricted shares were outstanding, leaving 1,674,100 shares available to be granted under the 2020 Plan.

If the shares granted under the 2020 Plan expire or terminate for any reason without having been issued, they again become available for grant under the 2020 Plan. Shares granted under the 2020 Plan are not transferable or assignable other than by will or other testamentary instrument or the laws of succession.

In the event we undergo a change of control by a reorganization, acquisition, amalgamation or merger (or a plan or arrangement in connection with any of these) with respect to which all or substantially all of the persons who were the beneficial owners of the common shares immediately prior to such transaction do not, following such transaction, beneficially own, directly or indirectly more than 50% of the resulting voting power, a sale of all, or substantially all, of the Company’s assets, or the liquidation, dissolution or winding-up of the Company, outstanding awards shall be subject to the definitive agreement entered into by the Company in connection with the change of control.

If an award holder resigns from the Company or is terminated by the Company (with or without cause), unvested shares will immediately be forfeited.

Incentive Plan Awards for Named Executive Officers

Outstanding Share-Based Awards and Option-Based Awards as of December 31, 2020 are as follows:

	Option-based Awards					Share-based Awards
						Market or	Market or
	Number of				Number of	Payout Value	Payout Value of
	Securities			Value of	Shares or Units	of Share-Based	Vested Share-
	Underlying	Option	Option	Unexercised	of Shares that	Awards that	Based awards
	Unexercised	Exercise	Expiration	In-the-Money	Have Not	Have Not	not Paid Out or
Name	Options	Price	Date	Options	Vested	Vested	Distributed
Michael Raleigh	50,000	$5.50	06/05/22	$—	251,334	$932,449	$148,400
Henry Clanton	30,000	$5.02	01/30/24	$—	35,001	$129,854	$43,281
B. Lane Bond	22,500	$5.50	06/05/22	$—	12,500	$46,375	$30,919
B. Lane Bond	27,500	$5.02	01/30/24	$—

Incentive Plan Awards—Value Vested or Earned for Named Executive Officers

The values of incentive plan awards that were vested or earned during the year ended December 31, 2020 are as follows:

				Non-Equity Incentive Plan
	Option-Based Awards—Value	Share-based awards—Value		Compensation—Value Earned
Name	Vested During the Year	Vested During the Year		During the Year
Michael Raleigh	$—	$349,022	$	N/A
Henry Clanton	$—	$43,281	$	N/A
B. Lane Bond	$—	$30,919	$	N/A

We have adopted the 2020 Plan as an incentive-based share award plan applicable to all named executive officers and employees.

Termination and Change of Control Benefits

All of our named executive officers have entered into employment contracts with us.

Mr. Michael Raleigh’s employment contract calls for a base pay of $150,000 per year and an equity award in an amount having a value equal to one time his base pay. The contract also contains provisions for severance payments equal to twelve months of current annual salary in the event that a change of control occurred

Mr. B. Lane Bond’s employment contract calls for a base pay of US$200,000 per year and contains provisions for severance payments equal to six months of current annual salary amount in the event of a change of control.

Mr. Henry Clanton’s employment contract calls for a base pay of US$250,000 per year.

Change of control is defined as any event whereby any person acquires at least 50% of The Company’s stock or if a group of shareholders causes at least 50% of the board members to change.

DIRECTOR COMPENSATION

The following table contains compensation earned in the year ended December 31, 2020 by our independent directors who are not named executive officers:

				Non-Equity
		Share-Based		Incentive Plan	Pension	All Other
Name	Fees Earned	Awards	Option‑Based	Compensation	Value	Compensation	Total

John Lovoi*	$—	$40,810	$—	$—	$—	$—	$40,810
Michael Raleigh*	$—	$728,980	$—	$—	$—	$—	$728,980
Matthew Dougherty*	$—	$—	$—	$—	$—	$—	$—
Ryan Roebuck	$29,850	$40,810	$—	$—	$—	$—	$70,660
Jacob Roorda	$29,850	$40,810	$—	$—	$—	$—	$70,660
Tracy Stephens	$29,850	$40,810	$—	$—	$—	$—	$70,660
Stephen Finlayson	$29,850	$40,810	$—	$—	$—	$—	$70,660

*The two directors who are not independent, Messrs. Lovoi and Raleigh, choose not to receive payment for their service as board members. Mr. Dougherty also has chosen not to receive payment for his service.

On a biannual basis, we compensate each director for services rendered (unless a director elects not to receive payment) and reimburse reasonable out-of-pocket travel expenses when incurred.

As of May 1, 2017, independent board member compensation is fixed at an annual fee of Cdn$40,000, paid semi-annually in July and January.

Incentive Plan Awards—Value Vested or Earned During the Year for Directors (Other Than Named Executive Officers)

Outstanding Share-Based Awards and Option-Based Awards as of December 31, 2020 are as follows:

	Option-based Awards				Share-based Awards
						Market or	Market or
	Number of				Number of	Payout Value	Payout Value of
	Securities			Value of	Shares or Units	of Share-Based	Vested Share-
	Underlying	Option	Option	Unexercised	of Shares that	Awards that	Based awards
	Unexercised	Exercise	Expiration	In-the-Money	Have Not	Have Not	not Paid Out or
Name	Options	Price	Date	Options	Vested	Vested	Distributed
John Lovoi	10,000	$5.50	6/5/2022	$—	22,000	$81,620	$35,245
Ryan Roebuck	10,000	$5.50	6/5/2022	$—	22,000	$81,620	$35,245
Jacob Roorda	12,500	$6.70	1/30/2024	$—	22,000	$81,620	$35,245
Tracy Stephens	—	$—		$—	22,000	$81,620	$35,245
Stephen Finlayson	—	$—		$—	19,000	$70,490	$14,840

The values of incentive plan awards that were vested or earned during the year ended December 31, 2020 are as follows:

				Non-Equity Incentive Plan
	Option-Based Awards—Value	Share-based awards—Value		Compensation—Value Earned
Name	Vested During the Year	Vested During the Year		During the Year
John Lovoi	$—	$35,245	$	N/A
Ryan Roebuck	$—	$35,245	$	N/A
Jacob Roorda	$—	$35,245	$	N/A
Tracy Stephens	$—	$35,245	$	N/A
Stephen Finlayson	$—	$14,840	$	N/A

Directors and Officers Liability Insurance

We maintain directors’ and officers’ liability insurance for the protection of our directors and officers against liability incurred by them in their capacities as our directors and officers. The policy provides an aggregate limit of liability of $30,000,000 with a deductible to us of $25,000 per loss. The annual premium for the Directors’ and Officers’ liability insurance is about $350,000 and is renewed annually. The premium is not allocated between Directors and Officers as separate groups.

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

	Number of	Percentage of
	Common	Common
Name of Beneficial Owner	Shares	Shares Owned
5% Stockholders
Advisory Research, Inc.(1)	3,168,133	13.21%
JVL Advisors, LLC (2)	1,842,644	7.68%
azValor Asset Management SGIIC SA (3)	3,652,163	15.23%
Paragon Associates (4)	1,283,245	5.35%
Solas Capital Management LLC (5)	3,921,938	16.35%
Named Executive Officers and Directors
Matthew Dougherty (6)	97,650	*
Jacob Roorda (7)	97,900	*
Bruce Lane Bond (8)	143,500	*
John Lovoi (9)	1,870,144	7.79%
Ryan Roebuck (10)	84,525	*
Tracy Stephens (11)	21,900	*
Stephen Finlayson (12)	4,000	*
Henry Clanton (13)	47,499	*
Michael Raleigh (14)	256,666	*
All executive officers and directors as a group (9 persons) (15)	2,623,784	10.87%

*	Indicates beneficial ownership of less than 1% of outstanding shares.
(1)	The address of Advisory Research, Inc., or ARI, is 180 North Stetson Avenue, Suite 5500, Chicago, Illinois 60601. Advisory Research, Inc. (“ARI”) is the general partner of Advisory Research Energy Fund, L.P., the direct beneficial holder of the common shares, as reported on a Schedule 13G filed with the SEC on February 16, 2021.
(2)	The address of JVL Advisors, LLC, or JVL, is 10000 Memorial Drive, Houston, Texas 77024. John Lovoi, the chairman of our board of directors, and the managing partner of JVL, exercises the voting and dispositive power with respect to the common shares held by JVL.
(3)	The address of azValor Asset Management SGIIC SA, or azValor, is Paseo de la Castellana 10, 3rd, Madrid, 28046, Spain. Alvaro Guzmàn de Làzaro, Chief Investment Officer at azValor, exercises the voting and dispositive power with respect to the common shares held by azValor.

(4)	The address of Paragon Associates and Paragon Associates II Joint Venture is 500 Crescent Court, Suite 260, Dallas, Texas 75201. Bradbury Dyer III is the managing partner of Paragon Associates Joint Venture and exercises the voting and dispositive power with respect to the common shares held by Paragon Associates Joint Venture.
(5)	The address of Solas Capital Management, LLC is 405 Park Avenue, New York, NY 10022. Pursuant to a Schedule 13G filed with the SEC on February 14, 2020, Solas Capital Management, LLC (“Solas”) and Frederick Tucker Golden share voting and dispositive power with respect to these common shares. All of the securities reported are owned by advisory clients of Solas, none of which is a beneficial owner of more than 5% as of July 14, 2020.
(6)	Includes 97,650 shares held by Mr. Dougherty individually. Mr. Dougherty is a member of our board of directors.
(7)	Mr. Roorda is a member of our board of directors. Includes 25,000 shares held by Mr. Roorda’s spouse, and 12.500 shares issuable upon the exercise (at exercise price of $5.02) of options exercisable within 60 days of March 25, 2021.
(8)	Includes 50,000 shares issuable upon the exercise (at exercise price of $5.02-$5.50) of options exercisable within 60 days of March 25, 2021. Mr. Bond is our chief financial officer.
(9)	Includes the shares held by JVL. Includes 10,000 shares issuable upon the exercise (at exercise price of $5.50) of options held by Mr. Lovoi and exercisable within 60 days of March 25, 2021. Mr. Lovoi is the chairman of our board of directors.
(10)	Includes 10,000 shares issuable upon the exercise (at exercise price of $5.50) of options exercisable within 60 days of March 25, 2021. Mr. Roebuck is a member of our board of directors.
(11)	Mr. Stephens is a member of our board of directors.
(12)	Mr. Finlayson is a member of our board of directors.
(13)	Includes 30,000 shares issuable upon the exercise (at exercise price of $5.02) of options exercisable within 60 days of March 25, 2021. Mr. Clanton is our chief operating officer.
(14)	Includes 50,000 shares issuable upon the exercise (at exercise price of $5.50) of options exercisable within 60 days of March 25, 2021. Mr. Raleigh is our chief executive officer and a member of our board of directors.
(15)	Includes 162,500 shares issuable upon the exercise (at exercise price of $5.02-$5.50) of options exercisable within 60 days of March 25, 2021.

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

Independence of the Board of Directors

The Board is currently composed of eight directors who provide us with a wide diversity of business experience.

Our Board has determined that Messrs. Matthew Dougherty, Jacob Roorda, Tracy Stephens, Stephen Finlayson, Jason Stankowski (as of January21, 2021) and David Winn (as of January 21, 2021) are independent in accordance with the listing requirements of the NASDAQ Global Market, representing over 50% of the Board. Our Board conducted its independence analysis for each of its current members other than John Lovoi and Michael Raleigh, considering all relevant facts and circumstances, including the director’s other commercial, accounting, legal, banking, consulting, charitable and familial relationships. Pursuant to its review, the Board determined that with respect to each of its current members other than John Lovoi and Michael Raleigh, there are no disqualifying factors with respect to director independence enumerated in the listing standards of NASDAQ or any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that each such member is an “independent director” as defined in the listing standards of NASDAQ.

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

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table summarizes fees billed to us for fiscal 2020 and for fiscal 2019 by our principal auditors, BDO USA, LLP:

	December 31,	December 31,
	2020	2019
Audit Fees:
Audit of financial statements	$479,323	$615,389
Services in connection with regulatory filings	5,777	6,150
Total Audit Fees	$485,100	$621,539

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)1.	Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019.
Consolidated Statements of Operations for the years ended December 31, 2020 and December 31, 2019.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2020 and December 31, 2019.

Consolidated Statements of Cash Flows for the years ended December 31, 2020 and December 31, 2019.

Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2020 and December 31, 2019.
Notes to Consolidated Financial Statements

(a)2.	Financial Statement Schedules:
There are no Financial Statement Schedules included with this filing for the reason that they are not required.

(a)3.	Exhibits

3.1	Articles of Incorporation of Epsilon Energy Ltd. (incorporated by reference to Exhibit 3.1 of Form 10, File No. 001-38770, filed on December 21, 2018)

3.2	Bylaws of Epsilon Energy Ltd. (incorporated by reference to Exhibit 3.2 of Form 10, File No. 001-38770, filed on December 21, 2018)

3.3	Articles of Amendment dated December 19, 2019 (incorporated by reference to Exhibit 3.3 of Form 10, File No. 001-38770, filed on December 21, 2018)

4.1	Description of Registrant’s Securities Registered Under Section 12 of the Exchange Act. (incorporated by reference to Exhibit 4.1 of Form 10-K, File No. 001-38770, filed on March 18, 2020)

10.1

Credit Agreement, dated as of July 29, 2013, by and among Epsilon Energy USA Inc., the lenders from time to time party thereto, Texas Capital Bank, National Association (“TCB”), as the administrative agent, swing line lender and letter of credit issuer, and TCB as the sole lead arranger and sole book runner (incorporated by reference to Exhibit 10.1 of Form 10, File No. 001-38770, filed on December 21, 2018)

10.2	First Amendment to Credit Agreement, effective as of December 10, 2015 (incorporated by reference to Exhibit 10.2 of Form 10, File No. 001-38770, filed on December 21, 2018)

10.3	Second Amendment to Credit Agreement, effective as of October 11, 2016 (incorporated by reference to Exhibit 10.3 of Form 10, File No. 001-38770, filed on December 21, 2018)

10.4	Third Amendment to Credit Agreement, effective as of February 21, 2019 (incorporated by reference to Exhibit 10.4 of Form 10, File No. 001-38770, filed on December 21, 2018)

10.5	Fourth Amendment to Credit Agreement, effective as of August 4, 2019 (incorporated by reference to Exhibit 10.5 of Form 10, File No. 001-38770, filed on December 21, 2018)

10.6	Fifth Amendment to Credit Agreement, effective as of January 7, 2019 (incorporated by reference to Exhibit 10.6 of Form 10-K, File No. 001-38770, filed on March 29, 2019)

10.7+	Lane Bond Offer Letter (incorporated by reference to Exhibit 10.6 of Form 10, File No. 001-38770, filed on December 21, 2018)

10.8+	Henry Clanton Offer Letter (incorporated by reference to Exhibit 10.7 of Form 10, File No. 001-38770, filed on December 21, 2018)

10.9

Anchor Shipper Gas Gathering Agreement, effective January 1, 2012, by and between Appalachia Midstream Services, L.L.C. and Epsilon Energy USA, Inc., as shipper and producer (incorporated by reference to Exhibit 10.8 of Form 10, File No. 001-38770, filed on December 21, 2018)

10.10+	Amended and Restated 2017 Stock Option Plan (incorporated by reference to Exhibit 10.9 of Form 10, File No. 001-38770, filed on December 21, 2018)

10.11+	Share Compensation Plan (incorporated by reference to Exhibit 10.10 of Form 10, File No. 001-38770, filed on December 21, 2018)

10.12

Agreement for the Construction, Ownership, and Operation of Midstream Assets in AMI Area D of Northern Pennsylvania effective the 1st day of January, 2012, by and between Statoil Pipelines, LLC, a Delaware limited liability company formerly known as StatoilHydro Pipelines, LLC, Epsilon Midstream LLC, a Pennsylvania limited liability company, and Appalachia Midstream Services, L.L.C., an Oklahoma limited liability company (incorporated by reference to Exhibit 10.11 of Form 10, File No. 001-38770, filed on December 21, 2018)

10.13+	Michael Raleigh Executive Employment Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 001-38770, filed on February 2, 2021)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of Form 10, File No. 001-38770, filed on December 21, 2018)

23.1*	Consent of DeGolyer and MacNaughton

23.2*	Consent of BDO USA, LLP

31.1*	Rule 13a-14(a)/15d-14(a) Certification.

31.2*	Rule 13a-14(a)/15d-14(a) Certification.

32.1**	Section 1350 Certifications.

32.2**	Section 1350 Certifications.

99.1*	Summary Reserve Report

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
+	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 25, 2021.

Epsilon Energy Ltd.

By: /s/ B. Lane Bond
B. Lane Bond
Chief Financial Officer
(duly authorized to sign on behalf of the registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Michael Raleigh	Chief Executive Officer and Director	March 25, 2021
Michael Raleigh	(Principal Executive Officer)

/s/ B. Lane Bond	Chief Financial Officer	March 25, 2021
B. Lane Bond	(Principal Financial and Accounting Officer)

/s/ John Lovoi	Chairman of the Board	March 25, 2021
John Lovoi

/s/ Matthew Dougherty	Director	March 25, 2021
Matthew Dougherty

/s/ Stephen Finlayson	Director	March 25, 2021
Stephen Finlayson

/s/ Jacob Roorda	Director	March 25, 2021
Jacob Roorda

/s/ Jason Stankowski	Director	March 25, 2021
Jason Stankowski

/s/ Tracy Stephens	Director	March 25, 2021
Tracy Stephens

/s/ David Winn	Director	March 25, 2021
David Winn