Form 10-Q
period 2021-03-31
Epsilon Energy Ltd.
filed 2021-05-06
CIK 1726126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes ◻ No ⌧

As of May 5, 2021, there were 23,798,884 Common Shares outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report constitute forward-looking statements. The use of any of the words ‘‘anticipate,’’ ‘‘continue,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘may,’’ ‘‘will,’’ ‘‘project,’’ ‘‘should,’’ ‘‘believe,’’ and similar expressions and statements relating to matters that are not historical facts constitute ‘‘forward looking information’’ within the meaning of applicable securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated. Such forward-looking statements are based on reasonable assumptions, but no assurance can be given that these expectations will prove to be correct and the forward-looking statements included in this report should not be unduly relied upon. These statements are made only as of the date of this report. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to natural gas and oil production rates, commodity prices for crude oil or natural gas, supply and demand for natural gas and oil; the estimated quantity of natural gas and oil reserves, including reserve life; future development and production costs, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2020, and those described from time to time in our future reports filed with the Securities and Exchange Commission. You should consider carefully the statements under Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2020, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements. Our Annual Report on Form 10-K for the year ended December 31, 2020 are available on our website at www.epsilonenergyltd.com.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$17,851,587	$13,270,913
Accounts receivable	3,462,548	3,917,288
Fair value of derivatives	401,141	—
Prepaid income taxes	—	89,285
Other current assets	339,209	500,583
Total current assets	22,054,485	17,778,069
Non-current assets
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	134,831,162	133,902,723
Unproved properties	21,510,765	21,552,063
Accumulated depletion, depreciation, amortization and impairment	(99,469,225)	(98,200,111)
Total oil and gas properties, net	56,872,702	57,254,675
Gathering system	42,215,928	42,202,644
Accumulated depletion, depreciation, amortization and impairment	(32,480,738)	(32,101,624)
Total gathering system, net	9,735,190	10,101,020
Land	637,764	637,764
Buildings and other property and equipment, net	335,455	338,419
Total property and equipment, net	67,581,111	68,331,878
Other assets:
Restricted cash	566,540	565,858
Prepaid drilling costs	223	379
Total non-current assets	68,147,874	68,898,115
Total assets	$90,202,359	$86,676,184

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable trade	$725,168	$1,195,479
Gathering fees payable	780,096	909,768
Royalties payable	1,414,126	1,155,698
Income taxes payable	247,513	—
Accrued capital expenditures	724,714	139,766
Other accrued liabilities	786,130	1,002,935
Asset retirement obligations	108,258	106,734
Total current liabilities	4,786,005	4,510,380
Non-current liabilities
Asset retirement obligations	3,042,871	3,043,509
Deferred income taxes	10,908,211	10,102,852
Total non-current liabilities	13,951,082	13,146,361
Total liabilities	18,737,087	17,656,741
Commitments and contingencies (Note 9)
Shareholders' equity
Common shares, no par value, unlimited shares authorized and 23,985,799 issued and 23,862,599 outstanding at March 31, 2021 and 23,985,799 shares issued and outstanding at December 31, 2020.	131,730,401	131,730,401
Treasury shares, 123,200 at March 31, 2021	(492,479)	—
Additional paid-in capital	8,081,618	7,879,119
Accumulated deficit	(77,675,157)	(80,410,724)
Accumulated other comprehensive income	9,820,889	9,820,647
Total shareholders' equity	71,465,272	69,019,443
Total liabilities and shareholders' equity	$90,202,359	$86,676,184

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

	Three months ended March 31,
	2021	2020
Revenues from contracts with customers:
Gas, oil, NGLs and condensate revenue	$6,439,155	$4,111,144
Gas gathering and compression revenue	2,002,157	2,316,702
Total revenue	8,441,312	6,427,846

Operating costs and expenses:
Lease operating expenses	1,594,188	2,047,767
Gathering system operating expenses	190,947	97,778
Development geological and geophysical expenses	11,539	2,629
Depletion, depreciation, amortization, and accretion	1,682,860	2,414,376
Impairment of proved properties	—	1,760,000
General and administrative expenses:
Stock based compensation expense	202,499	173,919
Other general and administrative expenses	1,327,161	1,008,113
Total operating costs and expenses	5,009,194	7,504,582
Operating income (loss)	3,432,118	(1,076,736)

Other income (expense):
Interest income	7,813	21,529
Interest expense	(27,073)	(28,006)
Gain on derivative contracts	465,341	1,721,018
Other income (expense)	1,941	(2,225)
Other income, net	448,022	1,712,316

Net income before income tax expense	3,880,140	635,580
Income tax expense	1,144,573	325,281
NET INCOME	$2,735,567	$310,299
Currency translation adjustments	242	(114)
NET COMPREHENSIVE INCOME	$2,735,809	$310,185

Net income per share, basic	$0.11	$0.01
Net income per share, diluted	$0.11	$0.01
Weighted average number of shares outstanding, basic	23,947,222	26,565,084
Weighted average number of shares outstanding, diluted	24,030,104	26,565,084

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

						Accumulated
						Other		Total
	Common Shares Issued		Treasury Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	paid-in Capital	Income	Deficit	Equity
Balance at January 1, 2021	23,985,799	$131,730,401	—	$—	$7,879,119	$9,820,647	$(80,410,724)	$69,019,443
Net income	—	—	—	—	—	—	2,735,567	2,735,567
Stock-based compensation expenses	—	—	—	—	202,499	—	—	202,499
Buyback of common shares	—	—	(123,200)	(492,479)	—	—	—	(492,479)
Other comprehensive income	—	—	—	—	—	242	—	242
Balance at March 31, 2021	23,985,799	$131,730,401	(123,200)	$(492,479)	$8,081,618	$9,820,889	$(77,675,157)	$71,465,272

						Accumulated
						Other		Total
	Common Shares Issued		Treasury Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	paid-in Capital	Income	Deficit	Equity
Balance at January 1, 2020	26,790,985	$140,808,923	—	$—	$7,029,488	$9,810,478	$(81,285,895)	$76,362,994
Net income	—	—	—	—	—	—	310,299	310,299
Stock-based compensation expenses	—	—	—	—	173,919	—	—	173,919
Buyback of common shares	—	—	(488,029)	(1,499,586)	—	—	—	(1,499,586)
Other comprehensive loss	—	—	—	—	—	(114)	—	(114)
Balance at March 31, 2020	26,790,985	$140,808,923	(488,029)	$(1,499,586)	$7,203,407	$9,810,364	$(80,975,596)	$75,347,512

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$2,735,567	$310,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	1,682,860	2,414,376
Impairment of proved properties	—	1,760,000
Gain on derivative contracts	(465,341)	(1,721,018)
Cash received from settlements of derivative contracts	64,200	1,345,942
Settlement of asset retirement obligation	(3,483)	—
Stock-based compensation expense	202,499	173,919
Deferred income tax expense (benefit)	805,359	(69,478)
Changes in assets and liabilities:
Accounts receivable	454,740	530,156
Prepaid income taxes and other current assets	161,374	478,540
Accounts payable, royalties payable and other accrued liabilities	(349,705)	(9,215)
Income taxes payable	336,798	—
Net cash provided by operating activities	5,624,868	5,213,521
Cash flows from investing activities:
Additions to unproved oil and gas properties	(23,702)	(61,978)
Additions to proved oil and gas properties	(481,021)	(2,045,439)
Additions to gathering system properties	(40,963)	(101,473)
Additions to land, buildings and property and equipment	(5,745)	(145,640)
Prepaid drilling costs	156	244
Net cash used in investing activities	(551,275)	(2,354,286)
Cash flows from financing activities:
Buyback of common shares	(492,479)	(1,499,586)
Net cash used in financing activities	(492,479)	(1,499,586)
Effect of currency rates on cash, cash equivalents and restricted cash	242	(114)
Increase in cash, cash equivalents and restricted cash	4,581,356	1,359,535
Cash, cash equivalents and restricted cash, beginning of period	13,836,771	14,613,711
Cash, cash equivalents and restricted cash, end of period	$18,418,127	$15,973,246

Supplemental cash flow disclosures:
Income taxes paid	$—	$—
Interest paid	$29,562	$28,006

Non-cash investing activities:
Change in unproved properties accrued in accounts payable and accrued liabilities	$(65,000)	$—
Change in proved properties accrued in accounts payable and accrued liabilities	$468,972	$(903,544)
Change in gathering system accrued in accounts payable and accrued liabilities	$(27,679)	$(21,026)
Asset retirement obligation asset additions and adjustments	$(21,554)	$3,937

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Description of Business

Epsilon Energy Ltd. (the “Company” or “Epsilon” or “we”) was incorporated under the laws of the Province of Alberta, Canada on March 14, 2005. On October 24, 2007, the Company became a publicly traded entity trading on the Toronto Stock Exchange (“TSX”) in Canada. On February 14, 2019, Epsilon’s registration statement on Form 10 was declared effective by the United States Securities and Exchange Commission and on February 19, 2019, the Company began trading in the United States on the NASDAQ Global Market under the trading symbol “EPSN.” Effective as of the close of trading on March 15, 2019 Epsilon voluntarily delisted its common shares from the TSX. The Company is engaged in the acquisition, development, gathering and production of primarily natural gas reserves in the United States.

2. Basis of Preparation

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the appropriate rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. All adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been included. The interim financial information and notes hereto should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2020. The results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year.

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

COVID-19

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

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

In March 2020, the FASB issued ASU No. 2020-04 - Reference Rate Reform (Topic 848), codified as ASC 848 (“ASC 848”). This was followed by ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), issued in January 2021. The purpose of ASC 848 is to provide optional guidance to ease the potential effects on financial reporting of the market-wide migration away from Interbank Offered Rates (“IBORs”) to alternative reference rates. ASC 848 applies only to contracts, hedging relationships, and other transactions that reference a reference rate expected to be discontinued because of reference rate reform. The guidance may be applied upon issuance of ASC 848 through December 31, 2022. We do not expect a material impact from the adoption of this ASU.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740). The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and modifies other areas of the topic to clarify the application of GAAP. Certain amendments within the standard are required to be applied on a retrospective basis and others on a prospective basis. Effective January 1, 2021, we adopted this ASU with no material impact on the Company’s consolidated financial position or results of operations.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (ASU 2016-02), which significantly changes accounting for leases by requiring that lessees recognize a right of use asset and a related lease liability representing the obligation to make lease payments, for all lease transactions with terms greater than one year. Additional disclosures about an entity’s lease transactions will also be required. ASU 2016-02 defines a lease as “a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration.” ASU 2016-02 is effective for the Company for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. In July, the FASB voted to extend the adoption date by one year for private and non-profit companies, and thus emerging growth companies as well. As an emerging growth company, Epsilon plans to defer adoption of ASU 2016-02 until the fiscal year beginning after December 15, 2021. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented in the financial statements using a modified retrospective approach. Epsilon is currently assessing the expected impact on our consolidated financial statements and will adopt for the year beginning in 2022.

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

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts in the Consolidated Statements of Cash Flows as of March 31, 2021 and 2020:

	March 31,	March 31,
	2021	2020
Cash and cash equivalents	$17,851,587	$15,410,599
Restricted cash included in other assets	566,540	562,647
Cash, cash equivalents and restricted cash in the statement of cash flows	$18,418,127	$15,973,246

4.  Property and Equipment

The following table summarizes the Company’s property and equipment as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	$134,831,162	$133,902,723
Unproved properties	21,510,765	21,552,063
Accumulated depletion, depreciation, amortization and impairment	(99,469,225)	(98,200,111)
Total oil and gas properties, net	56,872,702	57,254,675
Gathering system	42,215,928	42,202,644
Accumulated depletion, depreciation, amortization and impairment	(32,480,738)	(32,101,624)
Total gathering system, net	9,735,190	10,101,020
Land	637,764	637,764
Buildings and other property and equipment, net	335,455	338,419
Total property and equipment, net	$67,581,111	$68,331,878

Property Impairment

Epsilon performs a quantitative impairment test quarterly or whenever events or changes in circumstances indicate that an asset group's carrying amount may not be recoverable, over proved properties using the published NYMEX forward prices, timing, methods and other assumptions consistent with historical periods. When indicators of impairment are present, GAAP requires that the Company first compares expected future undiscounted cash flows by asset group to their respective carrying values. If the carrying amount exceeds the estimated undiscounted future cash flows, a reduction of the carrying amount of the natural gas properties to their estimated fair values is required, which is determined based on discounted cash flow techniques using significant assumptions including projected revenues, future commodity prices, and a market-specific weighted average cost of capital which are affected by expectations about future market and economic conditions.

During the three months ended March 31, 2021, no impairment was required. During the three months ended March 31, 2020, Epsilon recognized certain indicators of impairments specific to our Oklahoma assets related to historically low oil and NGL prices and determined that the carrying value of those assets was not recoverable. As a result of this assessment, a $1.76 million impairment was recorded on the Company’s Oklahoma assets during the three months ended March 31, 2020.

5. Revolving Line of Credit

Effective July 30, 2013, Epsilon Energy USA Inc., a wholly owned subsidiary of the Company, executed a three-year senior secured revolving credit facility with a bank (‘‘Credit Facility’’) for a total commitment of up to $100 million.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Upon each advance, interest is charged at the rate of LIBOR plus an ‘‘applicable margin’’. The applicable margin is based on the percent of the line of credit utilized.

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

On April 6, 2021 the agreement was amended to extend the maturity date to March 1, 2024 and the borrowing base was decreased from $23 million to $18 million. In addition, the “applicable margin” rates were adjusted from 2.75%-3.75% to 3.25%-4.25%, a LIBOR minimum rate of 0.25% was added, and the leverage ratio compliance threshold was decreased from less than 3.5 to less than 3.0. The amendment also includes a “Benchmark Replacement” definition and transition plan to be used at such time when the LIBOR rate is discontinued. This rate also has a minimum of 0.25%.

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

● Leverage ratio less than 3.0 based on income adjusted for interest, taxes and non-cash amounts.

The Company was in compliance with the financial covenants of the Credit Facility as of March 31, 2021 and expects to be in compliance with the financial covenants for the next 12 months.

A commitment fee of 0.50% is assessed quarterly on the daily average unused borrowing base on the Credit Facility.

	Balance at	Balance at
	March 31,	December 31,	Current	Interest Rate
	2021	2020	Borrowing Base	3 mo.
Revolving line of credit	$—	$—	$18,000,000	LIBOR + 3.25% (1)

(1)	At March 31, 2021, the weighted average interest rate was 3.50%.

6. Shareholders’ Equity

(a)Authorized shares

The Company is authorized to issue an unlimited number of Common Shares with no par value and an unlimited number of Preferred Shares with no par value.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

(b)Purchases of Equity Shares

Normal Course Issuer Bid

Commencing on May 20, 2019, the Company entered into a share repurchase program on the NASDAQ conducted in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934. The Company was authorized to repurchase up to 1,367,762 of its outstanding common shares, representing 5% of the outstanding common shares of Epsilon as of May 20, 2019, for an aggregate purchase price of not more than $5.0 million. The program ended on May 19, 2020, but Epsilon’s final repurchase under this program occurred on May 8, 2020, and the shares were subsequently cancelled.

Commencing on January 1, 2021, the Company entered into a share repurchase program on the NASDAQ conducted in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934. The Company is authorized to repurchase up to 1,193,000 of its outstanding common shares, representing 5% of the outstanding common shares of Epsilon as of January 1, 2021. The program will end on December 31, 2021 unless the maximum amount of common shares is purchased before then or Epsilon provides earlier notice of termination.

Repurchases may be made at management’s discretion from time to time through the facilities of the NASDAQ Global Market. The price paid for the common shares will be, subject to applicable securities laws, the prevailing market price of such common shares on the NASDAQ Global Market at the time of such purchase. The Company intends to fund the purchase out of available cash and does not expect to incur debt to fund the share repurchase program. The shares are accounted for as treasury shares until such a time as they are cancelled.

The following table contains activity relating to our acquisition of equity securities during the three months ended March 31, 2021:

			Maximum number
			of shares that
			may yet be
	Total number	Average price	purchased under
	of shares	paid per	the plans or
	purchased	share	programs
Beginning of normal-course issuer bid, January 1, 2021			1,193,000
January 2021 (1)	—	$—
February 2021 (1)	62,400	$4.07
March 2021 (1)	60,800	$3.92
Total as of March 31, 2021	123,200	$4.00	1,069,800

(1)	Epsilon repurchased these shares under its share repurchase program that commenced on January 1, 2021, as described above.

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

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Restricted and Performance Stock Units

For the three months ended March 31, 2021, no shares of Restricted Stock were awarded. For the year ended December 31, 2020, 111,900 common shares of Restricted Stock with a weighted average market price at the grant date of $3.71 were awarded to the Company’s officers, employees, and board of directors. These shares vest over a three-year period, with one-third of the shares being issued per period on the anniversary of the award resolution. The vesting of the shares is contingent on the individuals’ continued employment or service. The Company determined the fair value of the granted Restricted Stock-based on the market price of the common shares of the Company on the date of grant.

The following table summarizes Restricted Stock activity for the three months ended March 31, 2021, and the year ended December 31, 2020:

	Three months ended		Year ended
	March 31, 2021		December 31, 2020
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Remaining Life	Shares	Remaining Life
	Outstanding	(years)	Outstanding	(years)
Balance non-vested Restricted Stock at beginning of period	290,070	1.60	346,499	1.67
Granted	—	—	111,900	3.00
Vested	—	—	(168,329)	—
Forfeited	(22,000)	1.68	—	—
Balance non-vested Restricted Stock at end of period	268,070	1.34	290,070	1.60

Stock compensation expense for the granted Restricted Stock is recognized over the vesting period. Stock compensation expense recognized during the three months ended March 31, 2021 and 2020 related to these awards was $137,206 and $172,052, respectively.

At March 31, 2021, the Company had unrecognized stock-based compensation related to these shares of $850,929 to be recognized over a weighted average period of 1.10 years (at December 31, 2020: $1,068,819 over 1.2 years).

Performance Share Unit Awards (“PSU”)

The Company grants PSUs, which are paid in stock to certain key employees. For the three months ended March 31, 2021, no PSUs were awarded. For the year ended December 31, 2020, 214,000 PSUs. PSUs are based on a three-year performance period with performance being measured each year at December 31. The PSUs will vest on the last day of the performance period. The number of PSUs that will ultimately vest is based on two performance targets as follows:

●	The targets for the PSUs are based on (i) the relative total stockholder return (“TSR”) percentile ranking and (ii) the relative cash flow per debt adjusted share – growth (“CFDAS Growth”) percentile ranking of the Company, each as compared to the Company’s Performance Peer Group during the applicable one-year performance period ending on December 31.
●	Cash Flow per Debt Adjusted Share (“CFDAS”) is defined as EBITDA (earnings before interest, taxes, depreciation and amortization) divided by the sum of the 1) the total debt plus the value of preferred stock minus cash and the amount of dividends paid for the year divided by the share price at the end of the year; and 2) the actual share count at year end.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

●	The vesting of each PSU Award will be based 50% on TSR performance and 50% based on CFDAS Growth performance.
●	The recipient of the award must be employed with the Company at the time of vesting.

The number of shares ultimately issued under these awards can range from zero to 200% of target award amounts.

The PSUs are accounted for as equity awards. The fair value of the 50% for performance based on CFDAS Growth was determined as the market price of the common shares of the Company on the date of grant. Weighted average fair value of CFDAS PSUs granted during the year ended December 31, 2020 was $3.41 per unit. The fair value of the 50% for performance based on TSR was determined on the grant date by the application of a Monte Carlo simulation model. Weighted average fair value of TSR PSUs granted during the year ended December 31, 2020 was $4.10 per share.

The Monte Carlo simulation model calculated grant date fair value for awards issued during the period using the following assumptions:

	March 31,	December 31,
	2021	2020
Expected life (in years)	—	0.33 - 3
Expected volatility	—	42.1% - 53.6%
Risk-free rate of return	—	0.10% - 0.17%
Weighted average grant-date fair value per PSU	$—	$4.10

The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the performance stock awards, to calculate the fair value of the awards. Expected volatilities in the model were estimated using a historical period consistent with the expected term for each annual performance period of the awards. The risk-free interest rate was based on the United States Treasury rate measured over a term commensurate with the expected term for each annual performance period of the awards. The expected term is based on the time between the valuation date and the end of each annual performance period of the awards. The valuation model assumes dividends are immediately reinvested.

The following table summarizes PSUs for the three months ended March 31, 2021 and the year ended December 31, 2020:

	Three months ended		Year ended
	March 31, 2021		December 31, 2020
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Remaining Life	Shares	Remaining Life
	Outstanding	(years)	Outstanding	(years)
Balance non-vested PSUs at beginning of period	193,167	1.60	—	—
Granted	—	—	214,000	1.61
Vested	—	—	(20,833)	—
Balance non-vested PSUs at end of period	193,167	1.35	193,167	1.60

Stock compensation expense for the granted PSUs is recognized over the vesting period. Stock compensation expense recognized during the three months ended March 31, 2021 related to PSUs was $65,293 (for the three months ended March 31, 2020, nil).

At March 31, 2021, the Company had unrecognized stock-based compensation related to these shares of $503,293 to be recognized over a weighted average period of 1.27 years (at March 31, 2020: nil over nil years).

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Stock Options

Through March 31, 2021, the Company had outstanding stock options covering 245,000 Common Shares at an overall average exercise price of $5.27 per Common Share to directors, officers, and employees of the Company and its subsidiaries. These 245,000 options have a weighted average expected remaining term of approximately 2.2 years.

The following table summarizes stock option activity for the three months ended March 31, 2021 and the year ended December 31, 2020:

	Three months ended		Year ended
	March 31, 2021		December 31, 2020
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
Exercise price in US$	Outstanding	Price (1)	Outstanding	Price (1)
Balance at period-end	245,000	$5.27	245,000	$5.27

Exercisable at period-end	245,000	$5.27	245,000	$5.27

(1)	Exercise price has been converted to US$ using the rate of Cdn$1.33 to US$1, the rate on March 15, 2019, the date Epsilon Energy, Ltd was delisted from the TSX.

At March 31, 2021, using the Black Scholes model, the Company had unrecognized stock-based compensation, related to these options, of nil (at December 31, 2020: nil). The aggregate intrinsic value at March 31, 2021 was nil (at December 31, 2020: nil). For the three months ended March 31, 2021, nil of stock compensation expense, related to these options, was recognized (for the three months ended March 31, 2020, $1,867).

During the three months ended March 31, 2021 and the year ended December 31, 2020, the Company awarded no stock options.

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

The following table details revenue for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Operating revenue
Natural gas	$6,332,099	$4,019,764
Natural gas liquids	45,621	31,658
Oil and condensate	61,435	59,722
Gathering and compression fees	2,002,157	2,316,702
Total operating revenue	$8,441,312	$6,427,846

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

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts on a case-by-case basis once there is evidence that collection is not probable. As of March 31, 2021 and 2020, there were no accounts for which collection was not probable.

The following table details accounts receivable as of March 31, 2021 and December 31, 2020.

	March 31,	December 31,
	2021	2020
Accounts receivable
Natural gas and oil sales	$1,860,300	$2,107,910
Joint interest billing	87,713	69,495
Gathering and compression fees	1,446,478	1,736,043
Other	68,057	3,840
Total accounts receivable	$3,462,548	$3,917,288

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

8. Income Taxes

Income tax provisions for the three months ended March 31, 2021 and 2020 are as follows:

	Three months ended March 31,
	2021	2020
Current:
Federal	$155,370	$297,863
State	183,844	96,896
Total current income tax expense	339,214	394,759
Deferred:
Federal	663,202	(131,081)
State	142,157	61,603
Total deferred tax expense (benefit)	805,359	(69,478)
Income tax expense	$1,144,573	$325,281

The Company files federal income tax returns in the United States and Canada, and various returns in state and local jurisdictions.

The Company believes it has appropriate support for the income tax positions taken and to be taken on our tax returns and that the accruals for tax liabilities are adequate for all open years based on our assessment of various factors including past experience and interpretations of tax law applied to the facts of each matter. The Company's tax returns are open to audit under the statute of limitations for the years ending December 31, 2017 through December 31, 2020. To the extent we utilize net operating losses generated in earlier years, such earlier years may also be subject to audit.

Our effective tax rate will typically differ from the statutory federal rate primarily as a result of state income taxes and the valuation allowance against the Canadian net operating loss. The effective tax rate for the three months ended March 31, 2021 was higher than the statutory federal rate as a result of the state income taxes and the valuation allowance against the Canadian net operating loss.

9. Commitments and Contingencies

The Company’s future minimum lease commitments as of March 31, 2021 are summarized in the following table:

Year ended
December 31,	Payments
2021	$77,925
2022	106,797
2023	36,013
$220,735

The Company enters into commitments for capital expenditures in advance of the expenditures being made. As of March 31, 2021, the Company had commitments of $1.49 million for capital expenditures.

Litigation

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

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Epsilon has requested a preliminary injunction, among other requests for relief. Accordingly, a hearing on that request is expected to be heard during the summer of 2021.

10. Net Income Per Share

Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed based upon the weighted-average number of common shares outstanding during the period plus the assumed issuance of common shares for all potentially dilutive securities.

The net income used in the calculation of basic and diluted net income per share is as follows:

	Three months ended March 31,
	2021	2020
Net income available to shareholders	$2,735,567	$310,299

In calculating the net income per share, basic and diluted, the following weighted-average shares were used:

	Three months ended March 31,
	2021	2020
Basic weighted-average number of shares outstanding	23,947,222	26,565,084
Unvested time-based restricted shares	29,034	—
Unvested performance-based restricted shares	53,848	—
Basic and diluted weighted average shares outstanding	24,030,104	26,565,084

The Company excluded the following shares from the diluted EPS because their inclusion would have been anti-dilutive.

	Three months ended March 31,
	2021	2020
Anti-dilutive options	245,000	245,000
Anti-dilutive unvested time-based restricted shares	239,036	346,499
Anti-dilutive unvested performance-based restricted shares	139,319	—
Total Anti-dilutive shares	623,355	591,499

11. Operating Segments

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

The Company’s reportable segments are as follows:

a.	The Upstream segment activities include acquisition, development and production of oil, natural gas, and other liquid reserves on properties within the United States;
b.	The Gas Gathering segment partners with two other companies to operate a natural gas gathering system; and
c.	The Corporate segment activities include corporate listing and governance functions of the Company.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Segment activity as of, and for the three months ended March 31, 2021 and 2020 is as follows:

	Upstream	Gas Gathering	Corporate		Elimination	Consolidated
As of and for the three months ended March 31, 2021
Operating revenue
Natural gas	$6,332,099	$—	$—		$—	$6,332,099
Natural gas liquids	45,621	—	—		—	45,621
Oil and condensate	61,435	—	—		—	61,435
Gathering and compression fees	—	2,386,588	—		(384,431)	2,002,157
Total operating revenue (1)	$6,439,155	$2,386,588	$—		$(384,431)	$8,441,312

Net earnings (loss) for the period	$3,531,142	$1,430,636	$(2,226,211)	(3)	$—	$2,735,567
Operating costs	1,594,188	575,378	—		(384,431)	1,785,135
Development geological and geophysical expenses	11,539	—	—		—	11,539
Depletion, deprec., amortization and accretion	1,302,286	380,574	—		—	1,682,860
Impairment	—	—	—		—	—

Segment assets	$76,473,690	$13,674,102	$54,567		$—	$90,202,359
Capital expenditures (2)	914,440	13,284	—		—	927,724
Proved properties (net)	35,361,937	—	—		—	35,361,937
Unproved properties (net)	21,510,765	—	—		—	21,510,765
Gathering system (net)	—	9,735,190	—		—	9,735,190
Other property and equipment (net)	973,219	—	—		—	973,219

As of and for the three months ended March 31, 2020
Operating revenue
Natural gas	$4,019,764	$—	$—		$—	$4,019,764
Natural gas liquids	31,658	—	—		—	31,658
Oil and condensate	59,722	—	—		—	59,722
Gathering and compression fees	—	2,736,138	—		(419,436)	2,316,702
Total operating revenue (1)	$4,111,144	$2,736,138	$—		$(419,436)	$6,427,846

Net earnings for the period	$(1,580,897)	$1,686,193	$205,003	(3)	$—	$310,299
Operating costs	2,047,767	517,214	—		(419,436)	2,145,545
Development geological and geophysical expenses	2,629	—	—		—	2,629
Depletion, deprec., amortization and accretion	1,881,645	532,731	—		—	2,414,376
Gain on sale of property	1,760,000	—	—		—	1,760,000

Segment assets	$80,725,283	$14,907,581	$71,626		$—	$95,704,490
Capital expenditures (2)	1,349,514	80,446	—		—	1,429,960
Proved properties (net)	39,122,341	—	—		—	39,122,341
Unproved properties (net)	21,109,490	—	—		—	21,109,490
Gathering system (net)	—	11,032,630	—		—	11,032,630
Other property and equipment (net)	727,616	—	—		—	727,616

(1)	Segment operating revenue represents revenues generated from the operations of the segment. Inter-segment sales during the three months ended March 31, 2021 and 2020 have been eliminated upon consolidation. For the three months ended March 31, 2021, Epsilon sold natural gas to 18 unique customers. The one customer over 10% comprised 54% of total revenue. For the three months ended March 31, 2020, Epsilon sold natural gas to 23 unique customers. The four customers over 10% comprised 27%, 22%, 16% and 13% of total revenue.
(2)	Capital expenditures for Upstream segment consist primarily of the acquisition of properties, and the drilling and completing of wells while Gas Gathering consists of expenditures relating to the expansion and completion of the gathering and compression facility.
(3)	Segment reporting for net earnings for the period does not include non-monetary compensation, general and administrative expense, interest income, interest expense, both gains and (losses) on derivative contracts, or income tax amounts as they are managed on a group basis and are instead included in the corporate column for reconciliation purposes.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

12. Commodity Risk Management Activities

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

Epsilon has historically elected not to designate any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for these financial commodity derivative contracts using the mark-to-market accounting method. Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as gain on derivative contracts on the condensed consolidated statements of operations and comprehensive income. The related cash flow impact is reflected in cash flows from operating activities. During the three months ended March 31, 2021, Epsilon recognized gains on commodity derivative contracts of $465,341. This amount included cash received on settlements of these contracts of $64,200. For the three months ended March 31, 2020, Epsilon recognized gains on commodity derivative contracts of $1,721,018. This amount included cash received on settlements of these contracts of $1,345,942.

Commodity Derivative Contracts

Presented below is a summary of Epsilon’s natural gas price and basis swap contracts as of March 31, 2021.

					Fair Value
	Volume	Ceiling	Floor	Basis	March 31,
Derivative Type	(MMbtu)	Price	Price	Differential	2021
2021
Basis swap	305,000			$(1.10)	(27,181)
Two-way costless collar	2,755,000	$3.27	$2.78		411,801
2022
Two-way costless collar	900,000	$3.34	$2.80		16,521
					$401,141

As of March 31, 2021 and 2020, all of the Company’s economic derivative hedge positions were with large financial institutions, which are not known to the Company to be in default on their derivative positions. The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties. None of the Company’s derivative

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

instruments contains credit-risk related contingent features. Derivatives are net on the balance sheet as they are subject to the right to offset the liabilities with the assets.

The following tables summarize the gross fair values of our derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on our condensed consolidated balance sheets as of the dates indicated below:

	Fair Value of Derivative Assets
	March 31,	December 31,
	2021	2020
Current
Basis swap	$—	$—
Two-way costless collar	894,240	—
	$894,240	$—

	Fair Value of Derivative Liabilities
	March 31,	December 31,
	2021	2020
Current
Basis swap	$(27,181)	$—
Two-way costless collar	(465,918)	—
	$(493,099)	$—

Net Fair Value of Derivatives	$401,141	$—

The following table presents the changes in the fair value of Epsilon’s commodity derivatives for the periods indicated:

	Three months ended March 31,
	2021	2020
Fair value of asset (liability), beginning of the period	$—	$1,999,802
Gains (losses) on derivative contracts included in earnings	465,341	1,721,018
Settlement of commodity derivative contracts	(64,200)	(1,345,942)
Fair value of asset, end of the period	$401,141	$2,374,878

13. Asset Retirement Obligations

Asset retirement obligations were estimated by management based on Epsilon’s net ownership interest in all wells and the gathering system, estimated costs to reclaim and abandon such assets and the estimated timing of the costs to be incurred in future periods.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following tables summarize the changes in asset retirement obligations for the periods indicated:

	Three Months Ended	Year ended
	March 31,	December 31,
	2021	2020
Balance beginning of period	$3,150,243	$2,909,855
Liabilities from drilling of new wells	6,908	5,826
Wells plugged and abandoned	(31,945)	(850)
Change in estimates	—	32,668
Accretion	25,923	202,744
Balance end of period	$3,151,129	$3,150,243

14. Fair Value Measurements

The methodologies used to determine the fair value of our financial assets and liabilities at March 31, 2021 were the same as those used at December 31, 2020.

Cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. The Company’s revolving line of credit has a recorded value that approximates its fair value since its variable interest rate is tied to current market rates and the applicable margins represent market rates.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of trends and significant changes in or results of operations and the financial condition of Epsilon Energy Ltd. and its subsidiaries for the periods presented. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto presented in this report, including the unaudited condensed consolidated financial statements as of March 31, 2021 and 2020 and for the three months then ended together with accompanying notes, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Actual results and the timing of events may differ materially from those contained in these forward- looking statements due to a number of factors. See “Part II. Item 1A. Risk Factors” and “Forward-Looking Statements.”

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

Substantially all of the production from our Pennsylvania acreage (3,979 net) is dedicated to the Auburn Gas Gathering System, or the Auburn GGS, located in Susquehanna County, Pennsylvania for a 15 year term expiring in 2026 under an operating agreement whereby the Auburn GGS owners receive a fixed percentage rate of return on the total capital invested in the construction of the system. Epsilon owns a 35% interest in the system which is operated by a subsidiary of Williams Partners, LP. In the three months ended March 31, 2021, Epsilon paid $0.38 million to the Auburn GGS to gather and treat our 2.4 Bcf of natural gas production in Pennsylvania ($0.42 million to the Auburn GGS to gather and treat our 2.7 Bcf of natural gas in the three months ended March 31, 2020).

Epsilon realized net income of $2.7 million for the three months ended March 31, 2021, as compared to net income of $0.3 million for the three months ended March 31, 2020.

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

Recent Developments

On March 10, 2021, Epsilon filed a complaint against Chesapeake Appalachia, LLC (“Chesapeake”) in the United States District Court for the Middle District of Pennsylvania, Scranton, Pennsylvania. Epsilon claims that Chesapeake has breached a settlement agreement and several operating agreements (“JOAs”) to which Epsilon and Chesapeake are parties. Epsilon asserts that Chesapeake has failed to cooperate with Epsilon’s efforts to develop resources in the Auburn Development, located in North-Central Pennsylvania, as required under both the settlement agreement and JOAs. Epsilon has requested a preliminary injunction, among other requests for relief. Accordingly, a hearing on that request is expected to be heard in summer 2021.

Three months ended March 31, 2021 Highlights

Operational Highlights

Marcellus Shale – Pennsylvania

● During the three months ended March 31, 2021, Epsilon’s realized natural gas price was $2.56 per Mcf, an 75% increase over the three months ended March 31, 2020.

● During the three months ended March 31, 2021, Epsilon’s natural gas production was 2.4 Bcf, as compared to 2.7 Bcf during the same period in 2020.

● Marcellus working interest (WI) gas averaged 30.9 MMcf/d for the three months ended March 31, 2021.

● Gathered and delivered 17.5 Bcf gross (6.1 Bcf net to Epsilon’s interest) during the three months ended March 31, 2021 through the Auburn GGS which represents approximately 87% of maximum throughput as currently configured. Gathering volumes decreased 25% for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The decrease is attributable to reduced crossflow volumes due to the expansion of a compression facility in an adjacent midstream system and reduced capacity at Auburn compression facility due to the reduction of the target suction pressure to 550 psig.

Anadarko, NW Stack Trend – Oklahoma

● During the three months ended March 31, 2021, Epsilon’s realized price for all Oklahoma production was $3.56 per Mcfe, a 29% increase over the three months ended March 31, 2020.

● Total production for the three months ended March 31, 2021 included natural gas, oil, and other liquids and was 0.07 Bcfe, 2.8% increase over the same period in 2020.

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

The table below sets forth a reconciliation of net income to Adjusted EBITDA for the three months ended March 31, 2021 and 2020, which is the most directly comparable measure of financial performance calculated under U.S. GAAP and should be reviewed carefully.

	Three months ended March 31,
	2021	2020
Net income	$2,735,567	$310,299
Add Back:
Net interest expense	19,260	6,477
Income tax expense	1,144,573	325,281
Depreciation, depletion, amortization, and accretion	1,682,860	2,414,376
Impairment expense	—	1,760,000
Stock based compensation expense	202,499	173,919
Gain on derivative contracts net of cash received or paid on settlement	(401,141)	(375,076)
Foreign currency translation loss	332	2,225
Adjusted EBITDA	$5,383,950	$4,617,501

Results of Operations

Net Operating Revenues

For the three months ended March 31, 2021 revenues increased $2.0 million to $8.4 million from $6.4 million during the same period of 2020.

Revenue and volume statistics for the three months ended March 31, 2021 and 2020 were as follows:

	Three months ended
	March 31,
	2021	2020
Revenues
Natural gas revenue	$6,332,099	$4,019,764
Volume (MMcf)	2,466	2,727
Avg. Price ($/Mcf)	$2.57	$1.47
PA Exit Rate (MMcfpd)	32.8	33.1
Oil and other liquids revenue	$107,056	$91,380
Volume (MBO)	3.7	3.1
Avg. Price ($/Bbl)	$28.58	$29.22
Gathering system revenue	$2,002,157	$2,316,702
Total Revenues	$8,441,312	$6,427,846

We earn gathering system revenue as a 35% owner of the Auburn Gas Gathering system. This revenue consists of fees paid by Anchor Shippers (parties listed in Anchor Shipper Gas Gathering Agreement for Northern Pennsylvania, including Epsilon Midstream, LLC) and third-party customers of the system to transport gas from the wellhead to the compression facility, and then to the delivery meter at the Tennessee Gas Pipeline. For the three months ended March 31, 2021, approximately 81% of the Auburn GGS revenues earned were gathering fees, while 19% were compression fees. Gathering revenues from third-party customers represented approximately 8% of total gathering revenues and third-party compression revenues represented 3% of total compression revenues. For the three months ended March 31, 2020, approximately 87% of the Auburn GGS revenues earned were gathering fees, while 13% were compression fees. Gathering revenues from third-party customers represented approximately 11% of revenues and third-party compression revenues represented 5% of revenues. Revenues derived from Epsilon’s production which have been eliminated from gathering system revenues amounted to $0.38 million and $0.42 million for the three months ended March 31, 2021 and 2020, respectively.

Upstream natural gas revenue for the three months ended March 31, 2021 increased by $2.3 million, or 58%, over the same period in 2020. This was primarily a result of higher natural gas prices; however, this was partially offset by lower volumes being produced.

The Company’s share of gathering system revenue decreased by $0.3 million during the three months ended March 31, 2021, decreasing by 14% over the same period in 2020. The Auburn GGS is subject to a cost of service model, whereby the Anchor Shippers dedicate acreage and reserves to the Auburn GGS. In exchange for this dedication, the owners of the Auburn system agree to a fixed rate of return on capital invested which cannot be exceeded. Therefore, rather than being subject to a fixed gathering rate, the Shippers are subject to a fluctuating gathering rate which is redetermined annually in order to produce the contractual return on capital to the Auburn GGS owners. The term of the model is fixed from 2012 to 2026. Each year, actual throughput, revenue, operating expenses and capital are captured in the model, and the remaining years are forecasted. The model then resolves a gathering rate that yields the contractual rate of return. All else being equal, to the extent that throughput is higher or capital is lower than the preceding year’s forecast, the gathering rate will decline.

Operating Costs

The following table presents total cost and cost per unit of production (Mcfe), including ad valorem, severance, and production taxes for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
Lease operating costs	$1,594,188	$2,047,767
Gathering system operating costs	190,947	97,778
	$1,785,135	$2,145,545

Upstream operating costs—Total $/Mcfe	0.65	0.75
Gathering system operating costs $ / Mcf	0.10	0.04

Upstream operating costs consist of lease operating expenses necessary to extract natural gas and oil, including gathering and treating the natural gas and oil to ready it for sale.

Upstream operating costs for three months ended March 31, 2021 decreased $0.5 million, or 22.2%, over the same period in 2020. The decrease in total cost was due to a reduction in the annual assessment of the PA impact fee (an assessment of an annual fee by the State of PA to mitigate the impacts of the activities associated with unconventional gas wells on the communities in which the wells are located), a reduction in discretionary maintenance spending by the operator, and the decrease in volumes produced.

Gathering system operating costs consist primarily of rental payments for the natural gas fueled compression units. Other significant gathering system operating costs include chemicals (to prevent corrosion and to reduce water vapor in the gas stream), saltwater disposal, measurement equipment / calibration and general project management.

The gathering system total per unit operating costs reported include the effects of elimination entries to remove the gas gathering fees billed by the gas gathering system operator to Epsilon’s upstream operations, and the volume associated with those fees. The elimination entries amounted to $0.38 million and $0.42 million for the three months ended March 31, 2021 and 2020, respectively, (see Note 11, ‘‘Operating Segments,’’ of the Notes to Unaudited Condensed Consolidated Financial Statements).

Gathering system costs (net of intercompany elimination) for the three months ended March 31, 2021 increased $0.1 million over the same period in 2020. The Company’s share of total gathering system costs increased only $0.06 million, or 11%, for the three months ended March 31, 2021 over 2020; however, the decreased production from Epsilon resulting in a decrease in the elimination entry costs subtracted from the consolidated operating statements resulted in a larger increase in gathering system operating costs reported. These higher reported costs along with decreased throughput in the gathering system resulted in a higher cost per Mcf.

Depletion, Depreciation, Amortization and Accretion (“DD&A”)

	Three months ended March 31,
	2021	2020
Depletion, depreciation, amortization and accretion	$1,682,860	$2,414,376

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

DD&A expense decreased $0.7 million, or 30% for the three months ended March 31, 2021 compared to the same period in 2020. This was mainly due to the increase in reserves reported and the decrease in production volumes. The lower volumes spread over the increased reserves resulted in lower DD&A. Also minimally affecting the decrease was the impairment of the Oklahoma assets.

Impairment

	Three months ended March 31,
	2021	2020
Impairment	$—	$1,760,000

Epsilon performs a quantitative impairment test quarterly or whenever events or changes in circumstances indicate that an asset group's carrying amount may not be recoverable, over proved properties using the published NYMEX forward prices, timing, methods and other assumptions consistent with historical periods. When indicators of impairment are present, GAAP requires that the Company first compares expected future undiscounted cash flows by asset group to their respective carrying values. If the carrying amount exceeds the estimated undiscounted future cash flows, a reduction of the carrying amount of the natural gas properties to their estimated fair values is required, which is determined based on discounted cash flow techniques using significant assumptions including projected revenues, future commodity prices, and a market-specific weighted average cost of capital which are affected by expectations about future market and economic conditions.

During the three months ended March 31, 2020, the Company recognized certain indicators of impairments specific to our Oklahoma assets and determined that carrying value of those assets was not recoverable based on the current indicators. As a result of this assessment, a $1.76 million impairment was recorded on the Company’s Oklahoma assets during the three months ended March 31, 2020. No impairment was required during the three months ended March 31, 2021.

General and Administrative

	Three months ended March 31,
	2021	2020
General and administrative	$1,529,660	$1,182,032

G&A expenses consist of general corporate expenses such as compensation, legal, accounting and professional fees, consulting services, travel and other related corporate costs such as stock options and restricted stock granted and the related non-cash compensation.

G&A expenses for the three months ended March 31, 2021 increased $0.3 million or 29.4%. This was mainly due to the increased legal fees related to the complaint filed against Chesapeake, the addition of the salary and benefits for the CEO and increased stock-based compensation resulting from the 2020 stock grants.

Interest Expense

	Three months ended March 31,
	2021	2020
Interest expense	$27,073	$28,006

Interest expense relates to the commitment fees paid on the revolving line of credit.

Interest expense remained consistent during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Interest expense for the periods consists primarily of commitment fees as Epsilon did not access our line of credit during this time.

Gain (Loss) on Derivative Contracts

	Three months ended March 31,
	2021	2020
Gain on derivative contracts	$465,341	$1,721,018

For the three months ended March 31, 2021 and 2020, Epsilon entered into NYMEX Henry Hub Natural Gas Futures swap, Dominion basis swap, and two-way costless collar derivative contracts for the purpose of hedging its physical natural gas sales revenue. During the three months ended March 31, 2021 we received net cash settlements of $64,200. For the three months ended March 31, 2020, Epsilon received $1,345,942 on the settlement of contracts.

For the three months ended March 31, 2021 gains decreased due to having fewer open contracts at March 31, 2021 and also fewer settled contracts during the three months ended March 31, 2021. All contracts open at March 31, 2020 were settled by November 30, 2020. The Company did not enter into any new contracts until February 2021.

Other Income (Expense)

	Three months ended March 31,
	2021	2020
Interest income and other income (expense)	$9,754	$19,304

For the three months ended March 31, 2021 and 2020 other income consisted primarily of interest income.

Interest income decreased for the three months ended March 31, 2021 due to lower interest rates.

Capital Resources and Liquidity

Cash Flow

The primary source of cash for Epsilon during the three months ended March 31, 2021 was funds generated from operations. For the three months ended March 31, 2020, the primary source of funds was from operations in addition to cash received on the settlement of derivative contracts. In addition to operations, the primary uses of cash for the three months ended March 31, 2021 and 2020 were development of natural gas properties and the repurchase of shares of common stock.

At March 31, 2021, we had a working capital surplus of $17.3 million, an increase of $4.0 million over the $13.3 million surplus at December 31, 2020. The surplus increased from December 31, 2020 due mainly to the cash that is continually being generated by operations. The Company anticipates its current cash balance, cash flows from operations, and available sources of liquidity to be sufficient to meet its cash requirements.

Three months ended March 31, 2021 compared to 2020

During the three months ended March 31, 2021, $5.6 million was provided by the Company’s operating activities, compared to $5.2 million provided during the same period in 2020, a $0.4 million, and 7.9% increase. The increase was mainly due to increased cash received as revenues during the normal course of business.

The Company used $0.6 million and $2.4 million of cash for investing activities during the three months ended March 31, 2021 and 2020, respectively. This was spent primarily on leasehold and development costs targeting increasing production in Pennsylvania.

The $0.5 million for the three months ended March 31, 2021, and the $1.5 million for the three months ended March 31, 2020, of cash used for financing activity was related to the repurchase of common shares of the Company.

Credit Agreement

In addition, the Company has a senior secured credit facility which includes a total commitment of up to $100 million. The current effective borrowing base is $18 million, which is subject to semi-annual redetermination. There are currently no borrowings under the facility. If Epsilon decided to access the facility, depending on the level of borrowing, the Company might need to increase its hedging activity. Borrowings from the Facility may be used for the acquisition and development of oil and gas properties, investments in cash flow generating assets complimentary to the production of oil and gas, and for letters of credit and other general corporate purposes. Upon each advance, interest is charged at the highest of a) rate of LIBOR plus an applicable margin (3.25%-4.25% based on the percent of the line of credit utilized) with the minimum being 0.25%, b) the Prime Rate, or c) the sum of the Federal Funds Rate plus 0.5%.

Effective April 6, 2021 the agreement was amended to extend the maturity date to March 1, 2024. In addition, the agreement was amended to include a Benchmark Replacement definition and transition plan to be used at such time when the LIBOR rate is discontinued.

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

● Leverage ratio less than 3.0 based on income adjusted for interest, taxes and non-cash amounts.

Epsilon was in compliance with the financial covenants of the agreement as of March 31, 2021 and expect to be in compliance for the next 12 months. We expect to remain in compliance as we currently have no borrowings under the facility and funded all operations for 2020 and all operations through March 31, 2021 out of operating cash flow and cash on hand and expect to continue to do so through 2021.

	Balance at	Balance at
	March 31,	December 31,	Borrowing Base	Interest
	2021	2020	March 31, 2021	Rate
Revolving line of credit	$—	$—	$18,000,000	3 mo. LIBOR + 3.25%

Available borrowing capacity under the credit agreement decreased from $23 million to $18 million on April 6, 2021.

Repurchase Transactions

Commencing on January 1, 2021, Epsilon has conducted a normal course issuer bid (“NCIB”) to repurchase our issued and outstanding common shares, when doing so has been accretive to management's estimates of intrinsic value per share. The NCIB continues through December 31, 2021. Since the commencement of the NCIB on January 1, 2021, Epsilon has strengthened its financial position and overhead costs. With sufficient cash flow from operations, it used discretionary cash to fund these repurchases. Since January 1, 2021, Epsilon has repurchased 123,200 common shares of the authorized 1,193,000 purchase amount. During the three months ended March 31, 2021, the Company spent $492,479 under the NCIB.

Commencing on May 20, 2019, Epsilon conducted a normal course issuer bid (“NCIB”) to repurchase our issued and outstanding common shares. The NCIB ended on May 19, 2020. Epsilon was authorized to purchase 1,367,762 shares. During the three months ended March 31, 2020, the Company spent $1,499,586 under the NCIB to purchase 488,029 common shares.

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

At March 31, 2021, Epsilon’s outstanding natural gas commodity swap contracts consisted of the following:

	Volume	Ceiling	Floor	Basis	Fair Value of Asset
Derivative Type	(MMbtu)	Differential	Price	Differential	March 31, 2021
2021
Basis swap	305,000	$—	$—	$(1.10)	(27,181)
Two-way costless collar	2,755,000	$(3.27)	$2.78	$—	411,801
2022
Two-way costless collar	900,000	$(3.34)	$2.80	$—	16,521
	3,960,000				$401,141

Contractual Obligations

The following table summarizes Epsilon’s contractual obligations at March 31, 2021:

	Payments Due by Period
		Less than	1 – 3	Greater than
	Total	1 Year	Years	3 Years
Derivative liabilities(1)	493,099	493,099	—	—
Asset retirement obligations, undiscounted	$8,660,131	$108,549	$—	$8,551,582
Capital expenditure commitments	1,485,070	1,485,070	—	—
Operating leases	220,735	104,003	116,732	—
Total future commitments	$10,859,035	$2,190,721	$116,732	$8,551,582

________________________

(1)	The liability balance shown represents the gross mark-to-market liability balance of derivative contracts before being offset by contracts in an asset position.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, the Company had no off-balance sheet arrangements.

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

At March 31, 2021 and 2020, the outstanding principal balance under the credit agreement was nil.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of March 31, 2021 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Epsilon has requested a preliminary injunction, among other requests for relief. Accordingly, a hearing on that request is expected to be heard during the summer of 2021.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by Epsilon Energy Ltd.

The following table contains information about our acquisition of equity securities during the three months ended March 31, 2021:

			Maximum number
			of shares that
			may yet be
	Total number	Average price	purchased under
	of shares	paid per	the plans or
	purchased	share	programs
Beginning of normal-course issuer bid, January 1, 2021			1,193,000
January 2021 (1)	—	$—
February 2021 (1)	62,400	$4.07
March 2021 (1)	60,800	$3.92
Total as of March 31, 2021	123,200	$4.00	1,069,800

(1)	Commencing on January 1, 2021, the Company entered into a share repurchase program on the NASDAQ conducted in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934. The

Company is authorized to repurchase up to 1,193,000 of its outstanding common shares, representing 5% of the outstanding common shares of Epsilon as of January 1, 2021. The program will end on December 31, 2021 unless the maximum number of common shares is purchased before then or Epsilon provides earlier notice of termination. Repurchases were made at management’s discretion from time to time through the facilities of the NASDAQ Global Market. The price paid for the common shares was, subject to applicable securities laws, the prevailing market price of such common shares on the NASDAQ Global Market at the time of such purchase. The Company funded the purchase out of available cash and did not incur debt to fund the share repurchase program.

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

Epsilon Energy Ltd.
(Registrant)

Date: May 6, 2021	By:	/s/ B. Lane Bond
B. Lane Bond
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)