Form 10-Q
period 2021-06-30
Epsilon Energy Ltd.
filed 2021-08-12
CIK 1726126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Yes ☐ No ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ⌧

As of August 11, 2021, there were 23,529,884 Common Shares outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report constitute forward-looking statements. The use of any of the words ‘‘anticipate,’’ ‘‘continue,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘may,’’ ‘‘will,’’ ‘‘project,’’ ‘‘should,’’ ‘‘believe,’’ and similar expressions and statements relating to matters that are not historical facts constitute ‘‘forward looking information’’ within the meaning of applicable securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated. Such forward-looking statements are based on reasonable assumptions, but no assurance can be given that these expectations will prove to be correct and the forward-looking statements included in this report should not be unduly relied upon. These statements are made only as of the date of this report. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to natural gas and oil production rates, commodity prices for crude oil or natural gas, supply and demand for natural gas and oil; the estimated quantity of natural gas and oil reserves, including reserve life; future development and production costs, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2020, and those described from time to time in our future reports filed with the Securities and Exchange Commission. You should consider carefully the statements under Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2020. Our Annual Report on Form 10-K for the year ended December 31, 2020 is available on our website at www.epsilonenergyltd.com.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$18,527,531	$13,270,913
Accounts receivable	3,528,376	3,917,288
Prepaid income taxes	418,448	89,285
Other current assets	183,896	500,583
Total current assets	22,658,251	17,778,069
Non-current assets
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	135,256,824	133,902,723
Unproved properties	21,557,121	21,552,063
Accumulated depletion, depreciation, amortization and impairment	(100,725,088)	(98,200,111)
Total oil and gas properties, net	56,088,857	57,254,675
Gathering system	42,273,148	42,202,644
Accumulated depletion, depreciation, amortization and impairment	(32,835,561)	(32,101,624)
Total gathering system, net	9,437,587	10,101,020
Land	637,764	637,764
Buildings and other property and equipment, net	326,671	338,419
Total property and equipment, net	66,490,879	68,331,878
Other assets:
Restricted cash	567,345	565,858
Prepaid drilling costs	979,464	379
Total non-current assets	68,037,688	68,898,115
Total assets	$90,695,939	$86,676,184

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable trade	$2,310,143	$1,195,479
Gathering fees payable	844,908	909,768
Royalties payable	1,323,096	1,155,698
Accrued capital expenditures	162,399	139,766
Other accrued liabilities	571,877	1,002,935
Fair value of derivatives	1,334,533	—
Asset retirement obligations	109,671	106,734
Total current liabilities	6,656,627	4,510,380
Non-current liabilities
Asset retirement obligations	3,059,782	3,043,509
Deferred income taxes	10,333,715	10,102,852
Total non-current liabilities	13,393,497	13,146,361
Total liabilities	20,050,124	17,656,741
Commitments and contingencies (Note 9)
Shareholders' equity
Common shares, no par value, unlimited shares authorized and 23,985,799 issued and 23,721,584 outstanding at June 30, 2021, and 23,985,799 shares issued and outstanding at December 31, 2020.	131,730,401	131,730,401
Treasury shares, 264,215 at June 30, 2021	(1,061,468)	—
Additional paid-in capital	8,317,659	7,879,119
Accumulated deficit	(78,160,182)	(80,410,724)
Accumulated other comprehensive income	9,819,405	9,820,647
Total shareholders' equity	70,645,815	69,019,443
Total liabilities and shareholders' equity	$90,695,939	$86,676,184

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues from contracts with customers:
Gas, oil, NGLs and condensate revenue	$5,238,754	$4,015,047	$11,677,909	$8,126,191
Gas gathering and compression revenue	1,851,095	2,263,740	3,853,252	4,580,442
Total revenue	7,089,849	6,278,787	15,531,161	12,706,633

Operating costs and expenses:
Lease operating expenses	1,784,138	2,034,120	3,378,327	4,081,887
Gathering system operating expenses	173,547	79,702	364,494	177,480
Development geological and geophysical expenses	11,451	2,273	22,990	4,902
Depletion, depreciation, amortization, and accretion	1,646,094	2,577,770	3,328,954	4,992,146
Impairment of proved properties	—	—	—	1,760,000
Bad debt expense	—	819,000	—	819,000
General and administrative expenses:
Stock based compensation expense	236,041	172,052	438,540	345,971
Other general and administrative expenses	2,048,300	1,236,729	3,375,461	2,244,842
Total operating costs and expenses	5,899,571	6,921,646	10,908,766	14,426,228
Operating income (loss)	1,190,278	(642,859)	4,622,395	(1,719,595)

Other income (expense):
Interest income	8,904	13,041	16,717	34,570
Interest expense	(22,345)	(28,317)	(49,418)	(56,323)
Gain (loss) on derivative contracts	(1,827,334)	(85,348)	(1,361,993)	1,635,669
Other income (expense)	(279)	(3)	1,663	(2,227)
Other income (loss), net	(1,841,054)	(100,627)	(1,393,031)	1,611,689

Net income (loss) before income tax expense	(650,776)	(743,486)	3,229,364	(107,906)
Income tax expense (benefit)	(165,751)	(177,452)	978,822	147,829
NET INCOME (LOSS)	$(485,025)	$(566,034)	$2,250,542	$(255,735)
Currency translation adjustments	242	6,132	(1,242)	6,018
NET COMPREHENSIVE INCOME (LOSS)	$(484,783)	$(559,902)	$2,249,300	$(249,717)

Net income (loss) per share, basic	$(0.02)	$(0.02)	$0.09	$(0.01)
Net income (loss) per share, diluted	$(0.02)	$(0.02)	$0.09	$(0.01)
Weighted average number of shares outstanding, basic	23,779,205	26,147,403	23,862,749	26,356,244
Weighted average number of shares outstanding, diluted	23,779,205	26,147,403	23,941,340	26,356,244

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

						Accumulated
						Other		Total
	Common Shares Issued		Treasury Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	paid-in Capital	Income	Deficit	Equity
Balance at January 1, 2021	23,985,799	$131,730,401	—	$—	$7,879,119	$9,820,647	$(80,410,724)	$69,019,443
Net income	—	—	—	—	—	—	2,735,567	2,735,567
Stock-based compensation expenses	—	—	—	—	202,499	—	—	202,499
Buyback of common shares	—	—	(123,200)	(492,479)	—	—	—	(492,479)
Other comprehensive income	—	—	—	—	—	242	—	242
Balance at March 31, 2021	23,985,799	$131,730,401	(123,200)	$(492,479)	$8,081,618	$9,820,889	$(77,675,157)	$71,465,272
Net loss	—	—	—	—	—	—	(485,025)	(485,025)
Stock-based compensation expenses	—	—	—	—	236,041	—	—	236,041
Buyback of common shares	—	—	(141,015)	(568,989)	—	—	—	(568,989)
Other comprehensive income	—	—	—	—	—	(1,484)	—	(1,484)
Balance at June 30, 2021	23,985,799	$131,730,401	(264,215)	$(1,061,468)	$8,317,659	$9,819,405	$(78,160,182)	$70,645,815

						Accumulated
						Other		Total
	Common Shares Issued		Treasury Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	paid-in Capital	Income	Deficit	Equity
Balance at January 1, 2020	26,790,985	$140,808,923	—	$—	$7,029,488	$9,810,478	$(81,285,895)	$76,362,994
Net income	—	—	—	—	—	—	310,299	310,299
Stock-based compensation expenses	—	—	—	—	173,919	—	—	173,919
Buyback of common shares	—	—	(488,029)	(1,499,586)	—	—	—	(1,499,586)
Other comprehensive loss	—	—	—	—	—	(114)	—	(114)
Balance at March 31, 2020	26,790,985	$140,808,923	(488,029)	$(1,499,586)	$7,203,407	$9,810,364	$(80,975,596)	$75,347,512
Net loss	—	—	—	—	—	—	(566,034)	(566,034)
Stock-based compensation expenses	—	—	—	—	172,052	—	—	172,052
Buyback of common shares	—	—	(169,285)	(427,612)	—	—	—	(427,612)
Other comprehensive income	—	—	—	—	—	6,132	—	6,132
Balance at June 30, 2020	26,790,985	$140,808,923	(657,314)	$(1,927,198)	$7,375,459	$9,816,496	$(81,541,630)	$74,532,050

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$2,250,542	$(255,735)
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	3,328,954	4,992,146
Impairment of proved properties	—	1,760,000
(Gain) loss on derivative contracts	1,361,993	(1,635,669)
Bad debt expense	—	819,000
Cash received (paid) from settlements of derivative contracts	(27,460)	2,377,769
Settlement of asset retirement obligation	(3,483)	—
Stock-based compensation expense	438,540	345,971
Deferred income tax expense (benefit)	230,863	(2,201)
Changes in assets and liabilities:
Accounts receivable	388,912	171,271
Prepaid income taxes and other current assets	(12,476)	359,795
Accounts payable, royalties payable and other accrued liabilities	77,248	(630,262)
Net cash provided by operating activities	8,033,633	8,302,085
Cash flows from investing activities:
Additions to unproved oil and gas properties	(70,058)	(128,398)
Additions to proved oil and gas properties	(1,557,869)	(3,691,408)
Additions to gathering system properties	(79,419)	(152,257)
Additions to land, buildings and property and equipment	(5,745)	(151,800)
Prepaid drilling costs	273	(1,301)
Net cash used in investing activities	(1,712,818)	(4,125,164)
Cash flows from financing activities:
Buyback of common shares	(1,061,468)	(1,927,198)
Net cash used in financing activities	(1,061,468)	(1,927,198)
Effect of currency rates on cash, cash equivalents and restricted cash	(1,242)	6,018
Increase in cash, cash equivalents and restricted cash	5,258,105	2,255,741
Cash, cash equivalents and restricted cash, beginning of period	13,836,771	14,613,711
Cash, cash equivalents and restricted cash, end of period	$19,094,876	$16,869,452

Supplemental cash flow disclosures:
Income taxes paid	$1,074,025	$—
Interest paid	$27,073	$56,323

Non-cash investing activities:
Change in unproved properties accrued in accounts payable and accrued liabilities	$(65,000)	$—
Change in proved properties accrued in accounts payable and accrued liabilities	$805,443	$(1,516,946)
Change in gathering system accrued in accounts payable and accrued liabilities	$(8,915)	$(10,310)
Change in prepaid drilling costs	$979,358	$—
Asset retirement obligation asset additions and adjustments	$(29,853)	$3,937

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

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts in the Consolidated Statements of Cash Flows as of June 30, 2021 and 2020:

	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$18,527,531	$13,270,913
Restricted cash included in other assets	567,345	565,858
Cash, cash equivalents and restricted cash in the statement of cash flows	$19,094,876	$13,836,771

4.  Property and Equipment

The following table summarizes the Company’s property and equipment as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	$135,256,824	$133,902,723
Unproved properties	21,557,121	21,552,063
Accumulated depletion, depreciation, amortization and impairment	(100,725,088)	(98,200,111)
Total oil and gas properties, net	56,088,857	57,254,675
Gathering system	42,273,148	42,202,644
Accumulated depletion, depreciation, amortization and impairment	(32,835,561)	(32,101,624)
Total gathering system, net	9,437,587	10,101,020
Land	637,764	637,764
Buildings and other property and equipment, net	326,671	338,419
Total property and equipment, net	$66,490,879	$68,331,878

Property Impairment

Epsilon performs a quantitative impairment test quarterly or whenever events or changes in circumstances indicate that an asset group's carrying amount may not be recoverable, over proved properties using the published NYMEX forward prices, timing, methods and other assumptions consistent with historical periods. When indicators of impairment are present, GAAP requires that the Company first compares expected future undiscounted cash flows by asset group to their respective carrying values. If the carrying amount exceeds the estimated undiscounted future cash flows, a reduction of the carrying amount of the oil and natural gas properties to their estimated fair values is required, which is determined based on discounted cash flow techniques using significant assumptions including projected revenues, future commodity prices, and a market-specific weighted average cost of capital which are affected by expectations about future market and economic conditions.

During the three and six months ended June 30, 2021, no impairment was required. During the three months ended March 31, 2020, Epsilon recognized certain indicators of impairments specific to our Oklahoma assets related to historically low oil and NGL prices and determined that the carrying value of those assets was not recoverable. As a result of this assessment, a $1.76 million impairment was recorded on the Company’s Oklahoma assets during the three months ended March 31, 2020. No further impairment was required at June 30, 2020.

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

On June 28, 2021 the borrowing base was decreased from $18 million to $14 million. This adjusted base will remain in effect until November 1, 2021, which is the date of the next periodic redetermination of the borrowing base.

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

The Company was in compliance with the financial covenants of the Credit Facility as of June 30, 2021 and expects to be in compliance with the financial covenants for the next 12 months.

A commitment fee of 0.50% is assessed quarterly on the daily average unused borrowing base on the Credit Facility.

	Balance at	Balance at
	June 30,	December 31,	Current	Interest Rate
	2021	2020	Borrowing Base	3 mo.
Revolving line of credit	$—	$—	$14,000,000	LIBOR + 3.25% (1)
(1)	At June 30, 2021, the weighted average interest rate was 3.50%.

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

The following table contains activity relating to our acquisition of equity securities during the six months ended June 30, 2021:

			Maximum number
			of shares that
			may yet be
	Total number	Average price	purchased under
	of shares	paid per	the plans or
	purchased	share	programs
Beginning of normal-course issuer bid, January 1, 2021			1,193,000
January 2021 (1)	—	$—
February 2021 (1)	62,400	$4.07
March 2021 (1)	60,800	$3.92
April 2021 (1)	63,315	$3.89
May 2021 (1)	63,900	$4.02
June 2021 (1)	13,800	$4.77
Total as of June 30, 2021	264,215	$4.02	928,785
(1)	Epsilon repurchased these shares under its share repurchase program that commenced on January 1, 2021, as described above.

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

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Restricted and Performance Stock Units

For the six months ended June 30, 2021, no shares of Restricted Stock were awarded. For the year ended December 31, 2020, 111,900 common shares of Restricted Stock with a weighted average market price at the grant date of $3.71 were awarded to the Company’s officers, employees, and board of directors. These shares vest over a three-year period, with one-third of the shares being issued per period on the anniversary of the award resolution. The vesting of the shares is contingent on the individuals’ continued employment or service. The Company determined the fair value of the granted Restricted Stock-based on the market price of the common shares of the Company on the date of grant.

The following table summarizes Restricted Stock activity for the six months ended June 30, 2021, and the year ended December 31, 2020:

	Six months ended		Year ended
	June 30, 2021		December 31, 2020
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Remaining Life	Shares	Remaining Life
	Outstanding	(years)	Outstanding	(years)
Balance non-vested Restricted Stock at beginning of period	290,070	1.60	346,499	1.67
Granted	—	—	111,900	3.00
Vested	—	—	(168,329)	—
Forfeited	(22,000)	1.68	—	—
Balance non-vested Restricted Stock at end of period	268,070	1.09	290,070	1.60

Stock compensation expense for the granted Restricted Stock is recognized over the vesting period. Stock compensation expense recognized during the three and six months ended June 30, 2021 was $137,207 and $274,413, respectively (for the three and six months ended June 30, 2020, $172,052 and $344,104, respectively).

At June 30, 2021, the Company had unrecognized stock-based compensation related to these shares of $713,722 to be recognized over a weighted average period of 1.01 years (at December 31, 2020: $1,068,819 over 1.2 years).

Performance Share Unit Awards (“PSU”)

The Company grants PSUs, which are paid in stock to certain key employees. For the three and six months ended June 30, 2021, no PSUs were awarded. For the year ended December 31, 2020, 214,000 PSUs. PSUs are based on a three-year performance period with performance being measured each year at December 31. The PSUs will vest on the last day of the performance period. The number of PSUs that will ultimately vest is based on two performance targets as follows:

●	The targets for the PSUs are based on (i) the relative total stockholder return (“TSR”) percentile ranking and (ii) the relative cash flow per debt adjusted share – growth (“CFDAS Growth”) percentile ranking of the Company, each as compared to the Company’s Performance Peer Group during the applicable one-year performance period ending on December 31.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

The Monte Carlo simulation model calculated grant date fair value for awards issued during the period using the following assumptions:

	June 30,	December 31,
	2021	2020
Expected life (in years)	—	0.33 - 3
Expected volatility	—	42.1% - 53.6%
Risk-free rate of return	—	0.10% - 0.17%
Weighted average grant-date fair value per PSU	$—	$4.10

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

The following table summarizes PSUs for the six months ended June 30, 2021 and the year ended December 31, 2020:

	Six months ended		Year ended
	June 30, 2021		December 31, 2020
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Remaining Life	Shares	Remaining Life
	Outstanding	(years)	Outstanding	(years)
Balance non-vested PSUs at beginning of period	193,167	1.60	—	—
Granted	—	—	214,000	1.61
Vested	(41,667)	—	(20,833)	—
Balance non-vested PSUs at end of period	151,500	1.47	193,167	1.60

Stock compensation expense for the granted PSUs is recognized over the vesting period. Stock compensation expense recognized during the three and six months ended June 30, 2021 related to PSUs was $98,835 and $164,127, respectively (for the three and six months ended June 30, 2020, nil).

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

At June 30, 2021, the Company had unrecognized stock-based compensation related to these shares of $438,000 to be recognized over a weighted average period of 1.17 years (at June 30, 2020: nil over nil years).

Stock Options

Through June 30, 2021, the Company had outstanding stock options covering 245,000 Common Shares at an overall average exercise price of $5.27 per Common Share to directors, officers, and employees of the Company and its subsidiaries. These 245,000 options have a weighted average expected remaining term of approximately 1.71 years.

The following table summarizes stock option activity for the six months ended June 30, 2021 and the year ended December 31, 2020:

	Six months ended		Year ended
	June 30, 2021		December 31, 2020
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
Exercise price in US$	Outstanding	Price (1)	Outstanding	Price (1)
Balance at period-end	245,000	$5.27	245,000	$5.27

Exercisable at period-end	245,000	$5.27	245,000	$5.27
(1)	Exercise price has been converted to US$ using the rate of Cdn$1.33 to US$1, the rate on March 15, 2019, the date Epsilon Energy, Ltd was delisted from the TSX.

At June 30, 2021, using the Black Scholes model, the Company had unrecognized stock-based compensation, related to these options, of nil (at December 31, 2020: nil). The aggregate intrinsic value at June 30, 2021 was nil (at December 31, 2020: nil). For the three and six months ended June 30, 2021, nil of stock compensation expense, related to these options, was recognized (for the three and six months ended June 30, 2020, nil and $1,867, respectively).

During the six months ended June 30, 2021 and the year ended December 31, 2020, the Company awarded no stock options.

7. Revenue Recognition

Revenues are comprised primarily of sales of natural gas along with the revenue generated from the Company’s ownership interest in the gas gathering system in the Auburn field in Northeastern Pennsylvania. Also included is natural gas, crude oil and NGLs from Oklahoma.

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

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table details revenue for the three and six months ended June 30, 2021 and 2020.

	Three months ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating revenue
Natural gas	$5,106,922	$3,876,340	$11,439,021	$7,896,104
Natural gas liquids	52,529	10,204	98,150	41,862
Oil and condensate	79,303	128,503	140,738	188,225
Gathering and compression fees	1,851,095	2,263,740	3,853,252	4,580,442
Total operating revenue	$7,089,849	$6,278,787	$15,531,161	$12,706,633

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

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts on a case-by-case basis once there is evidence that collection is not probable. For the three and six months ended June 30, 2021, there were no accounts for which collection was not probable.

Due to the bankruptcy file by Chesapeake Energy Corporation on June 28, 2020, the Company recorded an allowance for possible uncollectable fees. Unpaid fees attributable to CHK for May and June 2020 gathering system fees were $1.1 million and $1.3 million respectively. For the three and six months ended June 30, 2020, Epsilon recorded an allowance for doubtful accounts for the Company’s 35% share of these payment for a total bad debt expense of $0.8 million.

In December 2020, a global resolution between Williams and CHK was approved by the United States Bankruptcy court and CHK agreed to pay all pre-petition and past due receivables related to midstream expenses, per the existing contracts. We received our share of the pre-petition amounts and as such, reversed our $0.8 million allowance for doubtful accounts in December 2020.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table details accounts receivable as of June 30, 2021 and December 31, 2020.

	June 30,	December 31,
	2021	2020
Accounts receivable
Natural gas and oil sales	$2,067,528	$2,107,910
Joint interest billing	87,714	69,495
Gathering and compression fees	1,372,708	1,736,043
Other	426	3,840
Total accounts receivable	$3,528,376	$3,917,288

8. Income Taxes

Income tax provisions for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Current:
Federal	$319,557	$(185,473)	$474,927	$112,390
State	89,188	(59,256)	273,032	37,640
Total current income tax expense	408,745	(244,729)	747,959	150,030
Deferred:
Federal	(451,044)	64,367	212,159	(66,714)
State	(123,452)	2,910	18,704	64,513
Total deferred tax expense (benefit)	(574,496)	67,277	230,863	(2,201)
Income tax expense	$(165,751)	$(177,452)	$978,822	$147,829

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

Our effective tax rate will typically differ from the statutory federal rate primarily as a result of state income taxes and the valuation allowance against the Canadian net operating loss. The effective tax rate for the three and six months ended June 30, 2021 was higher than the statutory federal rate as a result of the state income taxes and the valuation allowance against the Canadian net operating loss.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

9. Commitments and Contingencies

The Company’s future minimum lease commitments as of June 30, 2021 are summarized in the following table:

Year ended
December 31,	Payments
2021	$52,157
2022	106,797
2023	36,013
$194,967

The Company enters into commitments for capital expenditures in advance of the expenditures being made. As of June 30, 2021, the Company had commitments of $0.1 million for capital expenditures.

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

Epsilon has requested a preliminary injunction but was unsuccessful in obtaining that injunction.  Epsilon filed a motion to amend its original complaint.  Chesapeake opposed.  The Court ruled in Epsilon’s favor and allowed Epsilon’s amendment. Chesapeake moved to dismiss the amended Complaint.  Epsilon is opposing the motion to dismiss.  The Court also entered an Order allowing for early dispositive motions that may end the litigation prior to discovery.  Briefing will be complete late fall 2021.

10. Net Income (Loss) Per Share

Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed based upon the weighted-average number of common shares outstanding during the period plus the assumed issuance of common shares for all potentially dilutive securities.

The net income (loss) used in the calculation of basic and diluted net income (loss) per share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income (loss) available to shareholders	$(485,025)	$(566,034)	$2,250,542	$(255,735)

In calculating the net income (loss) per share, basic and diluted, the following weighted-average shares were used:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Basic weighted-average number of shares outstanding	23,779,205	26,147,403	23,862,749	26,356,244
Unvested time-based restricted shares	—	—	53,815	—
Unvested performance-based restricted shares	—	—	24,776	—
Basic and diluted weighted average shares outstanding	23,779,205	26,147,403	23,941,340	26,356,244

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The Company excluded the following shares from the diluted EPS because their inclusion would have been anti-dilutive.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Anti-dilutive options	245,000	245,000	245,000	245,000
Anti-dilutive unvested time-based restricted shares	268,070	346,499	214,255	346,499
Anti-dilutive unvested performance-based restricted shares	151,500	—	126,724	—
Total Anti-dilutive shares	664,570	591,499	585,979	591,499

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

The Company’s reportable segments are as follows:

a.	The Upstream segment activities include acquisition, development and production of oil, natural gas, and other liquid reserves on properties within the United States;
b.	The Gas Gathering segment partners with two other companies to operate a natural gas gathering system; and
c.	The Corporate segment activities include corporate listing and governance functions of the Company.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Segment activity as of, and for the six months ended June 30, 2021 and 2020 is as follows:

	Upstream	Gas Gathering	Corporate		Elimination	Consolidated
As of and for the six months ended June 30, 2021
Operating revenue
Natural gas	$11,439,021	$—	$—		$—	$11,439,021
Natural gas liquids	98,150	—	—		—	98,150
Oil and condensate	140,738	—	—		—	140,738
Gathering and compression fees	—	4,623,548	—		(770,296)	3,853,252
Total operating revenue (1)	$11,677,909	$4,623,548	$—		$(770,296)	$15,531,161

Net earnings (loss) for the period	$5,684,536	$2,751,860	$(6,185,854)	(3)	$—	$2,250,542
Operating costs	3,378,327	1,134,790	—		(770,296)	3,742,821
Development geological and geophysical expenses	22,990	—	—		—	22,990
Depletion, deprec., amortization and accretion	2,592,056	736,898	—		—	3,328,954
Impairment	—	—	—		—	—

Segment assets	$78,621,390	$11,941,329	$133,220		$—	$90,695,939
Capital expenditures (2)	1,394,757	70,504	—		—	1,465,261
Proved properties (net)	34,531,736	—	—		—	34,531,736
Unproved properties (net)	21,557,121	—	—		—	21,557,121
Gathering system (net)	—	9,437,587	—		—	9,437,587
Other property and equipment (net)	964,435	—	—		—	964,435

As of and for the six months ended June 30, 2020
Operating revenue
Natural gas	$7,896,104	$—	$—		$—	$7,896,104
Natural gas liquids	41,862	—	—		—	41,862
Oil and condensate	188,225	—	—		—	188,225
Gathering and compression fees	—	5,470,069	—		(889,627)	4,580,442
Total operating revenue (1)	$8,126,191	$5,470,069	$—		$(889,627)	$12,706,633

Net earnings (loss) for the period	$(1,606,943)	$2,478,161	$(1,126,953)	(3)	$—	$(255,735)
Operating costs	4,081,887	1,067,107	—		(889,627)	4,259,367
Development geological and geophysical expenses	4,902	—	—		—	4,902
Depletion, deprec., amortization and accretion	3,886,345	1,105,801	—		—	4,992,146
Impairment	1,760,000	—	—		—	1,760,000
Bad Debt Expense	—	819,000	—		—	819,000

Segment assets	$79,534,080	$14,177,400	$72,118		$—	$93,783,598
Capital expenditures (2)	2,454,661	141,946	—		—	2,596,607
Proved properties (net)	38,208,022	—	—		—	38,208,022
Unproved properties (net)	21,175,910	—	—		—	21,175,910
Gathering system (net)	—	10,522,464	—		—	10,522,464
Other property and equipment (net)	725,584	—	—		—	725,584
(1)	Segment operating revenue represents revenues generated from the operations of the segment. Inter-segment sales during the six months ended June 30, 2021 and 2020 have been eliminated upon consolidation. For the six months ended June 30, 2021, Epsilon sold natural gas to 25 unique customers. The two customers over 10% comprised 35% and 10% of total revenue. For the six months ended June 30, 2020, Epsilon sold natural gas to 18 unique customers. The three customers over 10% comprised 31%, 21%, and 21% of total revenue.
(2)	Capital expenditures for the Upstream segment consist primarily of the acquisition of properties, and the drilling and completing of wells while Gas Gathering consists of expenditures relating to the expansion and completion of the gathering and compression facility.
(3)	Segment reporting for net earnings for the period does not include non-monetary compensation, general and administrative expense, interest income, interest expense, both gains and (losses) on derivative contracts, or income tax amounts as they are managed on a group basis and are instead included in the corporate column for reconciliation purposes.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Segment activity for the three months ended June 30, 2021 and 2020 is as follows:

	Upstream		Gas Gathering	Corporate		Elimination	Consolidated
For the three months ended June 30, 2021
Operating revenue
Natural gas	$5,106,922		$—	$—		$—	$5,106,922
Natural gas liquids	52,529		—	—		—	52,529
Oil and condensate	79,303		—	—		—	79,303
Gathering and compression fees	—		2,236,960	—		(385,865)	1,851,095
Total operating revenue	$5,238,754	(1)	$2,236,960	$—		$(385,865)	7,089,849

Net earnings (loss) for the period	$2,153,394		$1,321,225	$(3,959,644)	(3)	—	$(485,025)
Operating costs	1,784,138		559,412	—		(385,865)	1,957,685
Development geological and geophysical expenses	11,451		—	—		—	11,451
Depletion, deprec., amortization and accretion	1,289,771		356,323	—		—	1,646,094
Bad debt expense	—		—	—		—	—

Capital expenditures(2)	480,317		57,220	—		—	537,537

For the three months ended June 30, 2020
Operating revenue
Natural gas	$3,876,340		$—	$—		$—	$3,876,340
Natural gas liquids	10,204		—	—		—	10,204
Oil and condensate	128,503		—	—		—	128,503
Gathering and compression fees	—		2,733,931	—		(470,191)	2,263,740
Total operating revenue	$4,015,047	(1)	$2,733,931	$—		$(470,191)	6,278,787

Net earnings (loss) for the period	$(845,046)		$1,610,968	$(1,331,956)	(3)	$—	$(566,034)
Operating costs	2,034,120		549,893	—		(470,191)	2,113,822
Development geological and geophysical expenses	2,273		—	—		—	2,273
Depletion, deprec., amortization and accretion	2,004,700		573,070	—		—	2,577,770
Bad Debt Expense	819,000		—	—		—	819,000

Capital expenditures(2)	1,098,987		61,500	—		—	1,160,487
(1)	Segment operating revenue represents revenues generated from the operations of the segment. Inter-segment sales during the three months ended June 30, 2021 and 2020 have been eliminated upon consolidation. For the three months ended June 30, 2021, Epsilon sold natural gas to 23 unique customers. The four customers over 10% comprised 15%, 14%, 13%, and 11% of total revenue. For the three months ended June 30, 2020, Epsilon sold natural gas to 17 unique customers. The three customers over 10% comprised 39%, 28%, and 13% of total revenue.
(2)	Capital expenditures for the Upstream segment consist primarily of the acquisition of properties, and the drilling and completing of wells while Gas Gathering consists of expenditures relating to the expansion and completion of the gathering and compression facility.
(3)	Segment reporting for net earnings for the period does not include non-monetary compensation, general and administrative expense, interest income, interest expense, both gains and (losses) on derivative contracts, or income tax amounts as they are managed on a group basis and are instead included in the corporate column for reconciliation purposes.

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

Epsilon has historically elected not to designate any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for these financial commodity derivative contracts using the mark-to-market accounting method. Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as gain on derivative contracts on the condensed consolidated statements of operations and comprehensive income. The related cash flow impact is reflected in cash flows from operating activities. During the three and six months ended June 30, 2021, Epsilon recognized losses on commodity derivative contracts of $1,827,334 and $1,361,993, respectively. This amount included cash paid on settlements of these contracts of $91,660 and $27,460, respectively. For the three and six months ended June 30, 2020, Epsilon recognized gains (losses) on commodity derivative contracts of ($85,348) and $1,635,669, respectively. This amount included cash received on settlements of these contracts of $1,031,828 and $2,377,769, respectively.

Commodity Derivative Contracts

Presented below is a summary of Epsilon’s natural gas price and basis swap contracts as of June 30, 2021.

					Fair Value
	Volume	Ceiling	Floor	Basis	June 30,
Derivative Type	(MMbtu)	Price	Price	Differential	2021
2021
Basis swap	305,000			$(1.10)	70,575
Two-way costless collar	1,835,000	$3.24	$2.78		(910,639)
2022
Two-way costless collar	900,000	$3.34	$2.80		(494,469)
					$(1,334,533)

As of June 30, 2021, all of the Company’s economic derivative hedge positions were with large financial institutions, which are not known to the Company to be in default on their derivative positions. The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties. None of the Company’s derivative instruments

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

contains credit-risk related contingent features. Derivatives are net on the balance sheet as they are subject to the right to offset the liabilities with the assets.

The following tables summarize the gross fair values of our derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on our condensed consolidated balance sheets as of the dates indicated below:

	Fair Value of Derivative Assets
	June 30,	December 31,
	2021	2020
Current
Basis swap	$70,575	$—
Two-way costless collar	117,647	—
	$188,222	$—

	Fair Value of Derivative Liabilities
	June 30,	December 31,
	2021	2020
Current
Basis swap	$—	$—
Two-way costless collar	(1,522,755)	—
	$(1,522,755)	$—

Net Fair Value of Derivatives	$(1,334,533)	$—

The following table presents the changes in the fair value of Epsilon’s commodity derivatives for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Fair value of asset (liability), beginning of the period	$401,141	$2,374,878	$—	$1,999,802
Gains (losses) on derivative contracts included in earnings	(1,827,334)	(85,348)	(1,361,993)	1,635,669
Settlement of commodity derivative contracts	91,660	(1,031,828)	27,460	(2,377,769)
Fair value of asset, end of the period	$(1,334,533)	$1,257,702	$(1,334,533)	$1,257,702

13. Asset Retirement Obligations

Asset retirement obligations were estimated by management based on Epsilon’s net ownership interest in all wells and the gathering system, estimated costs to reclaim and abandon such assets and the estimated timing of the costs to be incurred in future periods.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following tables summarize the changes in asset retirement obligations for the periods indicated:

	Six Months Ended	Year ended
	June 30,	December 31,
	2021	2020
Balance beginning of period	$3,150,243	$2,909,855
Liabilities from drilling of new wells	6,907	5,826
Wells plugged and abandoned	(31,945)	(850)
Change in estimates	(8,299)	32,668
Accretion	52,547	202,744
Balance end of period	$3,169,453	$3,150,243

14. Fair Value Measurements

The methodologies used to determine the fair value of our financial assets and liabilities at June 30, 2021 were the same as those used at December 31, 2020.

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

Commodity derivative instruments consist of two-way costless collar and basis swap contracts for natural gas. The Company’s derivative contracts are valued based on an income approach. The model considers various assumptions, such as quoted forward prices for commodities, time value and volatility factors. These assumptions are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace, and are therefore designated as Level 2 within the valuation hierarchy. The Company utilizes its counterparties’ valuations to assess the reasonableness of its own valuations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of trends and significant changes in or results of operations and the financial condition of Epsilon Energy Ltd. and its subsidiaries for the periods presented. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto presented in this report, including the unaudited condensed consolidated financial statements as of June 30, 2021 and 2020 and for the six months then ended together with accompanying notes, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Actual results and the timing of events may differ materially from those contained in these forward- looking statements due to a number of factors. See “Part II. Item 1A. Risk Factors” and “Forward-Looking Statements.”

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

Substantially all of the production from our Pennsylvania acreage (4,315 net) is dedicated to the Auburn Gas Gathering System, or the Auburn GGS, located in Susquehanna County, Pennsylvania for a 15 year term expiring in 2026 under an operating agreement whereby the Auburn GGS owners receive a fixed percentage rate of return on the total capital invested in the construction of the system. Epsilon owns a 35% interest in the system which is operated by a subsidiary of Williams Partners, LP. In the three and six months ended June 30, 2021, Epsilon paid $0.39 million and $0.77 million, respectively to the Auburn GGS to gather and treat our 2.5 Bcf and 4.9 Bcf, of natural gas production in Pennsylvania ($0.47 million and $0.89 million, respectively to the Auburn GGS to gather and treat our 2.8 Bcf and 5.5 Bcf, of natural gas in the three and six months ended June 30, 2020).

Epsilon realized net income (loss) of ($0.49) million and $2.3 million, respectively for the three and six months ended June 30, 2021, as compared to net loss of $0.57 million and $0.26 million, respectively for the three and six months ended June 30, 2020.

Our common shares trade on the NASDAQ Global Market under the ticker symbol “EPSN.”

Business Strategy

Our business strategy is to manage the cash flow generated from our producing leasehold and midstream assets in a manner where the risked capital allocation provides attractive rates of return. Our remaining inventory of drillable locations within existing leasehold is sufficient to maintain this cash flow for several years at capital expenditure levels well within the yearly cash flow generated from these assets. In addition, we seek to identify attractive onshore natural gas and oil properties in the United States, to acquire leasehold interests and to develop our leasehold interests with the goal of deploying capital to earn attractive rates of return.

The core Marcellus Shale is one of the most attractive dry gas resources in the United States and has attracted significant development capital. Well productivity has improved dramatically for many years due to improving techniques in drilling and completing wells, resulting in increasing initial production rates and gas recoveries. The resulting supply of natural gas at times stresses the transportation infrastructure of the Northeast US and exacerbates the local price discount to Henry Hub. In many other basins throughout the US, the increase in natural gas production had historically outpaced demand. Over the past couple of years, this over supply condition has become more balanced and demand growth from increased LNG exports and pipeline exports to Mexico have provided attractive markets improving the prices for natural gas.

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

The major producers in the Appalachian region are under pressure from capital markets to demonstrate capital discipline and control costs. Several major producers have announced capital programs to balance the supply-demand for the commodity. Accordingly, we expect local production during 2021 to be flat compared to 2020. We cannot, however, predict the beginning of and duration of a global recession and its impact on oil and gas demand and commodity prices. Our target is to maintain our current production level or grow modestly, but only if natural gas price levels are sufficient and the capital deployed can achieve our internal hurdle rate of return.

In the longer term, we believe natural gas prices will become more constructive due to moderating supply from both dry gas regions and associated gas from oil prone basins, and incremental demand from LNG exports, exports to Mexico and further coal to gas switching for domestic electrical power generation. Specifically, LNG export capacity is expected to grow from the current ~ 10.5 Bcf/d to 17 Bcf/d by 2024 based only on facilities currently commissioning or under construction.

In the Northwest STACK, the Company continues to evaluate current completion practices and well performance to determine when capital allocation is appropriate due to the increase in prices for oil, natural gas liquids and natural gas. The leases are held by production which provides a long-term right to develop these assets when prospective rates of return are attractive.

Three and six months ended June 30, 2021 Highlights

Operational Highlights

Marcellus Shale – Pennsylvania

● During the three months ended June 30, 2021, Epsilon’s realized natural gas price was $1.95 per Mcf, a 44% increase over the three months ended June 30, 2020. During the six months ended June 30, 2021, Epsilon’s realized natural gas price was $2.25 per Mcf, a 60% increase over the six months ended June 30, 2020.

● During the three months ended June 30, 2021, Epsilon’s natural gas production was 2.5 Bcf, as compared to 2.8 Bcf during the same period in 2020. During the six months ended June 30, 2021, Epsilon’s natural gas production was 4.9 Bcf, as compared to 5.5 Bcf during the same period in 2020.

● Marcellus working interest (WI) gas averaged 31.7 MMcf/d and 31.3 MMcf/d for the three and six months ended June 30, 2021.

● Gathered and delivered 15 Bcf gross (5.3 net to Epsilon’s interest) during the three months ended June 30, 2021 through the Auburn GG which represents approximately 75% of maximum throughput as currently configured. Gathering volumes decreased 4% for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. The decrease is attributable to reduced Anchor Shipper volume due to natural well decline almost partially offset by increased crossflow volumes from an adjacent system.

Anadarko, NW Stack Trend – Oklahoma

● During the three months ended June 30, 2021, Epsilon’s realized price for all Oklahoma production was $5.77 per Mcfe, a 128% increase over the three months ended June 30, 2020. During the six months ended June 30, 2021, Epsilon’s realized price for all Oklahoma production was $4.55 per Mcfe, a 74% increase over the six months ended June 30, 2020.

● Total production for the three months ended June 30, 2021 included natural gas, oil, and other liquids and was 0.06 Bcfe, a 42.1% decrease over the same period in 2020. Total production for the six months ended June 30, 2021 included natural gas, oil, and other liquids and was 0.13 Bcfe, a 23.8% decrease over the same period in 2020.

●	Subsequent recent events include the completion of a previously drilled one mile lateral where the company has a 50% WI.

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

The table below sets forth a reconciliation of net income to Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020, which is the most directly comparable measure of financial performance calculated under U.S. GAAP and should be reviewed carefully.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income	$(485,025)	$(566,034)	$2,250,542	$(255,735)
Add Back:
Net interest expense	13,441	15,276	32,701	21,753
Income tax expense	(165,751)	(177,452)	978,822	147,829
Depreciation, depletion, amortization, and accretion	1,646,094	2,577,770	3,328,954	4,992,146
Impairment expense	—	—	—	1,760,000
Stock based compensation expense	236,041	172,052	438,540	345,971
Gain on derivative contracts net of cash received or paid on settlement	1,735,674	1,117,176	1,334,533	742,100
Foreign currency translation loss	279	3	610	2,228
Adjusted EBITDA	$2,980,753	$3,138,791	$8,364,702	$7,756,292

Results of Operations

Net Operating Revenues

For the six months ended June 30, 2021 revenues increased $2.8 million, or 22%, to $15.5 million from $12.7 million during the same period of 2020. For the three months ended June 30, 2021 revenues increased $0.8 million to $7.1 million from $6.3 million during the same period of 2020 due primarily to increased prices.

Revenue and volume statistics for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
Natural gas revenue	$5,106,922	$3,876,340	$11,439,021	$7,896,104
Volume (MMcf)	2,548	2,858	5,014	5,585
Avg. Price ($/Mcf)	$2.00	$1.36	$2.28	$1.41
PA Exit Rate (MMcfpd)	33.7	45.5	33.7	45.5
Oil and other liquids revenue	$131,832	$138,707	$238,888	$230,087
Volume (MBO)	3.2	4.8	6.9	7.9
Avg. Price ($/Bbl)	$41.68	$29.10	$34.58	$29.15
Gathering system revenue	$1,851,095	$2,263,740	$3,853,252	$4,580,442
Total Revenues	$7,089,849	$6,278,787	$15,531,161	$12,706,633

We earn gathering system revenue as a 35% owner of the Auburn Gas Gathering system. This revenue consists of fees paid by Anchor Shippers (parties listed in Anchor Shipper Gas Gathering Agreement for Northern Pennsylvania, including Epsilon Midstream, LLC) and third-party customers of the system to transport gas from the wellhead to the compression facility, and then to the delivery meter at the Tennessee Gas Pipeline. For the six months ended June 30, 2021, approximately 81% of the Auburn GGS revenues earned were gathering fees, while 19% were compression fees. Gathering revenues from third-party customers represented approximately 6.2% of total gathering revenues and third-party compression revenues represented 2.8% of total compression revenues. For the three months ended June 30, 2021, approximately 81% of the Auburn GGS revenues earned were gathering fees, while 19% were compression fees. Gathering revenues from third-party customers represented approximately 4.7% of total gathering revenues and third-party compression revenues represented 2.2% of total compression revenues. For the six months ended June 30, 2020 approximately 87% of the Auburn GGS revenues earned were gathering fees, while 13% were compression fees. Gathering revenues from third-party customers represented approximately 6% of revenues and third-party compression revenues represented 2% of revenues. For the three months ended June 30, 2020, approximately 87% of the Auburn GGS revenues earned were gathering fees, while 13% were compression fees. Gathering revenues from third-party customers represented approximately 0.7% of revenues and third-party compression revenues represented 0.3% of revenues. Revenues derived from Epsilon’s production which have been eliminated from gathering system revenues amounted to $0.39 million and $0.77 million for the three and six months ended June 30, 2021, respectively and $0.47 million and $0.89 million for the three and six months ended June 30, 2020, respectively.

Upstream natural gas revenue for the six months ended June 30, 2021 increased by $3.5 million, or 45%, over the same period in 2020. This was primarily a result of higher natural gas prices; however, this was partially offset by lower volumes being produced due to natural decline of the wells. Upstream natural gas revenue for the three months ended June 30, 2021 increased by $1.2 million, or 32%, over the same period in 2020. This was also primarily a result of higher natural gas prices partially offset by lower volumes being produced due to natural decline of the wells.

The Company’s share of gathering system revenue decreased by $0.4 million and $0.7 million during the three and six months ended June 30, 2021, decreasing by 18% and 16%, respectively, over the same period in 2020. The Auburn GGS is subject to a cost of service model, whereby the Anchor Shippers dedicate acreage and reserves to the Auburn GGS. In exchange for this dedication, the owners of the Auburn system agree to a fixed rate of return on capital invested which cannot be exceeded. Therefore, rather than being subject to a fixed gathering rate, the Shippers are subject to a fluctuating gathering rate which is redetermined annually in order to produce the contractual return on capital to the Auburn GGS owners. The term of the model is fixed from 2012 to 2026. Each year, actual throughput, revenue, operating expenses and capital are captured in the model, and the remaining years are forecasted. The model then resolves a gathering rate that yields the contractual rate of return. All else being equal, to the extent that throughput is higher or capital is lower than the preceding year’s forecast, the gathering rate will decline.

Operating Costs

The following table presents total cost and cost per unit of production (Mcfe), including ad valorem, severance, and production taxes for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Lease operating costs	$1,784,138	$2,034,120	$3,378,327	$4,081,887
Gathering system operating costs	173,547	79,702	364,494	177,480
	$1,957,685	$2,113,822	$3,742,821	$4,259,367

Upstream operating costs—Total $/Mcfe	0.69	0.69	0.67	0.72
Gathering system operating costs $ / Mcf	0.10	0.03	0.10	0.03

Upstream operating costs consist of lease operating expenses necessary to extract natural gas and oil, including gathering and treating the natural gas and oil to ready it for sale.

Upstream operating costs for the six months ended June 30, 2021 decreased $0.7 million, or 17.2%, over the same period in 2020. Upstream operating costs for the three months ended June 30, 2021 decreased $0.25 million, or 12.3%, over the same period in 2020. The decrease in total cost was primarily due to a reduction in the annual assessment of the PA impact fee (an assessment of an annual fee by the State of PA to mitigate the impacts of the activities associated with unconventional gas wells on the communities in which the wells are located), a reduction in discretionary maintenance spending by the operator, and the decrease in volumes produced.

Gathering system operating costs consist primarily of rental payments for the natural gas fueled compression units. Other significant gathering system operating costs include chemicals (to prevent corrosion and to reduce water vapor in the gas stream), saltwater disposal, measurement equipment / calibration and general project management.

The gathering system total per unit operating costs reported include the effects of elimination entries to remove the gas gathering fees billed by the gas gathering system operator to Epsilon’s upstream operations, and the volume associated with those fees. The elimination entries amounted to $0.77 million and $0.89 million for the six months ended June 30, 2021 and 2020, respectively, and $0.39 million and $0.47 million for the three months ended June 30, 2021 and 2020 (see Note 11, ‘‘Operating Segments,’’ of the Notes to Unaudited Condensed Consolidated Financial Statements).

Gathering system costs (net of intercompany elimination) for the six months ended June 30, 2021 increased $0.19 million, or 105%, over the same period in 2020. Gathering system costs (net of intercompany elimination) for the three months ended June 30, 2021 increased $0.09 million, or 118%, over the same period in 2020.

The Company’s share of total gathering system costs increased $0.06 million, or 6%, for the six months ended June 30, 2021 over 2020. The Company’s share of total gathering system costs stayed constant for the three months ended June 30, 2021 over 2020. The decreased production from Epsilon resulting in a decrease in the elimination entry costs subtracted from the consolidated operating statements resulted in a larger increase in gathering system operating costs reported. These higher reported costs along with decreased throughput in the gathering system resulted in a higher cost per Mcf.

Depletion, Depreciation, Amortization and Accretion (“DD&A”)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Depletion, depreciation, amortization and accretion	$1,646,094	$2,577,770	$3,328,954	$4,992,146

Natural gas and oil and gathering system assets are depleted and depreciated using the units of production method aggregating properties on a field basis. For leasehold acquisition costs and the cost to acquire proved and unproved properties, the reserve base used to calculate depreciation and depletion is total proved reserves. At this time, the Company has only minimal leasehold acquisition costs, and only in Oklahoma. For natural gas and oil development and gathering system costs, the reserve base used to calculate depletion and depreciation is proved developed reserves. A reserve report is prepared as of December 31, each year. The depletion for the first three quarters of the next year is normally based on the reserve report prepared at the end of the previous year, taking into consideration the limited development of the reserves over these time periods. The fourth quarter depletion is calculated using the reserve volumes from the reserve report prepared as of December 31 of the current year. However, for the three months ended March 31, 2020 and the three months ended June 30, 2020, due to the historically low commodity prices, the December 31, 2019 reserves report volumes were updated based on relevant prices and the depletion and depreciation were calculated using the lower volumes that resulted from the economics of the properties.

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

DD&A expense decreased $1.7 million, or 33% for the six months ended June 30, 2021 compared to the same period in 2020. DD&A expense decreased $0.93 million, or 36% for the three months ended June 30, 2021 compared to the same period in 2020.  This was mainly due to the increase in reserves reported and the decrease in production volumes. The lower volumes spread over the increased reserves resulted in lower DD&A. Also minimally affecting the decrease was the impairment of the Oklahoma assets.

Impairment

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Impairment	$—	$—	$—	$1,760,000

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

During the three months ended March 31, 2020, the Company recognized certain indicators of impairments specific to our Oklahoma assets and determined that carrying value of those assets was not recoverable based on the current indicators. As a result of this assessment, a $1.76 million impairment was recorded on the Company’s Oklahoma assets during the three months ended March 31, 2020. No impairment was required during the three months ended June 30, 2021 or June 30, 2020.

General and Administrative

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
General and administrative	$2,284,341	$1,408,781	$3,814,001	$2,590,813

G&A expenses consist of general corporate expenses such as compensation, legal, accounting and professional fees, consulting services, travel and other related corporate costs such as stock options and restricted stock granted and the related non-cash compensation.

G&A expenses for the six months ended June 30, 2021 and 2020 increased $1.2 million or 47%. G&A expenses for the three months ended June 30, 2021 and 2020 increased $0.88 million or 62%. This was mainly due to the increased legal fees related to the complaint filed against Chesapeake, the addition of the salary and benefits for the CEO and increased stock-based compensation resulting from the 2020 stock grants.

Interest Expense

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Interest expense	$22,345	$28,317	$49,418	$56,323

Interest expense relates to the commitment fees paid on the revolving line of credit.

Interest expense for the six months ended June 30, 2021 and 2020 decreased $0.07 million, or 12%, and decreased $0.06 million, or 21%, for the three months ended June 30, 2021 and 2020.  The decrease is due to the reduction in our line of credit by $5 million during this time.

Gain (Loss) on Derivative Contracts

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Gain (loss) on derivative contracts	$(1,827,334)	$(85,348)	$(1,361,993)	$1,635,669

For the three and six months ended June 30, 2021 and 2020, Epsilon entered into NYMEX Henry Hub Natural Gas Futures swap, Dominion basis swap, and two-way costless collar derivative contracts for the purpose of hedging its physical natural gas sales revenue. During the three and six months ended June 30, 2021 we paid net cash settlements of $91,660 and $27,460, respectively. For the three and six months ended June 30, 2020, Epsilon received $1,031,828 and $2,377,769, respectively, on the settlement of contracts.

For the three and six months ended June 30, 2021, unrealized losses on derivative contracts increased primarily due to the rally in NYMEX Henry Hub Natural Gas Futures resulting in an increased liability for the short call portion of the two-way costless collar position. These increases in unrealized losses were partially offset by unrealized gains on Dominion basis swap contracts. As of June 30, 2021, the Company had no derivative contracts beyond March 31, 2022.

Other Income (Expense)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Interest income and other income (expense)	$8,625	$13,038	$18,380	$32,343

For the three and six months ended June 30, 2021 and 2020, other income consisted primarily of interest income.

Interest income decreased for the three and six months ended June 30, 2021 due to lower interest rates.

Capital Resources and Liquidity

Cash Flow

The primary source of cash for Epsilon during the three and six months ended June 30, 2021 was funds generated from operations. For the three and six months ended June 30, 2020, the primary source of funds was from operations in addition to cash received on the settlement of derivative contracts. In addition to operations, the primary uses of cash for the three and six months ended June 30, 2021 and 2020 were development of natural gas properties and the repurchase of shares of common stock.

At June 30, 2021, we had a working capital surplus of $16 million, an increase of $2.7 million over the $13.3 million surplus at December 31, 2020. The surplus increased from December 31, 2020 due mainly to the cash that is continually being generated by operations. The Company anticipates its current cash balance, cash flows from operations, and available sources of liquidity to be sufficient to meet its cash requirements.

Three and six months ended June 30, 2021 compared to 2020

During the six months ended June 30, 2021, $8 million was provided by the Company’s operating activities, compared to $8.3 million provided during the same period in 2020, a $0.3 million, and 3% decrease. The decrease was mainly due to decreased cash received on commodity contracts as a result of an increase in prices, which created a realized loss on the hedges as they matured. During the three months ended June 30, 2021, $2.4 million was provided by the Company’s operating activities, compared to $3.1 million provided during the same period in 2020, a $0.7 million, and 22% decrease. The decrease was mainly due to decreased cash received from derivative contracts as prices have increased as noted above.

The Company used $1.2 million and $1.7 million of cash for investing activities during the three and six months ended June 30, 2021, respectively. This was spent primarily on leasehold and development costs targeting increasing production in Pennsylvania. The Company used $1.8 million and $4.1 million of cash for investing activities during the three and six months ended June 30, 2020, respectively. This was spent primarily on leasehold and development costs targeting increasing production in Pennsylvania.

The $0.6 million and $1.1 million for the three and six months ended June 30, 2021, and the $0.4 million and $1.9 million for the three and six months ended June 30, 2020, of cash used for financing activity was related to the repurchase of common shares of the Company.

Credit Agreement

In addition, the Company has a senior secured credit facility which includes a total commitment of up to $100 million. The current effective borrowing base is $14 million, which is subject to semi-annual redetermination. There are currently no borrowings under the facility. If Epsilon decided to access the facility, depending on the level of borrowing, the Company might need to increase its hedging activity. Borrowings from the Facility may be used for the acquisition and development of oil and gas properties, investments in cash flow generating assets complimentary to the production of oil and gas, and for letters of credit and other general corporate purposes. Upon each advance, interest is charged at the highest of a) rate of LIBOR plus an applicable margin (3.25%-4.25% based on the percent of the line of credit utilized) with the minimum being 0.25%, b) the Prime Rate, or c) the sum of the Federal Funds Rate plus 0.5%.

Effective April 6, 2021 the agreement was amended to extend the maturity date to March 1, 2024. In addition, the agreement was amended to include a Benchmark Replacement definition and transition plan to be used at such time when the LIBOR rate is discontinued.

On June 28, 2021 the borrowing base was decreased from $18 million to $14 million. This adjusted base will remain in effect until November 1, 2021, which is the date of the next periodic redetermination of the borrowing base.

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

Epsilon was in compliance with the financial covenants of the agreement as of June 30, 2021 and expect to be in compliance for the next 12 months. We expect to remain in compliance as we currently have no borrowings under the facility and funded all operations for 2020 and all operations through June 30, 2021 out of operating cash flow and cash on hand and expect to continue to do so through 2021.

	Balance at	Balance at
	June 30,	December 31,	Borrowing Base	Interest
	2021	2020	June 30, 2021	Rate
Revolving line of credit	$—	$—	$14,000,000	3 mo. LIBOR + 3.25%

Available borrowing capacity under the credit agreement decreased from $23 million to $18 million on April 6, 2021, and further decreased to $14 million on June 28, 2021.

Repurchase Transactions

Commencing on January 1, 2021, Epsilon has conducted a normal course issuer bid (“NCIB”) to repurchase our issued and outstanding common shares, when doing so has been accretive to management's estimates of intrinsic value per share. The NCIB continues through December 31, 2021. Since the commencement of the NCIB on January 1, 2021, Epsilon has strengthened its financial position and overhead costs. With sufficient cash flow from operations, it used discretionary cash to fund these repurchases. Since January 1, 2021, Epsilon has repurchased 264,215 common shares of the authorized 1,193,000 purchase amount. During the six months ended June 30, 2021, the Company spent $1,061,468 under the NCIB.

Commencing on May 20, 2019, Epsilon conducted a normal course issuer bid (“NCIB”) to repurchase our issued and outstanding common shares. The NCIB ended on May 19, 2020. Epsilon was authorized to purchase 1,367,762 shares. During the six months ended June 30, 2020, the Company spent $1,927,198 under the NCIB to purchase 657,314 common shares.

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

At June 30, 2021, Epsilon’s outstanding natural gas commodity swap contracts consisted of the following:

	Volume	Ceiling	Floor	Basis	Fair Value of Asset
Derivative Type	(MMbtu)	Differential	Price	Differential	June 30, 2021
2021
Basis swap	305,000	$—	$—	$(1.10)	70,575
Two-way costless collar	1,835,000	$3.24	$2.78	$—	(910,639)
2022
Two-way costless collar	900,000	$3.34	$2.80	$—	(494,469)
	3,040,000				$(1,334,533)

Contractual Obligations

The following table summarizes Epsilon’s contractual obligations at June 30, 2021:

	Payments Due by Period
		Less than	1 – 3	Greater than
	Total	1 Year	Years	3 Years
Derivative liabilities(1)	$1,522,755	$1,522,755	$—	$—
Asset retirement obligations, undiscounted	8,609,920	108,549	—	8,501,371
Capital expenditure commitments	117,931	117,931	—	—
Operating leases	194,967	52,157	142,810	—
Total future commitments	$10,445,573	$1,801,392	$142,810	$8,501,371

________________________

(1)	The liability balance shown represents the gross mark-to-market liability balance of derivative contracts before being offset by contracts in an asset position.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, the Company had no off-balance sheet arrangements.

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

At June 30, 2021 and 2020, the outstanding principal balance under the credit agreement was nil.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of June 30, 2021 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Epsilon requested a preliminary injunction but was unsuccessful in obtaining that injunction.  Epsilon filed a motion to amend its original Complaint.  Chesapeake opposed.  The Court ruled in Epsilon’s favor and allowed Epsilon’s amendment. Chesapeake moved to dismiss the amended Complaint.  Epsilon is opposing the motion to dismiss.  The Court also entered an Order allowing for early dispositive motions that may end the litigation prior to discovery.  Briefing will be complete late fall 2021.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by Epsilon Energy Ltd.

The following table contains information about our acquisition of equity securities during the six months ended June 30, 2021:

			Maximum number
			of shares that
			may yet be
	Total number	Average price	purchased under
	of shares	paid per	the plans or
	purchased	share	programs
Beginning of normal-course issuer bid, January 1, 2021			1,193,000
January 2021 (1)	—	$—
February 2021 (1)	62,400	$4.07
March 2021 (1)	60,800	$3.92
April 2021 (1)	63,315	$3.89
May 2021 (1)	63,900	$4.02
June 2021 (1)	13,800	$4.77
Total as of June 30, 2021	264,215	$4.02	928,785
(1)	Commencing on January 1, 2021, the Company entered into a share repurchase program on the NASDAQ conducted in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934. The Company is authorized to repurchase up to 1,193,000 of its outstanding common shares, representing 5% of the outstanding common shares of Epsilon as of January 1, 2021. The program will end on December 31, 2021 unless the maximum number of common shares is purchased before then or Epsilon provides earlier notice of termination. Repurchases were made at management’s discretion from time to time through the facilities of the NASDAQ Global Market. The price paid for the common shares was, subject to applicable securities laws, the prevailing market price of such common shares on the NASDAQ Global Market at the time of such purchase.

The Company funded the purchase out of available cash and did not incur debt to fund the share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. —EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Sarbanes-Oxley Section 302 certification of Principal Executive Officer.

31.2	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.

32.1	Sarbanes-Oxley Section 906 certification of Principal Executive Officer.

32.2	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Schema Document.

101.CAL	Inline XBRL Calculation Linkbase Document.

101.DEF	Inline XBRL Definition Linkbase Document.

101.LAB	Inline XBRL Labels Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Epsilon Energy Ltd.
(Registrant)

Date: August 12, 2021	By:	/s/ B. Lane Bond
B. Lane Bond
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)