Form 10-Q
period 2021-09-30
Epsilon Energy Ltd.
filed 2021-11-12
CIK 1726126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes ☐ No ⌧

As of November 10, 2021, there were 23,497,268 Common Shares outstanding.

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

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$20,592,298	$13,270,913
Accounts receivable	7,475,807	3,917,288
Prepaid income taxes	—	89,285
Other current assets	596,789	500,583
Total current assets	28,664,894	17,778,069
Non-current assets
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	137,330,623	133,902,723
Unproved properties	21,627,561	21,552,063
Accumulated depletion, depreciation, amortization and impairment	(102,221,255)	(98,200,111)
Total oil and gas properties, net	56,736,929	57,254,675
Gathering system	42,418,669	42,202,644
Accumulated depletion, depreciation, amortization and impairment	(33,151,698)	(32,101,624)
Total gathering system, net	9,266,971	10,101,020
Land	637,764	637,764
Buildings and other property and equipment, net	317,886	338,419
Total property and equipment, net	66,959,550	68,331,878
Other assets:
Restricted cash	567,734	565,858
Prepaid drilling costs	—	379
Total non-current assets	67,527,284	68,898,115
Total assets	$96,192,178	$86,676,184

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable trade	$3,176,007	$1,195,479
Gathering fees payable	1,622,642	909,768
Royalties payable	1,797,519	1,155,698
Income taxes payable	1,016,153	—
Accrued capital expenditures	37,650	139,766
Other accrued liabilities	940,462	1,002,935
Fair value of derivatives	3,928,421	—
Asset retirement obligations	109,671	106,734
Total current liabilities	12,628,525	4,510,380
Non-current liabilities
Asset retirement obligations	3,085,605	3,043,509
Deferred income taxes	9,451,246	10,102,852
Total non-current liabilities	12,536,851	13,146,361
Total liabilities	25,165,376	17,656,741
Commitments and contingencies (Note 9)
Shareholders' equity
Common shares, no par value, unlimited shares authorized and 24,006,633 issued and 23,481,018 outstanding at September 30, 2021, and 23,985,799 shares issued and outstanding at December 31, 2020.	131,730,401	131,730,401
Treasury shares, 525,615 at September 30, 2021	(2,377,181)	—
Additional paid-in capital	8,617,908	7,879,119
Accumulated deficit	(76,763,716)	(80,410,724)
Accumulated other comprehensive income	9,819,390	9,820,647
Total shareholders' equity	71,026,802	69,019,443
Total liabilities and shareholders' equity	$96,192,178	$86,676,184

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues from contracts with customers:
Gas, oil, NGLs and condensate revenue	$11,062,443	$3,590,706	$22,740,352	$11,716,897
Gas gathering and compression revenue	2,038,616	2,219,905	5,891,868	6,800,347
Total revenue	13,101,059	5,810,611	28,632,220	18,517,244

Operating costs and expenses:
Lease operating expenses	2,240,259	2,147,795	5,618,585	6,229,682
Gathering system operating expenses	138,887	43,711	503,381	221,191
Development geological and geophysical expenses	11,583	2,693	34,573	7,595
Depletion, depreciation, amortization, and accretion	1,846,911	2,769,193	5,175,865	7,761,339
Impairment of proved properties	—	—	—	1,760,000
Bad debt expense	—	—	—	819,000
General and administrative expenses:
Stock based compensation expense	300,249	239,134	738,789	585,105
Other general and administrative expenses	1,461,703	1,330,604	4,837,164	3,575,445
Total operating costs and expenses	5,999,592	6,533,130	16,908,357	20,959,357
Operating income (loss)	7,101,467	(722,519)	11,723,863	(2,442,113)

Other income (expense):
Interest income	11,070	4,724	27,786	39,294
Interest expense	(16,962)	(28,629)	(66,380)	(84,952)
(Loss) gain on derivative contracts	(5,055,130)	419,879	(6,417,123)	2,055,548
Other (expense) income	(907)	—	756	(2,228)
Other (expense) income, net	(5,061,929)	395,974	(6,454,961)	2,007,662

Net income (loss) before income tax expense	2,039,538	(326,545)	5,268,902	(434,451)
Income tax expense (benefit)	643,072	(33,762)	1,621,894	114,067
NET INCOME (LOSS)	$1,396,466	$(292,783)	$3,647,008	$(548,518)
Currency translation adjustments	(15)	2,273	(1,257)	8,291
NET COMPREHENSIVE INCOME (LOSS)	$1,396,451	$(290,510)	$3,645,751	$(540,227)

Net income (loss) per share, basic	$0.06	$(0.01)	$0.15	$(0.02)
Net income (loss) per share, diluted	$0.06	$(0.01)	$0.15	$(0.02)
Weighted average number of shares outstanding, basic	23,564,288	23,955,619	23,757,895	25,550,194
Weighted average number of shares outstanding, diluted	23,772,943	23,955,619	23,871,495	25,550,194

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

						Accumulated
						Other		Total
	Common Shares Issued		Treasury Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	paid-in Capital	Income	Deficit	Equity
Balance at January 1, 2021	23,985,799	$131,730,401	—	$—	$7,879,119	$9,820,647	$(80,410,724)	$69,019,443
Net income	—	—	—	—	—	—	2,735,567	2,735,567
Stock-based compensation expenses	—	—	—	—	202,499	—	—	202,499
Buyback of common shares	—	—	(123,200)	(492,479)	—	—	—	(492,479)
Other comprehensive income	—	—	—	—	—	242	—	242
Balance at March 31, 2021	23,985,799	$131,730,401	(123,200)	$(492,479)	$8,081,618	$9,820,889	$(77,675,157)	$71,465,272
Net loss	—	—	—	—	—	—	(485,025)	(485,025)
Stock-based compensation expenses	—	—	—	—	236,041	—	—	236,041
Buyback of common shares	—	—	(141,015)	(568,989)	—	—	—	(568,989)
Other comprehensive loss	—	—	—	—	—	(1,484)	—	(1,484)
Balance at June 30, 2021	23,985,799	$131,730,401	(264,215)	$(1,061,468)	$8,317,659	$9,819,405	$(78,160,182)	$70,645,815
Net income	—	—	—	—	—	—	1,396,466	1,396,466
Stock-based compensation expenses	—	—	—	—	300,249	—	—	300,249
Buyback of common shares	—	—	(261,400)	(1,315,713)	—	—	—	(1,315,713)
Vesting of shares of restricted stock	20,834	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(15)	—	(15)
Balance at September 30, 2021	24,006,633	$131,730,401	(525,615)	$(2,377,181)	$8,617,908	$9,819,390	$(76,763,716)	$71,026,802

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

						Accumulated
						Other		Total
	Common Shares Issued		Treasury Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	paid-in Capital	Income	Deficit	Equity
Balance at January 1, 2020	26,790,985	$140,808,923	—	$—	$7,029,488	$9,810,478	$(81,285,895)	$76,362,994
Net income	—	—	—	—	—	—	310,299	310,299
Stock-based compensation expenses	—	—	—	—	173,919	—	—	173,919
Buyback of common shares	—	—	(488,029)	(1,499,586)	—	—	—	(1,499,586)
Other comprehensive loss	—	—	—	—	—	(114)	—	(114)
Balance at March 31, 2020	26,790,985	$140,808,923	(488,029)	$(1,499,586)	$7,203,407	$9,810,364	$(80,975,596)	$75,347,512
Net loss	—	—	—	—	—	—	(566,034)	(566,034)
Stock-based compensation expenses	—	—	—	—	172,052	—	—	172,052
Buyback of common shares	—	—	(169,285)	(427,612)	—	—	—	(427,612)
Other comprehensive income	—	—	—	—	—	6,132	—	6,132
Balance at June 30, 2020	26,790,985	$140,808,923	(657,314)	$(1,927,198)	$7,375,459	$9,816,496	$(81,541,630)	$74,532,050
Net loss	—	—	—	—	—	—	(292,783)	(292,783)
Stock-based compensation expenses	—	—	—	—	239,134	—	—	239,134
Retirement of treasury shares	(657,314)	(1,927,198)	657,314	1,927,198	—	—	—	—
Shares retired through tender offer	(2,337,034)	(7,151,324)	—	—	—	—	—	(7,151,324)
Vesting of shares of restricted stock	20,833	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	2,273	—	2,273
Balance at September 30, 2020	23,817,470	$131,730,401	—	$—	$7,614,593	$9,818,769	$(81,834,413)	$67,329,350

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$3,647,008	$(548,518)
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	5,175,865	7,761,339
Impairment of proved properties	—	1,760,000
Loss (gain) on derivative contracts	6,417,123	(2,055,548)
Bad debt expense	—	819,000
Settlement of derivative contracts	(2,488,702)	4,035,092
Stock-based compensation expense	738,789	585,105
Deferred income tax benefit	(651,606)	(200,418)
Changes in assets and liabilities:
Accounts receivable	(3,558,519)	(174,119)
Prepaid income taxes and other current assets	(6,920)	(527,694)
Accounts payable, royalties payable and other accrued liabilities	3,237,559	639,224
Income taxes payable	1,016,153	—
Net cash provided by operating activities	13,526,750	12,093,463
Cash flows from investing activities:
Additions to unproved oil and gas properties	(140,498)	(401,034)
Additions to proved oil and gas properties	(3,479,386)	(4,238,580)
Additions to gathering system properties	(199,801)	(436,111)
Additions to land, buildings and property and equipment	(5,745)	(415,674)
Prepaid drilling costs	379	(217)
Net cash used in investing activities	(3,825,051)	(5,491,616)
Cash flows from financing activities:
Buyback of common shares	(2,377,181)	(9,078,522)
Net cash used in financing activities	(2,377,181)	(9,078,522)
Effect of currency rates on cash, cash equivalents and restricted cash	(1,257)	8,291
Increase in cash, cash equivalents and restricted cash	7,323,261	(2,468,384)
Cash, cash equivalents and restricted cash, beginning of period	13,836,771	14,613,711
Cash, cash equivalents and restricted cash, end of period	$21,160,032	$12,145,327

Supplemental cash flow disclosures:
Income taxes paid	$1,164,025	$760,000
Interest paid	$78,980	$84,952

Non-cash investing activities:
Change in unproved properties accrued in accounts payable and accrued liabilities	$(65,000)	$—
Change in proved properties accrued in accounts payable and accrued liabilities	$(18,150)	$(1,926,910)
Change in gathering system accrued in accounts payable and accrued liabilities	$16,225	$30,906
Asset retirement obligation asset additions and adjustments	$(33,336)	$7,487

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

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts in the Consolidated Statements of Cash Flows as of September 30, 2021 and 2020:

	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$20,592,298	$13,270,913
Restricted cash included in other assets	567,734	565,858
Cash, cash equivalents and restricted cash in the statement of cash flows	$21,160,032	$13,836,771

4.  Property and Equipment

The following table summarizes the Company’s property and equipment as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	$137,330,623	$133,902,723
Unproved properties	21,627,561	21,552,063
Accumulated depletion, depreciation, amortization and impairment	(102,221,255)	(98,200,111)
Total oil and gas properties, net	56,736,929	57,254,675
Gathering system	42,418,669	42,202,644
Accumulated depletion, depreciation, amortization and impairment	(33,151,698)	(32,101,624)
Total gathering system, net	9,266,971	10,101,020
Land	637,764	637,764
Buildings and other property and equipment, net	317,886	338,419
Total property and equipment, net	$66,959,550	$68,331,878

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

During the three and nine months ended September 30, 2021, no impairment was required. During the three months ended March 31, 2020, Epsilon recognized certain indicators of impairments specific to our Oklahoma assets related to historically low oil and NGL prices and determined that the carrying value of those assets was not recoverable. As a result of this assessment, a $1.76 million impairment was recorded on the Company’s Oklahoma assets during the three months ended March 31, 2020. No further impairment was required through September 30, 2020.

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

On June 28, 2021 the borrowing base was decreased from $18 million to $14 million. This adjusted base will remain in effect until the next periodic redetermination of the borrowing base.

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

The Company was in compliance with the financial covenants of the Credit Facility as of September 30, 2021 and expects to be in compliance with the financial covenants for the next 12 months.

A commitment fee of 0.50% is assessed quarterly on the daily average unused borrowing base on the Credit Facility.

	Balance at	Balance at
	September 30,	December 31,	Current	Interest Rate
	2021	2020	Borrowing Base	3 mo.
Revolving line of credit	$—	$—	$14,000,000	LIBOR + 3.25% (1)
(1)	At September 30, 2021, the weighted average interest rate was 3.50%.

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

The following table contains activity relating to our acquisition of equity securities during the nine months ended September 30, 2021:

			Maximum number
			of shares that
			may yet be
	Total number	Average price	purchased under
	of shares	paid per	the plans or
	purchased	share	programs
Beginning of normal-course issuer bid, January 1, 2021			1,193,000
January 2021 (1)	—	$—
February 2021 (1)	62,400	$4.07
March 2021 (1)	60,800	$3.92
April 2021 (1)	63,315	$3.89
May 2021 (1)	63,900	$4.02
June 2021 (1)	13,800	$4.77
July 2021 (1)	134,200	$5.09
August 2021 (1)	127,200	$4.97
September 2021 (1)	—	$—
Total as of September 30, 2021	525,615	$4.52	667,385
(1)	Epsilon repurchased these shares under its share repurchase program that commenced on January 1, 2021, as described above.

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

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Restricted and Performance Stock Units

For the nine months ended September 30, 2021, 48,000 common shares of Restricted Stock with a weighted average market price at the grant date of $5.04 were awarded to the Company’s board of directors. For the year ended December 31, 2020, 111,900 common shares of Restricted Stock with a weighted average market price at the grant date of $3.71 were awarded to the Company’s officers, employees, and board of directors. These shares vest over a three-year period, with one-third of the shares being issued per period on the anniversary of the award resolution. The vesting of the shares is contingent on the individuals’ continued employment or service. The Company determined the fair value of the granted Restricted Stock-based on the market price of the common shares of the Company on the date of grant.

The following table summarizes Restricted Stock activity for the nine months ended September 30, 2021, and the year ended December 31, 2020:

	Nine months ended		Year ended
	September 30, 2021		December 31, 2020
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Remaining Life	Shares	Remaining Life
	Outstanding	(years)	Outstanding	(years)
Balance non-vested Restricted Stock at beginning of period	290,070	1.60	346,499	1.67
Granted	48,000	2.00	111,900	3.00
Vested	—	—	(168,329)	—
Forfeited	(34,400)	—	—	—
Balance non-vested Restricted Stock at end of period	303,670	1.02	290,070	1.60

Stock compensation expense for the granted Restricted Stock is recognized over the vesting period. Stock compensation expense recognized during the three and nine months ended September 30, 2021 was $127,834 and $402,247, respectively (for the three and nine months ended September 30, 2020, $239,134 and $516,156, respectively).

At September 30, 2021, the Company had unrecognized stock-based compensation related to these shares of $768,422 to be recognized over a weighted average period of 0.96 years (at December 31, 2020: $1,068,819 over 1.2 years).

Performance Share Unit Awards (“PSU”)

For the three and nine months ended September 30, 2021, 20,834 bonus PSUs were awarded to Michael Raleigh, the Company’s chief executive officer, based on achieving the TSR target and approval by the Company’s independent compensation committee. For the year ended December 31, 2020, 214,000 PSUs were granted. The Company grants PSUs, which are paid in stock, to certain key employees. PSUs are based on a three-year performance period with performance being measured each year at December 31. The PSUs will vest on the last day of the performance period. The number of PSUs that will ultimately vest is based on two performance targets as follows:

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

The Monte Carlo simulation model calculated grant date fair value for awards issued during the period using the following assumptions:

	September 30,	December 31,
	2021	2020
Expected life (in years)	—	0.33 - 3
Expected volatility	—	42.1% - 53.6%
Risk-free rate of return	—	0.10% - 0.17%
Weighted average grant-date fair value per PSU	$—	$4.10

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

The following table summarizes PSUs for the nine months ended September 30, 2021 and the year ended December 31, 2020:

	Nine months ended		Year ended
	September 30, 2021		December 31, 2020
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Remaining Life	Shares	Remaining Life
	Outstanding	(years)	Outstanding	(years)
Balance non-vested PSUs at beginning of period	193,167	1.60	—	—
Granted	20,834	—	214,000	1.61
Vested	(62,501)	—	(20,833)	—
Balance non-vested PSUs at end of period	151,500	0.97	193,167	1.60

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Stock compensation expense for the granted PSUs is recognized over the vesting period. Stock compensation expense recognized during the three and nine months ended September 30, 2021 related to PSUs was $172,415 and $336,542, respectively (for the three and nine months ended September 30, 2020, $67,082).

At September 30, 2021, the Company had unrecognized stock-based compensation related to these shares of $372,708 to be recognized over a weighted average period of 1.08 years (at December 31, 2020: $568,585 over 1.37 years).

Stock Options

Through September 30, 2021, the Company had outstanding stock options covering 245,000 Common Shares at an overall average exercise price of $5.27 per Common Share to directors, officers, and employees of the Company and its subsidiaries. These 245,000 options have a weighted average expected remaining term of approximately 1.45 years.

The following table summarizes stock option activity for the nine months ended September 30, 2021 and the year ended December 31, 2020:

	Nine months ended		Year ended
	September 30, 2021		December 31, 2020
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
Exercise price in US$	Outstanding	Price (1)	Outstanding	Price (1)
Balance at period-end	245,000	$5.27	245,000	$5.27

Exercisable at period-end	245,000	$5.27	245,000	$5.27
(1)	Exercise price has been converted to US$ using the rate of Cdn$1.33 to US$1, the rate on March 15, 2019, the date Epsilon Energy, Ltd was delisted from the TSX.

At September 30, 2021, using the Black Scholes model, the Company had unrecognized stock-based compensation, related to these options, of nil (at December 31, 2020: nil). The aggregate intrinsic value at September 30, 2021 was nil (at December 31, 2020: nil). For the three and nine months ended September 30, 2021, nil of stock compensation expense, related to these options, was recognized (for the three and nine months ended September 30, 2020, nil and $1,867, respectively).

During the nine months ended September 30, 2021 and the year ended December 31, 2020, the Company awarded no stock options.

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

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table details revenue for the three and nine months ended September 30, 2021 and 2020.

	Three months ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating revenue
Natural gas	$9,511,357	$3,573,908	$20,950,378	$11,470,012
Natural gas liquids	490,535	14,843	588,685	56,705
Oil and condensate	1,060,551	1,955	1,201,289	190,180
Gathering and compression fees	2,038,616	2,219,905	5,891,868	6,800,347
Total operating revenue	$13,101,059	$5,810,611	$28,632,220	$18,517,244

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

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts on a case-by-case basis once there is evidence that collection is not probable. For the three and nine months ended September 30, 2021, there were no accounts for which collection was not probable.

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

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table details accounts receivable as of September 30, 2021 and December 31, 2020.

	September 30,	December 31,
	2021	2020
Accounts receivable
Natural gas and oil sales	$5,952,558	$2,107,910
Joint interest billing	92,031	69,495
Gathering and compression fees	1,430,769	1,736,043
Other	449	3,840
Total accounts receivable	$7,475,807	$3,917,288

8. Income Taxes

Income tax provisions for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Current:
Federal	$1,016,953	$159,626	$1,491,880	$272,016
State	508,588	4,829	781,620	42,469
Total current income tax expense	1,525,541	164,455	2,273,500	314,485
Deferred:
Federal	(679,361)	(185,265)	(467,203)	(251,979)
State	(203,108)	(12,952)	(184,403)	51,561
Total deferred tax expense (benefit)	(882,469)	(198,217)	(651,606)	(200,418)
Income tax expense	$643,072	$(33,762)	$1,621,894	$114,067

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

Our effective tax rate will typically differ from the statutory federal rate primarily as a result of state income taxes and the valuation allowance against the Canadian net operating loss. The effective tax rate for the three and nine months ended September 30, 2021 was higher than the statutory federal rate as a result of the state income taxes and the valuation allowance against the Canadian net operating loss.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

9. Commitments and Contingencies

The Company’s future minimum lease commitments as of September 30, 2021 are summarized in the following table:

Year ended
December 31,	Payments
2021	$26,078
2022	106,797
2023	36,013
$168,888

The Company enters into commitments for capital expenditures in advance of the expenditures being made. As of September 30, 2021, the Company had commitments of $1.8 million for capital expenditures.

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

Epsilon requested a preliminary injunction but was unsuccessful in obtaining that injunction.  Epsilon filed a motion to amend its original Complaint.  Chesapeake opposed.  The Court ruled in Epsilon’s favor and allowed Epsilon’s amendment. Chesapeake moved to dismiss the amended Complaint.  The Court granted the motion to dismiss on a narrow issue without prejudice to Epsilon’s right to file a new lawsuit based on new proposals made after the Court’s decision.  Epsilon filed a motion for reconsideration of that decision.  The motion for reconsideration will be fully briefed November 1, 2021 and a decision is expected shortly after.

10. Net Income (Loss) Per Share

Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed based upon the weighted-average number of common shares outstanding during the period plus the assumed issuance of common shares for all potentially dilutive securities.

The net income (loss) used in the calculation of basic and diluted net income (loss) per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income (loss) available to shareholders	$1,396,466	$(292,783)	$3,647,008	$(548,518)

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

In calculating the net income (loss) per share, basic and diluted, the following weighted-average shares were used:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Basic weighted-average number of shares outstanding	23,564,288	23,955,619	23,757,895	25,550,194
Unvested time-based restricted shares	144,473	—	85,395	—
Unvested performance-based restricted shares	64,182	—	28,205	—
Basic and diluted weighted average shares outstanding	23,772,943	23,955,619	23,871,495	25,550,194

The Company excluded the following shares from the diluted EPS because their inclusion would have been anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Anti-dilutive options	245,000	245,000	245,000	245,000
Anti-dilutive unvested time-based restricted shares	159,197	346,499	218,275	346,499
Anti-dilutive unvested performance-based restricted shares	87,318	—	123,295	—
Total Anti-dilutive shares	491,515	591,499	586,570	591,499

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

The Company’s reportable segments are as follows:

a.	The Upstream segment activities include acquisition, development and production of oil, natural gas, and other liquid reserves on properties within the United States;
b.	The Gas Gathering segment partners with two other companies to operate a natural gas gathering system; and
c.	The Corporate segment activities include corporate listing and governance functions of the Company.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Segment activity as of, and for the nine months ended September 30, 2021 and 2020 is as follows:

	Upstream	Gas Gathering	Corporate		Elimination	Consolidated
As of and for the nine months ended September 30, 2021
Operating revenue
Natural gas	$20,950,378	$—	$—		$—	$20,950,378
Natural gas liquids	588,685	—	—		—	588,685
Oil and condensate	1,201,289	—	—		—	1,201,289
Gathering and compression fees	—	7,088,836	—		(1,196,968)	5,891,868
Total operating revenue (1)	$22,740,352	$7,088,836	$—		$(1,196,968)	$28,632,220

Net earnings (loss) for the period	$12,965,907	$4,333,909	$(13,652,808)	(3)	$—	$3,647,008
Operating costs	5,618,585	1,700,349	—		(1,196,968)	6,121,966
Development geological and geophysical expenses	34,573	—	—		—	34,573
Depletion, deprec., amortization and accretion	4,121,287	1,054,578	—		—	5,175,865
Impairment	—	—	—		—	—

Segment assets	$84,089,117	$12,029,451	$73,611		$—	$96,192,179
Capital expenditures (2)	3,538,996	216,026	—		—	3,755,022
Proved properties (net)	35,109,368	—	—		—	35,109,368
Unproved properties (net)	21,627,561	—	—		—	21,627,561
Gathering system (net)	—	9,266,971	—		—	9,266,971
Other property and equipment (net)	955,650	—	—		—	955,650

As of and for the nine months ended September 30, 2020
Operating revenue
Natural gas	$11,470,012	$—	$—		$—	$11,470,012
Natural gas liquids	56,705	—	—		—	56,705
Oil and condensate	190,180	—	—		—	190,180
Gathering and compression fees	—	8,210,255	—		(1,409,908)	6,800,347
Total operating revenue (1)	$11,716,897	$8,210,255	$—		$(1,409,908)	$18,517,244

Net earnings (loss) for the period	$(2,301,433)	$4,019,870	$(2,266,955)	(3)	$—	$(548,518)
Operating costs	6,229,682	1,631,099	—		(1,409,908)	6,450,873
Development geological and geophysical expenses	7,595	—	—		—	7,595
Depletion, deprec., amortization and accretion	6,021,053	1,740,286	—		—	7,761,339
Impairment	1,760,000	—	—		—	1,760,000
Bad Debt Expense	—	819,000	—		—	819,000

Segment assets	$70,549,241	$16,698,193	$92,019		$—	$87,339,453
Capital expenditures (2)	3,128,378	467,017	—		—	3,595,395
Proved properties (net)	36,273,429	—	—		—	36,273,429
Unproved properties (net)	21,448,546	—	—		—	21,448,546
Gathering system (net)	—	10,214,493	—		—	10,214,493
Other property and equipment (net)	981,141	—	—		—	981,141
(1)	Segment operating revenue represents revenues generated from the operations of the segment. Inter-segment sales during the nine months ended September 30, 2021 and 2020 have been eliminated upon consolidation. For the nine months ended September 30, 2021, Epsilon sold natural gas to 26 unique customers. The two customers over 10% comprised 34% and 12% of total revenue. For the nine months ended September 30, 2020, Epsilon sold natural gas to 23 unique customers. The four customers over 10% comprised 27%, 22%, 16%, and 13% of total revenue.
(2)	Capital expenditures for the Upstream segment consist primarily of the acquisition of properties, and the drilling and completing of wells while Gas Gathering consists of expenditures relating to the expansion and completion of the gathering and compression facility.
(3)	Segment reporting for net earnings for the period does not include non-monetary compensation, general and administrative expense, interest income, interest expense, both gains and (losses) on derivative contracts, or income tax amounts as they are managed on a group basis and are instead included in the corporate column for reconciliation purposes.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Segment activity for the three months ended September 30, 2021 and 2020 is as follows:

	Upstream		Gas Gathering	Corporate		Elimination	Consolidated
For the three months ended September 30, 2021
Operating revenue
Natural gas	$9,511,357		$—	$—		$—	$9,511,357
Natural gas liquids	490,535		—	—		—	490,535
Oil and condensate	1,060,551		—	—		—	1,060,551
Gathering and compression fees	—		2,465,288	—		(426,672)	2,038,616
Total operating revenue	$11,062,443	(1)	$2,465,288	$—		$(426,672)	13,101,059

Net earnings (loss) for the period	$7,281,370		$1,582,049	$(7,466,953)	(3)	—	$1,396,466
Operating costs	2,240,259		565,559	—		(426,672)	2,379,146
Development geological and geophysical expenses	11,583		—	—		—	11,583
Depletion, deprec., amortization and accretion	1,529,231		317,680	—		—	1,846,911
Bad debt expense	—		—	—		—	—

Capital expenditures(2)	1,164,881		145,521	—		—	1,310,402

For the three months ended September 30, 2020
Operating revenue
Natural gas	$3,573,908		$—	$—		$—	$3,573,908
Natural gas liquids	14,843		—	—		—	14,843
Oil and condensate	1,955		—	—		—	1,955
Gathering and compression fees	—		2,740,186	—		(520,281)	2,219,905
Total operating revenue	$3,590,706	(1)	$2,740,186	$—		$(520,281)	5,810,611

Net earnings (loss) for the period	$(694,490)		$1,541,709	$(1,140,002)	(3)	$—	$(292,783)
Operating costs	2,147,795		563,992	—		(520,281)	2,191,506
Development geological and geophysical expenses	2,693		—	—		—	2,693
Depletion, deprec., amortization and accretion	2,134,708		634,485	—		—	2,769,193
Bad Debt Expense	—		—	—		—	—

Capital expenditures(2)	673,716		325,071	—		—	998,787
(1)	Segment operating revenue represents revenues generated from the operations of the segment. Inter-segment sales during the three months ended September 30, 2021 and 2020 have been eliminated upon consolidation. For the three months ended September 30, 2021, Epsilon sold natural gas to 17 unique customers. The three customers over 10% comprised 33%, 16%, and 15% of total revenue. For the three months ended September 30, 2020, Epsilon sold natural gas to 20 unique customers. The three customers over 10% comprised 25%, 22%, and 21% of total revenue.
(2)	Capital expenditures for the Upstream segment consist primarily of the acquisition of properties, and the drilling and completing of wells while Gas Gathering consists of expenditures relating to the expansion and completion of the gathering and compression facility.
(3)	Segment reporting for net earnings for the period does not include non-monetary compensation, general and administrative expense, interest income, interest expense, both gains and (losses) on derivative contracts, or income tax amounts as they are managed on a group basis and are instead included in the corporate column for reconciliation purposes.

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

Inherent in the Company’s fixed price contracts, are certain business risks, including market risk and credit risk. Market risk is the risk that the price of natural gas and oil will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the Company’s counterparty to a contract. The Company does not currently require collateral from any of its counterparties nor does its counterparties require collateral from the Company. Additionally, there is a risk that gas prices could fall to a level low enough to affect the volumes flowing through the gathering system.

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

Epsilon has historically elected not to designate any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for these financial commodity derivative contracts using the mark-to-market accounting method. Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as loss (gain) on derivative contracts on the condensed consolidated statements of operations and comprehensive income (loss). The related cash flow impact is reflected in cash flows from operating activities. During the three and nine months ended September 30, 2021, Epsilon recognized losses on commodity derivative contracts of $5,055,130 and $6,417,123, respectively. This amount included settlements on these contracts of $2,461,242 and $2,488,702, respectively. For the three and nine months ended September 30, 2020, Epsilon recognized gains on commodity derivative contracts of $419,879 and $2,055,548, respectively. This amount included settlements on these contracts of $1,657,323 and $4,035,092, respectively.

Commodity Derivative Contracts

Presented below is a summary of Epsilon’s natural gas price and basis swap contracts as of September 30, 2021.

					Fair Value
	Volume	Ceiling	Floor	Basis	September 30,
Derivative Type	(MMbtu)	Price	Price	Differential	2021
2021
Basis swap	—			$—	—
Two-way costless collar	610,000	$3.34	$2.80		(1,589,765)
2022
Two-way costless collar	900,000	$3.34	$2.80		(2,338,656)
					$(3,928,421)

As of September 30, 2021, all of the Company’s economic derivative hedge positions were with large financial institutions, which are not known to the Company to be in default on their derivative positions. The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties. None of the Company’s derivative instruments

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

contains credit-risk related contingent features. Derivatives are net on the balance sheet as they are subject to the right to offset the liabilities with the assets.

The following tables summarize the gross fair values of our derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on our condensed consolidated balance sheets as of the dates indicated below:

	Fair Value of Derivative Assets
	September 30,	December 31,
	2021	2020
Current
Basis swap	$—	$—
Two-way costless collar	87,218	—
	$87,218	$—

	Fair Value of Derivative Liabilities
	September 30,	December 31,
	2021	2020
Current
Basis swap	$—	$—
Two-way costless collar	(4,015,639)	—
	$(4,015,639)	$—

Net Fair Value of Derivatives	$(3,928,421)	$—

The following table presents the changes in the fair value of Epsilon’s commodity derivatives for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Fair value of asset (liability), beginning of the period	$(1,334,533)	$1,257,702	$—	$1,999,802
Gains (losses) on derivative contracts included in earnings	(5,055,130)	419,879	(6,417,123)	2,055,548
Settlement of commodity derivative contracts	2,461,242	(1,657,323)	2,488,702	(4,035,092)
Fair value of asset, end of the period	$(3,928,421)	$20,258	$(3,928,421)	$20,258

13. Asset Retirement Obligations

Asset retirement obligations were estimated by management based on Epsilon’s net ownership interest in all wells and the gathering system, estimated costs to reclaim and abandon such assets and the estimated timing of the costs to be incurred in future periods.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following tables summarize the changes in asset retirement obligations for the periods indicated:

	Nine Months Ended	Year ended
	September 30,	December 31,
	2021	2020
Balance beginning of period	$3,150,243	$2,909,855
Liabilities from drilling of new wells	6,907	5,826
Wells plugged and abandoned	—	(850)
Change in estimates	(40,244)	32,668
Accretion	78,370	202,744
Balance end of period	$3,195,276	$3,150,243

14. Fair Value Measurements

The methodologies used to determine the fair value of our financial assets and liabilities at September 30, 2021 were the same as those used at December 31, 2020.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of trends and significant changes in or results of operations and the financial condition of Epsilon Energy Ltd. and its subsidiaries for the periods presented. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto presented in this report, including the unaudited condensed consolidated financial statements as of September 30, 2021 and 2020 and for the nine months then ended together with accompanying notes, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Actual results and the timing of events may differ materially from those contained in these forward- looking statements due to a number of factors. See “Part II. Item 1A. Risk Factors” and “Forward-Looking Statements.”

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

Substantially all of the production from our Pennsylvania acreage (4,315 net) is dedicated to the Auburn Gas Gathering System, or the Auburn GGS, located in Susquehanna County, Pennsylvania for a 15 year term expiring in 2026 under an operating agreement whereby the Auburn GGS owners receive a fixed percentage rate of return on the total capital invested in the construction of the system. Epsilon owns a 35% interest in the system which is operated by a subsidiary of Williams Partners, LP. In the three and nine months ended September 30, 2021, Epsilon paid $0.43 million and $1.2 million, respectively to the Auburn GGS to gather and treat our 2.6 Bcf and 7.5 Bcf, of natural gas production in Pennsylvania ($0.52 million and $1.41 million, respectively to the Auburn GGS to gather and treat our 3.0 Bcf and 8.4 Bcf, of natural gas in the three and nine months ended September 30, 2020).

Epsilon realized net income of $1.40 million and $3.65 million, respectively for the three and nine months ended September 30, 2021, as compared to net loss of $0.29 million and $0.55 million, respectively for the three and nine months ended September 30, 2020.

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

In the longer term, we believe natural gas prices will remain constructive due to moderating supply from both dry gas regions and associated gas from oil prone basins, and incremental demand from LNG exports, exports to Mexico and further coal to gas switching for domestic electrical power generation. Specifically, LNG export capacity is expected to grow from the current ~ 10.5 Bcf/d to 17 Bcf/d by 2024 based only on facilities currently commissioning or under construction.

In the Northwest STACK of Oklahoma, we continue to appraise recent and historical results of the Meramec formation from both our wells and analog wells within the focus area.  After three and half months of production, our initial well continues to outperform the pre-completion type curve expectations in terms of both production-to-date and projections for ultimate recoveries. The Company plans additional Meramec appraisal wells within the focus area to prove a greater area for further exploitation on an opportunistically prudent timeline.

Three and nine months ended September 30, 2021 Highlights

Operational Highlights

Marcellus Shale – Pennsylvania

● During the three months ended September 30, 2021, Epsilon’s realized natural gas price was $3.43 per Mcf, a 191% increase over the three months ended September 30, 2020. During the nine months ended September 30, 2021, Epsilon’s realized natural gas price was $2.65 per Mcf, a 101% increase over the nine months ended September 30, 2020.

● During the three months ended September 30, 2021, Epsilon’s natural gas production was 2.6 Bcf, as compared to 3.0 Bcf during the same period in 2020. During the nine months ended September 30, 2021, Epsilon’s natural gas production was 7.5 Bcf, as compared to 8.5 Bcf during the same period in 2020.

● Epsilon’s Marcellus working interest (WI) gas production averaged 32.0 MMcf/d and 31.5 MMcf/d for the three and nine months ended September 30, 2021.

● Gathered and delivered 14.2 Bcf gross (5.0 net to Epsilon’s interest) during the three months ended September 30, 2021 through the Auburn GG which represents approximately 70% of maximum throughput as currently configured. Gathering volumes decreased 7.6% for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The decrease is attributable to reduced Anchor Shipper volume due to natural well decline almost partially offset by increased crossflow volumes from an adjacent system.

Anadarko, NW Stack Trend – Oklahoma

● During the three months ended September 30, 2021, Epsilon’s realized price for all Oklahoma production was $6.17 per Mcfe, a 511% increase over the three months ended September 30, 2020. During the nine months ended September 30, 2021, Epsilon’s realized price for all Oklahoma production was $5.74 per Mcfe, a 165% increase over the nine months ended September 30, 2020.

● Total production for the three months ended September 30, 2021 included natural gas, oil, and other liquids and was 0.37 Bcfe, a 444% increase over the same period in 2020. Total production for the nine months ended September 30, 2021 included natural gas, oil, and other liquids and was 0.50 Bcfe, a 107% increase over the same period in 2020.  The increase is attributable to two new wells coming into production during the three months ended September 30, 2021.

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

The table below sets forth a reconciliation of net income to Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020, which is the most directly comparable measure of financial performance calculated under U.S. GAAP and should be reviewed carefully.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income (loss)	$1,396,466	$(292,783)	$3,647,008	$(548,518)
Add Back:
Net interest expense	5,892	23,905	38,594	45,658
Income tax expense	643,072	(33,762)	1,621,894	114,067
Depreciation, depletion, amortization, and accretion	1,846,911	2,769,193	5,175,865	7,761,339
Impairment expense	—	—	—	1,760,000
Stock based compensation expense	300,249	239,134	738,789	585,105
Loss on derivative contracts net of cash received or paid on settlement	2,593,888	1,237,444	3,928,421	1,979,544
Foreign currency translation loss	907	—	1,518	2,228
Adjusted EBITDA	$6,787,384	$3,943,131	$15,152,089	$11,699,423

Results of Operations

Net Operating Revenues

For the nine months ended September 30, 2021 revenues increased $10.1 million, or 55%, to $28.6 million from $18.5 million during the same period of 2020. For the three months ended September 30, 2021 revenues increased $7.3 million, or 125%, to $13.1 million from $5.8 million during the same period of 2020 due primarily to increased prices and higher production volumes in Oklahoma with the new wells.

Revenue and volume statistics for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
Natural gas revenue	$9,511,357	$3,573,908	$20,950,378	$11,470,012
Volume (MMcf)	2,753	3,037	7,767	8,622
Avg. Price ($/Mcf)	$3.46	$1.18	$2.70	$1.33
PA Exit Rate (MMcfpd)	29.4	29.9	29.4	29.9
Oil and other liquids revenue	$1,551,086	$16,798	$1,789,974	$246,885
Volume (MBO)	29.4	3.4	36.3	11.3
Avg. Price ($/Bbl)	$52.76	$4.99	$49.30	$21.93
Gathering system revenue	$2,038,616	$2,219,905	$5,891,868	$6,800,347
Total Revenues	$13,101,059	$5,810,611	$28,632,220	$18,517,244

We earn gathering system revenue as a 35% owner of the Auburn Gas Gathering system. This revenue consists of fees paid by Anchor Shippers (parties listed in Anchor Shipper Gas Gathering Agreement for Northern Pennsylvania, including Epsilon Midstream, LLC) and third-party customers of the system to transport gas from the wellhead to the compression facility, and then to the delivery meter at the Tennessee Gas Pipeline. For the nine months ended September 30, 2021, approximately 81% of the Auburn GGS revenues earned were gathering fees, while 19% were compression fees. Gathering revenues from third-party customers represented approximately 4.8% of total gathering revenues and third-party compression revenues represented 2.6% of total compression revenues. For the three months ended September 30, 2021, approximately 81% of the Auburn GGS revenues earned were gathering fees, while 19% were compression fees. Gathering revenues from third-party customers represented approximately 2.4% of total gathering revenues and third-party compression revenues represented 2.2% of total compression revenues. For the nine months ended September 30, 2020 approximately 85% of the Auburn GGS revenues earned were gathering fees, while 15% were compression fees. Gathering revenues from third-party customers represented approximately 5% of revenues and third-party compression revenues represented 12% of revenues. For the three months ended September 30, 2020, approximately 82% of the Auburn GGS revenues earned were gathering fees, while 18% were compression fees. Gathering revenues from third-party customers represented approximately 0.7% of revenues and third-party compression revenues represented 3% of revenues. Revenues derived from Epsilon’s production which have been eliminated from gathering system revenues amounted to $0.43 million and $1.2 million for the three and nine months ended September 30, 2021, respectively and $0.52 million and $1.4 million for the three and nine months ended September 30, 2020, respectively.

Upstream natural gas revenue for the nine months ended September 30, 2021 increased by $9.5 million, or 83%, over the same period in 2020. This was primarily a result of higher natural gas prices; however, this was partially offset by lower volumes being produced due to natural decline of the wells. Upstream natural gas revenue for the three months ended September 30, 2021 increased by $5.9 million, or 166%, over the same period in 2020. This was also primarily a result of higher natural gas prices partially offset by lower volumes being produced due to natural decline of the wells.

Upstream oil and other liquids revenue for the three and nine months ended September 30, 2021 increased by $1.5 million, or 625% and 9,134%, respectively, over the same period in 2020. This was a result of increased production from new wells in addition to higher oil prices.

The Company’s share of gathering system revenue decreased by $0.2 million and $0.9 million during the three and nine months ended September 30, 2021, decreasing by 8% and 13%, respectively, over the same period in 2020. The Auburn GGS is subject to a cost of service model, whereby the Anchor Shippers dedicate acreage and reserves to the Auburn GGS. In exchange for this dedication, the owners of the Auburn system agree to a fixed rate of return on capital invested which cannot be exceeded. Therefore, rather than being subject to a fixed gathering rate, the Shippers are subject to a fluctuating gathering rate which is redetermined annually in order to produce the contractual return on capital to the Auburn GGS owners. The term of the model is fixed from 2012 to 2026. Each year, actual throughput, revenue, operating expenses and capital are captured in the model, and the remaining years are forecasted. The model then resolves a gathering rate that yields the contractual rate of return. All else being equal, to the extent that throughput is higher or capital is lower than the preceding year’s forecast, the gathering rate will decline.

Operating Costs

The following table presents total cost and cost per unit of production (Mcfe), including ad valorem, severance, and production taxes for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Lease operating costs	$2,240,259	$2,147,795	$5,618,585	$6,229,682
Gathering system operating costs	138,887	43,711	503,381	221,191
	$2,379,146	$2,191,506	$6,121,966	$6,450,873

Upstream operating costs—Total $/Mcfe	0.76	0.69	0.70	0.72
Gathering system operating costs $ / Mcf	0.07	0.02	0.09	0.03

Upstream operating costs consist of lease operating expenses necessary to extract natural gas and oil, including gathering and treating the natural gas and oil to ready it for sale.

Upstream operating costs for the nine months ended September 30, 2021 decreased $0.6 million, or 9.8%, over the same period in 2020. Upstream operating costs for the three months ended September 30, 2021 decreased $0.09 million, or 4.3%, over the same period in 2020. The decrease in total cost was primarily due to a reduction in the annual assessment of the PA impact fee (an assessment of an annual fee by the State of PA to mitigate the impacts of the activities associated with unconventional gas wells on the communities in which the wells are located) and a reduction in discretionary maintenance spending by the operator.

Gathering system operating costs consist primarily of rental payments for the natural gas fueled compression units. Other significant gathering system operating costs include chemicals (to prevent corrosion and to reduce water vapor in the gas stream), saltwater disposal, measurement equipment / calibration and general project management.

The gathering system total per unit operating costs reported include the effects of elimination entries to remove the gas gathering fees billed by the gas gathering system operator to Epsilon’s upstream operations, and the volume associated with those fees. The elimination entries amounted to $1.2 million and $1.4 million for the nine months ended September 30, 2021 and 2020, respectively, and $0.43 million and $0.52 million for the three months ended September 30, 2021 and 2020 (see Note 11, ‘‘Operating Segments,’’ of the Notes to Unaudited Condensed Consolidated Financial Statements).

Gathering system costs (net of intercompany elimination) for the nine months ended September 30, 2021 increased $0.28 million, or 128%, over the same period in 2020. Gathering system costs (net of intercompany elimination) for the three months ended September 30, 2021 increased $0.10 million, or 218%, over the same period in 2020.

The Company’s share of total gathering system costs increased $0.07 million, or 4%, for the nine months ended September 30, 2021 over 2020. The Company’s share of total gathering system costs stayed constant for the three months ended September 30, 2021 over 2020. The decreased production from Epsilon resulting in a decrease in the elimination entry costs subtracted from the consolidated operating statements resulted in a larger increase in gathering system operating costs reported. These higher reported costs along with decreased throughput in the gathering system resulted in a higher cost per Mcf.

Depletion, Depreciation, Amortization and Accretion (“DD&A”)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Depletion, depreciation, amortization and accretion	$1,846,911	$2,769,193	$5,175,865	$7,761,339

Natural gas and oil and gathering system assets are depleted and depreciated using the units of production method aggregating properties on a field basis. For leasehold acquisition costs and the cost to acquire proved and unproved properties, the reserve base used to calculate depreciation and depletion is total proved reserves. At this time, the Company has only minimal leasehold acquisition costs. For natural gas and oil development and gathering system costs, the reserve base used to calculate depletion and depreciation is proved developed reserves. A reserve report is prepared as of December 31, each year. The depletion for the first three quarters of each year is calculated using revised volumes from the reserve report utilizing a then current SEC pricing deck. The fourth quarter depletion is calculated using the reserve volumes from the reserve report prepared as of December 31 of the current year. However, for the three months ended March 31, 2020 and the three months ended June 30, 2020, due to the historically low commodity prices, the December 31, 2019 reserves report volumes were updated based on relevant prices and the depletion and depreciation were calculated using the lower volumes that resulted from the economics of the properties.

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

DD&A expense decreased $2.59 million, or 33% for the nine months ended September 30, 2021 compared to the same period in 2020. DD&A expense decreased $0.92 million, or 33% for the three months ended September 30, 2021 compared to the same period in 2020.  This was mainly due to the increase in reserves reported and the decrease in production volumes. The lower volumes spread over the increased reserves resulted in lower DD&A. Also minimally affecting the decrease was the impairment of the Oklahoma assets.

Impairment

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Impairment	$—	$—	$—	$1,760,000

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

During the three months ended March 31, 2020, the Company recognized certain indicators of impairments specific to our Oklahoma assets and determined that carrying value of those assets was not recoverable based on the current indicators. As a result of this assessment, a $1.76 million impairment was recorded on the Company’s Oklahoma assets during the three months ended March 31, 2020. No impairment was required during the three and months ended September  30, 2021 or the three months ended September 30, 2020.

General and Administrative

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
General and administrative	$1,761,952	$1,569,738	$5,575,953	$4,160,550

G&A expenses consist of general corporate expenses such as compensation, legal, accounting and professional fees, consulting services, travel and other related corporate costs such as stock options and restricted stock granted and the related non-cash compensation.

G&A expenses for the nine months ended September 30, 2021 and 2020 increased $1.4 million or 34%. G&A expenses for the three months ended September 30, 2021 and 2020 increased $0.19 million or 12%. This was mainly due to the increased legal fees related to the complaint filed against Chesapeake, the addition of the salary and benefits for the CEO, and increased stock-based compensation resulting from the 2020 stock grants.

Interest Expense

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Interest expense	$16,962	$28,629	$66,380	$84,952

Interest expense relates to the commitment fees paid on the revolving line of credit.

Interest expense for the nine months ended September 30, 2021 and 2020 decreased $0.02 million, or 22%, and decreased $0.01 million, or 41%, for the three months ended September 30, 2021 and 2020.  The decrease is due to the reduction in the borrowing base on our line of credit during this time.

Gain (Loss) on Derivative Contracts

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
(Loss) gain on derivative contracts	$(5,055,130)	$419,879	$(6,417,123)	$2,055,548

For the three and nine months ended September 30, 2021 and 2020, Epsilon entered into NYMEX Henry Hub Natural Gas Futures swap, Dominion basis swap, and two-way costless collar derivative contracts for the purpose of hedging its physical natural gas sales revenue. During the three and nine months ended September 30, 2021 we had net cash settlements of $2,461,242 and $2,488,702, respectively. For the three and nine months ended September 30, 2020, Epsilon received $1,657,323 and $4,035,092, respectively, on the settlement of contracts.

For the three and nine months ended September 30, 2021, unrealized losses on derivative contracts increased primarily due to the rally in NYMEX Henry Hub Natural Gas Futures resulting in an increased liability for the short call portion of the two-way costless collar position. These increases in unrealized losses were minimally offset by unrealized gains on Dominion basis swap contracts. As of September 30, 2021, the Company had no derivative contracts beyond March 31, 2022.

Other Income (Expense)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Interest income and other income	$10,163	$4,721	$28,542	$37,064

For the three and nine months ended September 30, 2021 and 2020, other income consisted primarily of interest income.

Interest income decreased for the three and nine months ended September 30, 2021 due to lower interest rates.

Capital Resources and Liquidity

Cash Flow

The primary source of cash for Epsilon during the three and nine months ended September 30, 2021 was funds generated from operations. For the three and nine months ended September 30, 2020, the primary source of funds was from operations in addition to cash received on the settlement of derivative contracts. In addition to operations, the primary uses of cash for the three and nine months ended September 30, 2021 and 2020 were development of natural gas properties and the repurchase of shares of common stock.

At September 30, 2021, we had a working capital surplus of $16.0 million, an increase of $2.7 million over the $13.3 million surplus at December 31, 2020. The surplus increased from December 31, 2020 due mainly to the cash that is continually being generated by operations. The Company anticipates its current cash balance, cash flows from operations, and available sources of liquidity to be sufficient to meet its cash requirements for at least the next twelve months.

Three and nine months ended September 30, 2021 compared to 2020

During the nine months ended September 30, 2021, $13.5 million was provided by the Company’s operating activities, compared to $12.1 million provided during the same period in 2020, a $1.4 million, and 12% increase. During the three months ended September 30, 2021, $5.5 million was provided by the Company’s operating activities, compared to $3.8 million provided during the same period in 2020, a $1.7 million, and 45% increase. The increase was mainly due to increased cash operations as a result of an increased prices, partially offset by the losses created on the hedges as they matured.

The Company used $2.1 million and $3.8 million of cash for investing activities during the three and nine months ended September 30, 2021, respectively. This was spent primarily on leasehold and development costs targeting increasing production in Pennsylvania and Oklahoma. The Company used $1.4 million and $5.5 million of cash for investing activities during the three and nine months ended September 30, 2020, respectively. This was spent primarily on leasehold and development costs targeting increasing production in Pennsylvania.

The $1.3 million and $2.4 million for the three and nine months ended September 30, 2021, and the $7.2 million and $9.1 million for the three and nine months ended September 30, 2020, of cash used for financing activity was related to the repurchase of common shares of the Company.

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

On June 28, 2021 the borrowing base was decreased from $18 million to $14 million. This adjusted base will remain in effect until the next periodic redetermination of the borrowing base.

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

Epsilon was in compliance with the financial covenants of the agreement as of September 30, 2021 and expect to be in compliance for the next 12 months. We expect to remain in compliance as we currently have no borrowings under the facility and funded all operations for 2020 and all operations through September 30, 2021 out of operating cash flow and cash on hand and expect to continue to do so through 2021.

	Balance at	Balance at
	September 30,	December 31,	Borrowing Base	Interest
	2021	2020	September 30, 2021	Rate
Revolving line of credit	$—	$—	$14,000,000	3 mo. LIBOR + 3.25%

Available borrowing capacity under the credit agreement decreased from $23 million to $18 million on April 6, 2021, and further decreased to $14 million on June 28, 2021.

Repurchase Transactions

Commencing on January 1, 2021, Epsilon has conducted a normal course issuer bid (“NCIB”) to repurchase our issued and outstanding common shares, when doing so has been accretive to management's estimates of intrinsic value per share. The NCIB continues through December 31, 2021. Since the commencement of the NCIB on January 1, 2021, Epsilon has strengthened its financial position and overhead costs. With sufficient cash flow from operations, it used discretionary cash to fund these repurchases. Since January 1, 2021, Epsilon has repurchased 525,615 common shares of the authorized 1,193,000 purchase amount. During the nine months ended September 30, 2021, the Company spent $2,377,181 under the NCIB.

Commencing on May 20, 2019, Epsilon conducted a normal course issuer bid (“NCIB”) to repurchase our issued and outstanding common shares. The NCIB ended on May 19, 2020. Epsilon was authorized to purchase 1,367,762 shares. During the nine months ended September 30, 2020, the Company spent $1,910,765 under the NCIB to purchase 2,994,348 common shares.

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

At September 30, 2021, Epsilon’s outstanding natural gas commodity swap contracts consisted of the following:

	Volume	Ceiling	Floor	Basis	Fair Value of Asset
Derivative Type	(MMbtu)	Differential	Price	Differential	September 30, 2021
2021
Basis swap	—	$—	$—	$—	—
Two-way costless collar	610,000	$3.34	$2.80	$—	(1,589,765)
2022
Two-way costless collar	900,000	$3.34	$2.80	$—	(2,338,656)
	1,510,000				$(3,928,421)

Contractual Obligations

The following table summarizes Epsilon’s contractual obligations at September 30, 2021:

	Payments Due by Period
		Less than	1 – 3	Greater than
	Total	1 Year	Years	3 Years
Derivative liabilities(1)	$4,015,639	$4,015,639	$—	$—
Asset retirement obligations, undiscounted	8,609,920	108,549	—	8,501,371
Capital expenditure commitments	1,844,605	1,844,605	—	—
Operating leases	168,888	26,078	142,810	—
Total future commitments	$14,639,052	$5,994,871	$142,810	$8,501,371

________________________

(1)	The liability balance shown represents the gross mark-to-market liability balance of derivative contracts before being offset by contracts in an asset position.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, the Company had no off-balance sheet arrangements.

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

At September 30, 2021 and 2020, the outstanding principal balance under the credit agreement was nil.

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

Based upon such evaluation, we have concluded that as of September 30, 2021 our disclosure controls and procedures were not effective as of such date as a result of a material weakness in our internal control over financial reporting related to the accounts payable/accrual function in regards to recording realized hedge losses as of September 30, 2021.

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

Management’s Remediation Plan

Our management is in the process of developing its remediation plan to address the material weakness identified in the third quarter of 2021, which we expect to include incremental training and additional review of transactions near the end of the reporting period being considered along with enhanced review of account reconciliations.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Epsilon requested a preliminary injunction but was unsuccessful in obtaining that injunction.  Epsilon filed a motion to amend its original Complaint.  Chesapeake opposed.  The Court ruled in Epsilon’s favor and allowed Epsilon’s amendment. Chesapeake moved to dismiss the amended Complaint.  The Court granted the motion to dismiss on a narrow issue without prejudice to Epsilon’s right to file a new lawsuit based on new proposals made after the Court’s decision.  Epsilon filed a motion for reconsideration of that decision.  The motion for reconsideration will be fully briefed November 1, 2021 and a decision is expected shortly after.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by Epsilon Energy Ltd.

The following table contains information about our acquisition of equity securities during the nine months ended September 30, 2021:

			Maximum number
			of shares that
			may yet be
	Total number	Average price	purchased under
	of shares	paid per	the plans or
	purchased	share	programs
Beginning of normal-course issuer bid, January 1, 2021			1,193,000
January 2021 (1)	—	$—
February 2021 (1)	62,400	$4.07
March 2021 (1)	60,800	$3.92
April 2021 (1)	63,315	$3.89
May 2021 (1)	63,900	$4.02
June 2021 (1)	13,800	$4.77
July 2021 (1)	134,200	$5.09
August 2021 (1)	127,200	$4.97
September 2021 (1)	—	$—
Total as of September 30, 2021	525,615	$4.52	667,385
(1)	Commencing on January 1, 2021, the Company entered into a share repurchase program on the NASDAQ conducted in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934. The Company is authorized to repurchase up to 1,193,000 of its outstanding common shares, representing 5% of the outstanding common shares of Epsilon as of January 1, 2021. The program will end on December 31, 2021 unless the maximum number of common shares is purchased before then or Epsilon provides earlier notice of termination. Repurchases were made at management’s discretion from time to time through the facilities of the NASDAQ Global Market. The price paid for the common shares was, subject to applicable securities laws, the prevailing market price of such common shares on the NASDAQ Global Market at the time of such purchase. The Company funded the purchase out of available cash and did not incur debt to fund the share repurchase program.

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

Epsilon Energy Ltd.
(Registrant)

Date: November 10, 2021	By:	/s/ B. Lane Bond
B. Lane Bond
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)