Form 10-K
period 2021-12-31
Epsilon Energy Ltd.
filed 2022-03-24
CIK 1726126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-38770

EPSILON ENERGY LTD.

(Exact name of registrant as specified in its charter)

Alberta, Canada	98-1476367
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $43.0 million. There were 23,684,453 shares of Common Shares ($0 par value) outstanding as of March 22, 2022.

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

ITEM 1.     BUSINESS.

Summary

Epsilon Energy Ltd. (the “Company” or “Epsilon” or “we”) was incorporated under the laws of the Province of Alberta, Canada March 14, 2005, pursuant to the ABCA. The Company is extra-provincially registered in Ontario pursuant to the Business Corporations Act (Ontario). Epsilon is a North American on-shore focused independent natural gas and oil company engaged in the acquisition, development, gathering and production of natural gas and oil reserves. Our primary area of operation is Pennsylvania. Our assets are concentrated in areas with known hydrocarbon resources, which are conducive to multi-well, repeatable drilling programs. On October 24, 2007, the Company became a publicly traded entity trading on the Toronto Stock Exchange (“TSX”) in Canada. On February 14, 2019, Epsilon’s registration statement on Form 10 was declared effective by the United States Securities and Exchange Commission and on February 19, 2019, we began trading in the United States on the NASDAQ Global Market under the trading symbol “EPSN.” Effective as of the close of trading on March 15, 2019, Epsilon voluntarily delisted its common shares from the TSX. At December 31, 2021, Epsilon’s total estimated net proved reserves were 110,969 million cubic feet (MMcf) of natural gas reserves, 819,726 barrels (Bbl) of NGL reserves, and 305,052 barrels (Bbl) of oil and other liquids. Epsilon holds leasehold rights to approximately 76,544 gross (13,176 net) acres. The Company has natural gas production in the Marcellus in Pennsylvania and oil, natural gas liquids and natural gas production in the Anadarko Basin in Oklahoma.

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

Substantially all of the production from our Pennsylvania acreage (4,597 net) is dedicated to the Auburn Gas Gathering System, or the Auburn GGS, located in Susquehanna County, Pennsylvania for a 15-year term expiring in 2026 under an operating agreement whereby the Auburn GGS owners receive a fixed percentage rate of return on the total capital invested in the construction and maintenance of the system. We own a 35% interest in the Auburn GGS which is operated by a subsidiary of Williams Partners, LP. In 2021, we paid $1.6 million to the Auburn GGS to gather and treat our 9.8 Bcf of natural gas production in Pennsylvania ($1.8 million was paid to the Auburn GGS to gather and treat our 11.0 Bcf in 2020).

Our principal executive office is located at 16945 Northchase Drive, Suite 1610, Houston, Texas 77060, and our telephone number at that address is (281) 670-0002. Our registered office in Alberta, Canada is located at 14505 Bannister Road SE, Suite 300, Calgary, AB, Canada T2X 3J3.

Business highlights of 2021

Operational Highlights

Marcellus Shale—Pennsylvania

●	During the year ended December 31, 2021, Epsilon’s realized natural gas price was $3.04 per Mcf, a 124% increase from $1.36 for the year ended December 31, 2020.
●	Total year ended December 31, 2021 natural gas production was 9.8 Bcf, as compared to 11.0 Bcf during 2020.
●	Gathered and delivered 63.2 Bcf gross (22.1 Bcf net to Epsilon’s interest) during the year, or 173 MMcf/d through the Auburn Gas Gathering System.
●	We participated in the drilling of 3 gross (0.42 net) and completion of 3 gross (0.27 net) Marcellus wells in 2021. These wells went into production at various times beginning in January and going through October.
●	At year end, the Company had 1 gross (0.18 net) well waiting on completion.

Anadarko, NW STACK Trend—Oklahoma

●	During 2021, Epsilon’s realized price for all Oklahoma production was $6.34 per Mcfe, a 169% increase from 2020.
●	Total production for 2021 included natural gas, oil, and other liquids and was 0.73 Bcfe, as compared to 0.31 Bcfe during 2020.
●	In 2021, the Company participated in the drilling of 4 gross (0.75 net) wells and completion of 2 gross (0.6 net) wells.

Properties

As of December 31, 2021, Epsilon’s 76,544 gross (13,176 net) acres are all located in the United States and include 275 gross (35.84 net) wells.

	Gross(1)	Net(2)
Producing Wells
Pennsylvania	210	26.26
Oklahoma	51	6.75
	261	33.01
Non-Producing Wells
Pennsylvania	4	1.13
Oklahoma	10	1.69
	14	2.83
Total Wells
Pennsylvania	214	27.39
Oklahoma	61	8.44
Total Wells	275	35.84

Acreage

As of December 31, 2021, our leasehold inventory consisted of the following acreage amounts, rounded to the nearest acre:

	Gross(1)	Net(2) (3)
Developed Acres
Pennsylvania	12,913	4,261
Oklahoma	5,120	1,848
	18,033	6,109
Undeveloped Acres
Pennsylvania	336	336
Oklahoma	58,175	6,731
	58,511	7,067
Total Acres
Pennsylvania	13,249	4,597
Oklahoma	63,295	8,579
Total acres	76,544	13,176
(1)	“Gross” means one-hundred percent of the working interest ownership in each leasehold tract of land.
(2)	“Net” means the Company’s fractional working interest share in each leasehold tract of land on which productive wells have been drilled.
(3)	“Net Undeveloped” means the Company’s fractional working interest share in each leasehold tract of land where productive wells have yet to be drilled. All of Epsilon’s Oklahoma undeveloped properties are deep rights acreage which is held by production of developed properties.

Business Segments

Our operations are conducted by three operating segments for which information is provided in our consolidated financial statements for the years ended December 31, 2021 and 2020.

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

Oil and Natural Gas Production and Revenues and Gathering System Revenues

A summary of our net oil and natural gas production, average oil and natural gas prices and related revenues and our gathering system revenues for the years ended December 31, 2021 and 2020, respectively, follows:

	Year ended
	December 31,
Revenues	2021	2020
Natural gas revenue	$31,708,185	$15,207,227
Volume (MMcf)	10,233	11,204
Avg. Price ($/Mcf)	$3.10	$1.36
PA Exit Rate (MMcfpd)	29.3	32.8
Oil and other liquids revenue	$2,829,982	$338,325
Volume (MBO)	54.4	14.9
Avg. Price ($/Bbl)	$52.02	$22.66
Gathering system revenue	$7,865,825	$8,879,728
Total Revenues	$42,403,992	$24,425,280

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

Revenues from the Auburn GGS are earned primarily from Anchor Shippers, Epsilon Energy USA, Equinor USA Onshore Properties, Inc. and Chesapeake Energy Corporation. Revenues derived from Epsilon’s production which have been eliminated from gathering system revenues amounted to $1.6 million and $1.8 million, respectively, for the years ended December 31, 2021 and 2020.

During the years ended December 31, 2021 and 2020, the Auburn GGS delivered 63.2 Bcf and 69.5 Bcf respectively, of natural gas, or 173 and 190 MMcf per day.

Proved Reserves

Per our reserve report prepared by independent petroleum consultants, DeGolyer and MacNaughton, our estimated proved reserves as of December 31, 2021, are summarized in the table below. See Risk Factors for information relating to the uncertainties surrounding these reserve categories.

	Natural Gas	Oil and Other
	MMcf	Liquids MBbl
Pennsylvania-Marcellus Shale
Proved developed producing	70,101.6	—
Proved undeveloped	31,321.0	—
Total Pennsylvania proved reserves	101,422.6	—
Oklahoma-Anadarko Basin
Proved developed producing	2,123.9	222.7
Proved undeveloped	7,422.3	902.1
Total Oklahoma proved reserves	9,546.2	1,124.8
Total proved reserves at December 31, 2021	110,968.8	1,124.8

We have not engaged in any exploration capital spending in 2021 or 2020. Our development capital spending to convert proved undeveloped reserves to proved developed reserves for the periods indicated is as follows:

●	In 2021 in Pennsylvania, 3 gross (0.42 net) wells were drilled and 3 gross (0.27 net) completed. (Net development capital $4.1 million). Reserves of 4.6 Bcf for the 3 wells were reclassified as proved developed producing as these well were turned online at various times beginning in January and going through October of 2021. Additionally, 1 gross (0.18 net) well was drilled in 2021, but not completed (development capital $0.2 million). It is scheduled to be completed in April 2022.
●	In 2021 in Oklahoma, we drilled 4 gross (0.75 net) wells and completed 2 gross (0.6 net) wells. Reserves of 2.8 Bcfe were reclassified as proved developed producing. Two gross (0.55 net) wells are scheduled to be completed in April.2022.

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

For the year ended December 31, 2021, we sold natural gas through ARM to 30 unique customers. Direct Energy Business Marketing, LLC and SWN Energy Services Company, LLC each accounted for 10% or more of our total revenue. For the year ended December 31, 2020, we sold natural gas to 29 unique customers. Alta Energy Marketing LLC, EQT Energy LLC, South Jersey Resources Group LLC, and Spotlight Energy LLC each accounted for 10% or more of our total revenue.

Geographic Locations of Operations

Approximately 93% and 97% of our production during fiscal 2021 and 2020, respectively was derived from natural gas production and gathering system revenues in the state of Pennsylvania. Our asset in Pennsylvania has not yet reached the mature stage, but at some point we may need to acquire and develop other producing assets to maintain our current level or to grow. To this end, we have begun to acquire leases and to expand our holdings in Pennsylvania.

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

Employees

As of December 31, 2021, we had nine full-time employees (including executive officers) in Houston, Texas. None of our employees are subject to a collective bargaining agreement or represented by a union.

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

Epsilon requested a preliminary injunction but was unsuccessful in obtaining that injunction.  Epsilon filed a motion to amend its original Complaint.  Chesapeake opposed.  The Court ruled in Epsilon’s favor and allowed Epsilon’s amendment. Chesapeake moved to dismiss the amended Complaint.  The Court granted the motion to dismiss without prejudice to Epsilon’s right to file a new lawsuit based on new proposals made after the Court’s decision.  Epsilon filed a motion for reconsideration of that decision.  The motion for reconsideration was fully briefed in November 2021.  Epsilon filed a notice of additional evidence to the motion for reconsideration on January 4, 2022.  The motion for reconsideration was denied on January 18, 2022.

Epsilon filed a notice of appeal on February 15, 2022 challenging both the motion to dismiss and motion for reconsideration decisions.  Chesapeake filed a cross-appeal on March 1, 2022.  A briefing schedule has not yet been set but a decision on the appeal is expected in the fourth quarter of 2022.

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

Market for Our Common Equity and Related Stockholder Matters

Market Information. Commencing on February 19, 2019, the common shares of the Company trade on the NASDAQ Global Market with the ticker symbol ‘‘EPSN.’’ The last reported sales price of our common shares on the NASDAQ Global Market on March 22, 2022 was $5.69 per share.

Shareholders. We had approximately 800 shareholders of record as of December 31, 2021.

Dividends. We have not declared or paid any cash or stock dividends on our common shares since our inception; however, we anticipate paying quarterly cash or stock dividends beginning March 2022.

Securities Authorized for Issuance under Equity Incentive Plans.

The following table sets out the number of common shares available to be issued upon exercise of outstanding options issued and the changes to the options outstanding for the year pursuant to our equity compensation plans and the weighted average exercise price of outstanding options for the periods indicated:

	As of		As of
	December 31, 2021		December 31, 2020
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price
Balance at beginning of period	245,000	$5.27	245,000	$5.27
Exercised	(16,250)	—	—	—
Expired/Forfeited	(10,000)	—	—	—
Balance at period-end	218,750	$5.28	245,000	$5.27

Exercisable at period-end	218,750	$5.28	245,000	$5.27

For the years ended December 31, 2021 and 2020, we had no warrants or other common share-related rights outstanding.

At December 31, 2021, under the 2020 Equity Incentive Plan (the “2020 Plan”) (See Note 6 Shareholders’ Equity of the Notes to the Consolidated Financial Statements), we are authorized to issue 2,000,000 Common Shares to employees and directors of the Company. As of that date, we had 375,834 common shares granted under the 2020 Plan. We also had, as of December 31, 2021, 56,002 unvested shares outstanding under the predecessor plan, the 2017 Stock Compensation Plan. No more shares are authorized to be issued under this plan.

The following table sets out the number of time restricted common shares available to be issued upon vesting over the next three years and the changes during the year pursuant to our share compensation plans and the weighted average market price at date of issue for outstanding shares for the periods indicated:

	As of		As of
	December 31, 2021		December 31, 2020
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Grant Date	Shares	Grant Date
	Outstanding	Market Price	Outstanding	Market Price
Balance non-vested Restricted Stock at beginning of period	290,070	$3.41	346,499	$3.76
Granted	48,000	5.04	111,900	3.71
Vested	(137,668)	3.98	(168,329)	3.65
Forfeited	(34,400)	3.68	—	—
Balance non-vested Restricted Stock at end of period	166,002	$3.96	290,070	$3.41

The following table sets out the number of performance-based common shares available to be issued upon vesting over the next three years and the changes during the year pursuant to our share compensation plans and the weighted average market price at date of issue for outstanding shares for the periods indicated:

	As of		As of
	December 31, 2021		December 31, 2020
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Grant Date	Shares	Grant Date
	Outstanding	Market Price	Outstanding	Market Price
Balance non-vested Restricted Stock at beginning of period	193,167	$3.45	—	$—
Granted	20,834	5.04	214,000	3.42
Vested	(62,501)	4.13	(20,833)	3.22
Balance non-vested Restricted Stock at end of period	151,500	$3.84	193,167	$3.45

Recent Developments

On February 25, 2022, the Board of Directors approved a quarterly cash dividend of $0.0625 per common share, payable on March 31, 2022, to shareholders of record at the close of business on March 8, 2022. With the initiation of a cash dividend, Epsilon intends to pay regular quarterly dividends, with future dividend payments subject to quarterly review and approval by its Board of Directors. At this quarterly dividend rate, the annual dividend rate for the fiscal year 2022 is $0.25 per share.

The Board of Directors also authorized the repurchase of up to 1,183,410 of the outstanding common shares, representing 5% of the outstanding common shares of Epsilon, for an aggregate purchase price of not more than US $8.0 million, pursuant to a normal course issuer bid, during the one-year period commencing on March 8, 2022. The program will end on March 7, 2023 unless the maximum amount of common shares is purchased before then or Epsilon provides earlier notice of termination.

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

In accordance with applicable securities laws, the technical report on our oil and natural gas reserves prepared by DeGolyer and MacNaughton, independent petroleum consultants, as of December 31, 2021 and 2020, or the DeGolyer Reserve Reports, used SEC guideline prices and cost estimates in calculating net cash flows from oil and natural gas reserve quantities included within the report. Actual future net revenue will be affected by other factors such as actual commodity prices, production levels, supply and demand for oil and natural gas, curtailments or increases in consumption by oil and natural gas purchasers, changes in governmental regulation or taxation and the impact of inflation on costs. Actual production and revenues derived thereof will vary from the estimates contained in the DeGolyer Reserve Report, and such variations could be material. The DeGolyer Reserve Report is based in part on the assumed success of activities that we intend to undertake in future years. The oil and natural gas reserves and estimated cash flows to be derived therefrom contained in the DeGolyer Reserve Report will be reduced to the extent that such activities do not achieve the level of success assumed in the DeGolyer Reserve Report.

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

An investment in us is subject to certain risks. There are numerous factors that may affect the success of our business that are beyond our control including local, national and international economic and political conditions. Our business involves a high degree of risk, which a combination of experience, knowledge and careful evaluation may not overcome. Through December 31, 2021, our primary source of revenue originated from natural gas production and gathering system revenues in the state of Pennsylvania. Our asset in Pennsylvania has not yet reached the mature stage, but at some point we may need to acquire and develop other producing assets to maintain our current level or to grow. To this end, we have begun to acquire leases and to expand our holdings in Pennsylvania and Oklahoma. Our future depends on being able to successfully fund and develop these assets. There can be no assurance that our business will be successful or that profitability will continue or that we will discover additional commercial quantities of crude oil or natural gas.

If there is a sustained economic downturn or recession in the United States or globally, natural gas and oil prices may fall and may become and remain depressed for a long period of time, which may adversely affect our results of operations. We may be unable to obtain additional capital required to implement our business plan, which could restrict our ability to grow.

Operations could also be adversely affected by general economic downturns or limitations on spending. An economic downturn and uncertainty may have a negative impact on our business. During 2021 and 2020, there was tremendous volatility in prices and available financing for oil and gas projects. There can be no assurance that we will be able to access capital markets to provide funding for future operations that would require additional capital beyond our current existing available capital on terms acceptable to us.

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

Approximately 93% and 97% of our production during fiscal 2021 and 2020, respectively was derived from our properties in the Marcellus region of Pennsylvania. As a result of this geographic concentration, we may be disproportionately exposed to the effect of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, weather events or interruption of the processing or transportation of crude oil or natural gas. Additionally, we may be exposed to additional risks, such as changes in field-wide rules and regulations that could cause us to permanently or temporarily shut-in many or all of our wells within the Marcellus.

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

Approximately 99% of our oil and natural gas properties are operated by third-party operators.  As such, we will be dependent on such operators for the timing of activities related to such properties and will largely be unable to direct or control the activities of the operators. The objectives and strategy of those operators may not always be consistent with ours, and we have a limited ability to exercise influence over, and control the risks associated with, operations of these properties. The failure of an operator of our wells to adequately perform operations, an operator’s breach of the applicable agreements or an operator’s failure to act in ways that are in our best interests could reduce our production and revenues from our conventional assets or could increase costs or create liability for the operator’s failure to properly maintain the well and facilities and to adhere to applicable safety and environmental standards.

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

Additionally, we may, due to circumstances beyond our control, be put in a position of over-hedging. If this occurs, our revenue could be adversely affected due to the necessity of buying gas at the current market rate in order to fulfill hedging sales obligations.

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

COVID-19

Management continues to actively monitor the impact of the COVID-19 pandemic on the Company's financial condition, liquidity, operations, suppliers, industry and ability to obtain financing in future reporting periods. Given the evolution of the COVID-19 pandemic and the global responses to curb its spread, the Company is currently not able to estimate the effects of the COVID-19 pandemic on its results of operations, financial condition, or liquidity for the future. To date, the COVID-19 pandemic has had little direct effect on the Company or its financial condition.

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

Epsilon requested a preliminary injunction but was unsuccessful in obtaining that injunction.  Epsilon filed a motion to amend its original Complaint.  Chesapeake opposed.  The Court ruled in Epsilon’s favor and allowed Epsilon’s amendment. Chesapeake moved to dismiss the amended Complaint.  The Court granted the motion to dismiss without prejudice to Epsilon’s right to file a new lawsuit based on new proposals made after the Court’s decision.  Epsilon filed a motion for reconsideration of that decision.  The motion for reconsideration was fully briefed in November 2021.  Epsilon filed a notice of additional evidence to the motion for reconsideration on January 4, 2022.  The motion for reconsideration was denied on January 18, 2022.

Epsilon filed a notice of appeal on February 15, 2022 challenging both the motion to dismiss and motion for reconsideration decisions.  Chesapeake filed a cross-appeal on March 1, 2022.  A briefing schedule has not yet been set but a decision on the appeal is expected in the fourth quarter of 2022.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The information required by Item 201 of Regulation S-K is contained in ‘‘Item 1. Business.’’

On August 25, 2021, our Board made a grant to our directors and CEO, entitling them to receive an aggregate of 68,834 Common Shares which shall not be issued to the award recipients unless certain time or performance based vesting criteria, as applicable, are met, in which case the vesting will occur in equal parts over a three-year period. The awards were made under the 2020 Equity Incentive plan in accordance with Rule 701 promulgated under the Securities Act.

Commencing on January 1, 2021, the Company entered into a share repurchase program on the NASDAQ conducted in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934. The Company was authorized to repurchase up to 1,193,000 of its outstanding common shares, representing 5% of the outstanding common shares of Epsilon as of January 1, 2021. The program ended December 31, 2021 and the shares were subsequently cancelled.

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

The following table contains information about our repurchase of equity securities during the year ended December 31, 2021:

			Maximum number
			of shares that
			may yet be
	Total number	Average price	purchased under
	of shares	paid per	the plans or
	purchased	share	programs
Beginning of normal-course issuer bid, January 1, 2021			1,193,000
January 2021 (1)	—	$—
February 2021 (1)	62,400	$4.07
March 2021 (1)	60,800	$3.92
April 2021 (1)	63,315	$3.89
May 2021 (1)	63,900	$4.02
June 2021 (1)	13,800	$4.77
July 2021 (1)	134,200	$5.09
August 2021 (1)	127,200	$4.97
September 2021 (1)	—	$—
October 2021 (1)	—	$—
November 2021 (1)	—	$—
December 2021 (1)	8,400	$5.46
Total as of December 31, 2021	534,015	$4.54	658,985
(1)	Epsilon repurchased these shares under its share repurchase program that commenced on January 1, 2021, as described above.

ITEM 6. [RESERVED.]

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding of trends and significant changes in or results of operations and the financial condition of Epsilon Energy Ltd. and its subsidiaries for the periods presented. This section should be read in conjunction with the audited consolidated financial statements as of December 31, 2021 and 2020 and for the years then ended together with accompanying notes.

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

Substantially all of the production from our Pennsylvania acreage (4,597 net) is dedicated to the Auburn Gas Gathering System, or the Auburn GGS, located in Susquehanna County, Pennsylvania for a 15-year term expiring in 2026 under an operating agreement whereby the Auburn GGS owners receive a fixed percentage rate of return on the total capital invested in the construction of the system. Epsilon owns a 35% interest in the system which is operated by a subsidiary of Williams Partners, LP. In 2021, we paid $1.6 million to the Auburn GGS to gather and treat our 9.8 Bcf of natural gas production in Pennsylvania ($1.8 million to the Auburn GGS to gather and treat our 11.0 Bcf in 2020).

At December 31, 2021 our total estimated net proved reserves were 110,969 million cubic feet (MMcf) of natural gas reserves, 819,726 barrels (Bbl) of NGL reserves, and 305,052 barrels (Bbl) of oil and other liquids, and we held leasehold rights to approximately 76,544 gross (13,176 net) acres. We have natural gas production in Pennsylvania, and natural gas, oil and other liquid production from our operated and non-operated wells in Oklahoma.

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

The major producers in the Appalachian region are under pressure from capital markets to demonstrate capital discipline and control costs. Several major producers have announced reduced capital programs to balance the supply-demand for the commodity. Accordingly, we expect local production during 2022 to be flat compared to 2021. Our target is to maintain our current production level or grow modestly, but only if natural gas price levels are sufficient and the capital deployed can achieve our internal hurdle rate of return.

In the longer term, we believe natural gas prices will remain constructive due to moderating supply from both dry gas regions and associated gas from oil prone basins, and incremental demand from LNG exports, exports to Mexico and further coal to gas switching for domestic electrical power generation. Specifically, LNG export capacity is expected to grow from the current ~ 13 Bcf/d to 17 Bcf/d by 2024 based only on facilities currently commissioning or under construction.

In the Northwest STACK of Oklahoma, we continue to appraise recent and historical results of the Meramec formation from both our wells and analog wells within the focus area.  At December 31, 2021, our initial well continues to outperform the pre-completion type curve expectations in terms of both production-to-date and projections for ultimate recoveries.  The Company has drilled, but has not yet completed, additional Meramec appraisal wells within the focus area to prove a greater area for further exploitation on an opportunistically prudent timeline.

We realized net income of $11.6 million during 2021 as compared to net income of $0.9 million for 2020. At December 31, 2021, our total estimated net proved reserves of natural gas were 110,969 MMcf, an increase of 22,311 MMcf from December 31, 2020. Our standardized measure of discounted future net cash flows as of December 31, 2021 and 2020 was $77.7 million and $16.0 million, respectively. This measure of discounted future net cash flows does not include any estimate for future cash flows generated by Epsilon’s gathering system assets.

Results of Operations

The following review of operations for the periods presented below should be read in conjunction with our consolidated financial statements and the notes thereto.

Revenues

During the year ended December 31, 2021, revenues increased $18.0 million, or 73.6%, to $42.4 million from $24.4 million during the same period in 2020 due primarily to increased prices and higher production volumes in Oklahoma with the new wells.

Revenue and volume statistics for the years ended December 31, 2021 and 2020 were as follows:

	Year ended
	December 31,
	2021	2020
Revenues
Natural gas revenue	$31,708,185	$15,207,227
Volume (MMcf)	10,233	11,204
Avg. Price ($/Mcf)	$3.10	$1.36
PA Exit Rate (MMcfpd)	29.3	32.8
Oil and other liquids revenue	$2,829,982	$338,325
Volume (MBO)	54.4	14.9
Avg. Price ($/Bbl)	$52.02	$22.66
Gathering system revenue	$7,865,825	$8,879,728
Total Revenues	$42,403,992	$24,425,280

We earn gathering system revenue as a 35% owner of the Auburn Gas Gathering system. This revenue consists of fees paid by Anchor Shippers and third-party customers of the system to transport gas from the wellhead to the compression facility, and then to the delivery meter at Tennessee Gas Pipeline. For the year ended December 31, 2021, approximately 80% of the Auburn GGS revenues earned are gathering fees, while 20% are compression fees. Third party customers represent approximately 5% of gathering revenues and 4% of compression revenues. For the year ended December 31, 2020, approximately 85% of the Auburn GGS revenues earned were gathering fees, while 15% were compression fees. Third party customers represent approximately 4% of gathering revenues and 2% of compression revenues. Revenues derived from transporting and compressing Epsilon’s production which have been eliminated from gathering system revenues amounted to $1.6 million and $1.8 million respectively for the years ended December 31, 2021 and 2020.

Upstream natural gas revenue for the year ended December 31, 2021 increased by $16.5 million, or 109%, over 2020. This was primarily a result of higher natural gas prices partially offset by lower volumes being produced due to natural decline of the wells.

Upstream oil and other liquids revenue for the year ended December 31, 2021 increased by $2.5 million, or 736% over 2020.  This was a result of increased production from new wells in addition to higher oil prices.

The Company’s share of gathering system revenue decreased $1.0 million, or 11%, during the year ended December 31, 2021 over 2020. The Auburn GGS is subject to a cost of service model, whereby the Anchor Shippers dedicate acreage and reserves to the Auburn GGS. In exchange for this dedication, the owners of the Auburn system agree to a fixed rate of return on capital invested which cannot be exceeded. Therefore, rather than being subject to a fixed gathering rate, the Shippers are subject to a fluctuating gathering rate which is re determined annually in order to produce the contractual return on capital to the Auburn GGS owners. The term of the model is fixed from 2012 to 2026. Each year, actual throughput, revenue, operating expenses and capital are captured in the model, and the remaining years are forecasted. The model then iterates for a gathering rate that yields the contractual rate of return. All else being equal, to the extent that throughput is higher or capital is lower than the preceding year’s forecast, the gathering rate will decline.

Operating Costs

The following table presents total cost and cost per unit of production (Mcfe), including ad valorem, severance, and production taxes for the years ended December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020
Lease operating costs	$7,897,738	$8,052,471
Gathering system operating costs	726,646	429,749
	$8,624,384	$8,482,220

Upstream operating costs—Total $/Mcfe	0.75	0.71
Gathering system operating costs $ / Mcf	0.10	0.04

Upstream operating costs consist of lease operating expenses necessary to extract natural gas and oil, including gathering and treating the natural gas and oil to ready it for sale.

For the year ended December 31, 2021, upstream operating costs decreased by $0.2 million, or 2.1% from the same period in 2020. The decrease in total cost was primarily due to the decrease in volumes produced primarily in Pennsylvania. The $/Mcfe increased primarily due to increased cost of discretionary maintenance during the year.

Gathering system operating costs consist primarily of rental payments for the natural gas fueled compression units. Other significant gathering system operating costs include chemicals (to prevent corrosion and to reduce water vapor in the gas stream), saltwater disposal, measurement equipment / calibration and general project management. The gathering system operating total per unit operating costs reported include the effects of elimination entries to remove the gas gathering fees billed by the gas gathering system operator to Epsilon’s upstream operations, and the volume associated with those fees. The elimination entries amounted to $1.6 million and $1.8 million for the years ended December 31, 2021 and 2020, respectively (see Note 12, “Operating Segments,” of the Notes to Consolidated Financial Statements).

Gathering system costs (net of intercompany elimination) for the year ended December 31, 2021 increased $0.3 million, or 69% from the same period in 2020. Although the Company’s gross share of total gathering system costs increased only $0.06 million, or 3%, for the year ended December 31, 2021 over 2020, the elimination entry decreased by $0.2, or 11% for the same period. This was due to a decrease in throughput in the gathering system resulting in a higher cost per MCF.

Depletion, Depreciation, Amortization and Accretion (DD&A)

	Year ended December 31,
	2021	2020
Depletion, depreciation, amortization and accretion	$6,627,016	$9,557,891

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

Depreciation expense includes amounts pertaining to our office furniture and fixtures, leasehold improvements, computer hardware. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 7 years. Also included in depreciation expense is an amount pertaining to buildings owned by the Company. Depreciation for the buildings is calculated using the straight-line method over an estimated useful life of 30 years.

Accretion expense is related to the asset retirement costs.

During the year ended December 31, 2021, DD&A expense decreased by $2.9 million, or 31%, compared to the same period in 2020. This was primarily due to the increase in reserves reported and the decrease in production volumes. The lower volumes spread over the increased reserves resulted in lower DD&A.

Impairment

	Year ended December 31,
	2021	2020
Impairment	$153,058	$1,760,000

Epsilon performs a quantitative impairment test quarterly or whenever events or changes in circumstances indicate that an asset group's carrying amount may not be recoverable, over proved properties using the published NYMEX forward prices, timing, methods and other assumptions consistent with historical periods. When indicators of impairment are present, GAAP requires that the Company first compare expected future undiscounted cash flows by asset group to their respective carrying values. If the carrying amount exceeds the estimated undiscounted future cash flows, a reduction of the carrying amount of the natural gas properties to their estimated fair values is required. Additionally, GAAP requires that if an exploratory well is determined not to have found proved reserves, the costs incurred, net of any salvage value, should be charged to expense.

During the three months ended March 31, 2020, the Company recognized certain indicators of impairments specific to our Oklahoma assets and determined that carrying value of those assets was not recoverable. As a result of this assessment, a $1.76 million impairment was assessed on the Company’s Oklahoma assets at March 31, 2020. No additional impairment was required as of December 31, 2020.

Gain (Loss) on Sale of Properties

	Year ended December 31,
	2021	2020
Gain on sale of properties	$484,902	$—

For the year ended December 31, 2021, the Company recorded a gain on the sale of the shallow rights leases and wells in Oklahoma. We had no sales for the year ended December 31, 2020.

General and Administrative (“G&A”)

	Year ended December 31,
	2021	2020
General and administrative	$6,831,815	$5,589,963

G&A expenses consist of general corporate expenses such as compensation, legal, accounting and professional fees, consulting services, travel and other related corporate costs such as stock options granted and restricted shares of stock granted and the related non-cash compensation.

The G&A expenses increased by $1.2 million, or 22%, during the year ended December 31, 2021 from the same period in 2020. This was mainly due to increased legal fees related to the complaint filed against Chesapeake, the addition of a salary and benefits for the CEO, and increased stock-based compensation associated with the 2020 stock grants.

Interest Expense

	Year ended December 31,
	2021	2020
Interest expense	$101,382	$114,515

Interest expense relates to the interest and commitment fees paid on the revolving line of credit.

Interest expense decreased by $0.01 million, or 11%, during the year ended December 31, 2021 from the same period in 2020. The decrease is due to the reduction in the borrowing base on our line of credit during this time.

Net gain (loss) on commodity contracts

	Year ended December 31,
	2021	2020
(Loss) gain on derivative contracts	$(4,482,909)	$2,503,655

During the years ended December 31, 2021 and 2020, Epsilon entered into NYMEX Henry Hub Natural Gas Futures swap, Dominion basis swap, and two-way costless collar derivative contracts for the purpose of hedging its physical natural gas sales revenue. The amounts recorded represent the fair value changes on our derivative instruments during the period. For the year ended December 31, 2021, the Company paid net cash settlements of $4,243,085. For the year ended December 31, 2020, the Company received $4,503,457 on the settlement of contracts.

In February 2021, the Company added Henry Hub collars totaling 3.96 Bcf and basis swaps totaling 0.31 Bcf. In August 2021, the Company added Henry Hub collars totaling 0.46 Bcf and basis swaps totaling 1.10 Bcf. NYMEX HH prices generally increased throughout 2021 resulting in large realized losses for the year ended December 31, 2021.

During 2020, the Company added 0.6 Bcf of Henry Hub swaps and 2.14 Bcf of basis swaps to its existing 2020 hedge portfolio. Both Henry Hub prices and basis prices generally declined throughout 2020 resulting in large realized gains for the year ended December 31, 2020. The Company did not add any 2021 hedges during 2020.

Other Income (Expense)

	Year ended December 31,
	2021	2020
Interest income and other income	$39,995	$39,155

For the years ended December 31, 2021 and 2020 other income consisted primarily of interest income and was consistent over the periods.

Net Income Compared to Adjusted EBITDA

	Year ended December 31,
	2021	2020
Net income	$11,627,517	$875,171
Add Back:
Net interest expense	62,517	70,975
Income tax expense	4,440,508	575,420
Depreciation, depletion, amortization, and accretion	6,627,016	9,557,891
Impairment expense	153,058	1,760,000
Stock based compensation expense	956,084	849,631
Loss on derivative contracts net of cash received or paid on settlement	239,824	1,999,802
Foreign currency translation loss	1,454	2,065
Adjusted EBITDA	$24,107,978	$15,690,955

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

Capital Resources and Liquidity

Cash Flow

The primary source of cash during the year ended December 31, 2021 was funds generated from operations. For the year ended December 31, 2020, the primary source of funds was from operations in addition to cash received on the settlement of derivative contracts. For the years ended December 31, 2021 and 2020, cash was primarily used for operations, as well as the development of natural gas and oil properties, the buyback of common shares through our share repurchase program, and the pre-payment of income taxes.

At December 31, 2021, we had a working capital surplus of $24.1 million, an increase of $10.8 million from the $13.3 million surplus at December 31, 2020. The surplus increased from December 31, 2020 primarily due to the increase in realized prices during 2021. The Company anticipates its current cash balance, cash flows from operations, and available sources of liquidity to be sufficient to meet its cash requirements.

Year ended December 31, 2021 compared to 2020

During the year ended December 31, 2021, $20.0 million was provided by our operating activities, compared to $14.8 million in 2020, a $5.2 million, or 35%, increase. The increase was mainly due to the increase in realized prices resulting in increased revenue offset by an increase in cash paid for settlements of derivative contracts.

We used $4.4 million for investing activities during the year ended December 31, 2021, compared to $6.5 million in 2020, a $2.1 million, or 32%, decrease. This was spent primarily on development costs targeting increasing production in Pennsylvania and Oklahoma, partially offset by the proceeds from the sale of the shallow right leases and wells in Oklahoma.

During the year ended December 31, 2021, $2.3 million of cash used for financing activity was primarily related to the repurchase of common shares of Epsilon.  During the year ended December 31, 2020, $9.1 million of cash used for financing activity was primarily related to the repurchase and cancellation of common shares of Epsilon.

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

Effective April 6, 2021, the agreement was amended to extend the maturity date to March 1, 2024. In addition, the agreement was amended to include a Benchmark Replacement definition and transition plan to be used at such time when the LIBOR rate is discontinued.

On June 28, 2021, the borrowing base was decreased from $18 million to $14 million.

On November 23, 2021, the borrowing base of $14 million was reaffirmed until May 1, 2022, the next periodic redetermination of the borrowing base . The bank has a first priority security interest in the tangible and intangible assets of Epsilon Energy USA, Inc. to secure any outstanding amounts under the agreement. Under the terms of the agreement, the Company must maintain the following covenants:

●	Interest coverage ratio greater than 3 based on income adjusted for interest, taxes and non-cash amounts.
●	Current ratio, adjusted for line of credit amounts used and available and non-cash amounts, greater than 1.
●	Leverage ratio less than 3.5 based on income adjusted for interest, taxes and non-cash amounts.

We were in compliance with the financial covenants of the agreement as of December 31, 2021 and expect to be in compliance for the next 12 months. We expect to remain in compliance as we currently have no borrowings under the facility and have funded all operations for 2021 out of operating cash flow and cash on hand and expect to continue to do so through 2022.

	Balance at	Balance at
	December 31,	December 31,	Borrowing Base	Interest
	2021	2020	December 31, 2021	Rate
Revolving line of credit	$—	$—	$14,000,000	3 mo. LIBOR + 3.25%

Repurchase Transactions

Commencing on January 1, 2021, Epsilon has conducted a normal course issuer bid (“NCIB”) to repurchase our issued and outstanding common shares, when doing so has been accretive to management's estimates of intrinsic value per share. The NCIB ended on December 31, 2021. Since the commencement of the NCIB, Epsilon has strengthened its financial position. With sufficient cash flow from operations, it used discretionary cash to fund these repurchases. During the year ended December 31, 2021, Epsilon has repurchased 534,015 common shares of the authorized 1,193,000 purchase amount and spent $2,423,007 under the NCIB.

Commencing on May 20, 2019, Epsilon conducted a normal course issuer bid (“NCIB”) to repurchase up to  1,367,762 issued and outstanding common shares. The NCIB ended on May 19, 2020.  Additionally, on May 14, 2020, the Company’s Board of Directors announced its intention to commence a substantial issuer bid/issuer tender offer to purchase for cash up to an aggregate of approximately $6.2 million of its common shares. The tender offer expired on June 30, 2020. During the year ended December 31, 2020, the Company repurchased 2,994,348 common shares and spent $9,062,089, excluding fees and expenses The Company canceled all common shares taken up and paid for under the NCIB and tender offer. The Company funded the repurchases with cash on hand.

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

At December 31, 2021, Epsilon’s outstanding natural gas commodity swap contracts consisted of the following:

	Volume	Ceiling	Floor	Basis	Fair Value of Asset
Derivative Type	(MMbtu)	Differential	Price	Differential	December 31, 2021
2022
Two-way costless collar	590,000	$3.34	$2.80	$—	(239,824)
	590,000				$(239,824)

Contractual Obligations

We enter into commitments for capital expenditures in advance of the expenditures being made. At a given point in time, it is estimated that we have committed to capital expenditures equal to approximately one quarter of our capital budget by means of giving the necessary authorizations to the asset operator to incur the expenditures in a future period. Current commitments amounted to approximately $3.8 million, all of which we expect to incur in 2022.

Based on current natural gas prices and anticipated levels of production, we believe that the estimated net cash generated from operations, together with cash on hand and amounts available under our credit agreement, will be adequate to meet liquidity needs for the next 12 months and beyond, including satisfying our financial obligations and funding our operating and development activities.

Off Balance Sheet Arrangements

As of December 31, 2021 and 2020, we had no off-balance sheet arrangements.

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

Successful Efforts Accounting

We use the successful efforts method of accounting for natural gas and oil operations. Under this method, the fair value of property acquired and all costs associated with successful exploratory wells and all development wells are capitalized. The costs of exploratory wells are initially capitalized pending a determination of whether proved reserves have been found. At the completion of drilling activities, the costs of exploratory wells remain capitalized if a determination is made that proved reserves have been found. If no proved reserves have been found, the costs of each of the related exploratory wells are charged to expense. In some cases, a determination of proved reserves cannot be made at the completion of drilling, requiring additional testing and evaluation of the wells. Such exploratory well drilling costs may continue to be capitalized if the reserve quantity is sufficient to justify its completion as a producing well and sufficient progress in assessing the reserves and the economic and operating viability of the project is being made. Costs to develop proved reserves, including the costs of all development wells and related equipment used in the production of crude oil and natural gas, are capitalized. We do not currently do any exploratory drilling so this does not currently come into use.

Gathering System

We hold an undivided interest in a gas gathering system asset that supports our Pennsylvania operations. We account for the costs and revenue from this system using the proportionate consolidation method. Additionally, we are required to make an entry each reporting period to eliminate the Company’s share of gathering system revenue related to the volume of gas produced by the Company and billed to the Company by the operator of the gathering system.

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

We compare expected undiscounted future cash flows at a depreciation, depletion and amortization group level to the carrying value of the asset. If the expected undiscounted future cash flows, based on our estimates of (and assumptions regarding) future oil and natural gas prices, operating costs, development expenditures, anticipated production from proved reserves and other relevant data, are lower than the carrying value of the asset, the carrying value is reduced to fair value. Fair value is generally calculated using the Income Approach based on estimated discounted net cash flows. Estimates of future cash flows require significant judgment, and the assumptions used in preparing such estimates are inherently uncertain. In addition, such assumptions and estimates are reasonably likely to change in the future. Significant inputs used to determine the fair values of proved properties include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices and (iv) a market-based weighted average cost of capital rate.

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

When circumstances indicate that the gathering system properties may be impaired, Epsilon compares expected undiscounted future cash flows related to the gathering system to the unamortized capitalized cost of the asset. If the expected undiscounted future cash flows are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is generally calculated using the Income Approach, which considers estimated discounted future cash flows.

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

At December 31, 2021 and 2020, the outstanding principal balance under the credit agreement was nil.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated balance sheets as of December 31, 2021 and 2020, and the consolidated statements of operations and comprehensive income, changes in shareholders’ equity and cash flows for years ended December 31, 2021 and 2020 included in this annual report have been prepared in accordance with U.S. GAAP.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Epsilon Energy Ltd.

Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Epsilon Energy Ltd. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 23, 2022

EPSILON ENERGY LTD.

Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$26,497,305	$13,270,913
Accounts receivable	4,596,931	3,917,288
Prepaid income taxes	—	89,285
Other current assets	569,870	500,583
Total current assets	31,664,106	17,778,069
Non-current assets
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	138,032,413	133,902,723
Unproved properties	21,700,926	21,552,063
Accumulated depletion, depreciation, amortization and impairment	(102,480,972)	(98,200,111)
Total oil and gas properties, net	57,252,367	57,254,675
Gathering system	42,475,086	42,202,644
Accumulated depletion, depreciation, amortization and impairment	(33,443,949)	(32,101,624)
Total gathering system, net	9,031,137	10,101,020
Land	637,764	637,764
Buildings and other property and equipment, net	309,102	338,419
Total property and equipment, net	67,230,370	68,331,878
Other assets:
Restricted cash	568,118	565,858
Prepaid drilling costs	—	379
Total non-current assets	67,798,488	68,898,115
Total assets	$99,462,594	$86,676,184

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable trade	$1,189,905	$1,592,451
Gathering fees payable	963,546	512,796
Royalties payable	1,853,508	1,155,698
Income taxes payable	1,098,425	—
Accrued capital expenditures	1,016,830	139,766
Other accrued liabilities	1,098,127	1,002,935
Fair value of derivatives	239,824	—
Asset retirement obligations	85,207	106,734
Total current liabilities	7,545,372	4,510,380
Non-current liabilities
Asset retirement obligations	2,748,449	3,043,509
Deferred income taxes	9,905,440	10,102,852
Total non-current liabilities	12,653,889	13,146,361
Total liabilities	20,199,261	17,656,741
Commitments and contingencies (Note 10)
Shareholders' equity
Common shares, no par value, unlimited shares authorized and 24,202,218 issued and 23,668,203 outstanding at December 31, 2021, and 23,985,799 shares issued and outstanding at December 31, 2020.	131,815,739	131,730,401
Treasury shares, 534,015 at December 31, 2021	(2,423,007)	—
Additional paid-in capital	8,835,203	7,879,119
Accumulated deficit	(68,783,207)	(80,410,724)
Accumulated other comprehensive income	9,818,605	9,820,647
Total shareholders' equity	79,263,333	69,019,443
Total liabilities and shareholders' equity	$99,462,594	$86,676,184

The accompanying notes are an integral part of these consolidated financial statements

EPSILON ENERGY LTD.

Consolidated Statements of Operations and Comprehensive Income

	Year ended December 31,
	2021	2020
Revenues from contracts with customers:
Gas, oil, NGL, and condensate revenue	$34,538,167	$15,545,552
Gas gathering and compression revenue	7,865,825	8,879,728
Total revenue	42,403,992	24,425,280

Operating costs and expenses:
Lease operating expenses	7,897,738	8,052,471
Gathering system operating expenses	726,646	429,749
Development geological and geophysical expenses	40,299	12,910
Depletion, depreciation, amortization, and accretion	6,627,016	9,557,891
Impairment expense	153,058	1,760,000
Gain on sale of oil and gas properties	(484,902)	—
General and administrative expenses:
Stock based compensation expense	956,084	849,631
Other general and administrative expenses	5,875,732	4,740,332
Total operating costs and expenses	21,791,671	25,402,984
Operating income (loss)	20,612,321	(977,704)

Other income (expense):
Interest income	38,865	43,540
Interest expense	(101,382)	(114,515)
(Loss) gain on derivative contracts	(4,482,909)	2,503,655
Other income (expense)	1,130	(4,385)
Other (expense) income, net	(4,544,296)	2,428,295

Net income before income tax expense	16,068,025	1,450,591
Income tax expense	4,440,508	575,420
NET INCOME	$11,627,517	$875,171
Currency translation adjustments	(2,042)	10,169
NET COMPREHENSIVE INCOME	$11,625,475	$885,340

Net income per share, basic	$0.49	$0.03
Net income per share, diluted	$0.49	$0.03
Weighted average number of shares outstanding, basic	23,705,193	25,122,501
Weighted average number of shares outstanding, diluted	23,857,102	25,122,501

The accompanying notes are an integral part of these consolidated financial statements

EPSILON ENERGY LTD.

Consolidated Statements of Changes in Shareholders’ Equity

						Accumulated
						Other		Total
	Common Shares Issued		Treasury Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	paid-in Capital	Income	Deficit	Equity
Balance at December 31, 2019	26,790,985	$140,808,923	—	$—	$7,029,488	$9,810,478	$(81,285,895)	$76,362,994
Net income	—	—	—	—	—	—	875,171	875,171
Stock-based compensation expenses	—	—	—	—	849,631	—	—	849,631
Purchase of treasury shares	—	—	(657,314)	(1,927,198)	—	—	—	(1,927,198)
Retirement of treasury shares	(657,314)	(1,927,198)	657,314	1,927,198	—	—	—	—
Shares retired through tender offer	(2,337,034)	(7,151,324)	—	—	—	—	—	(7,151,324)
Vesting of shares of restricted stock	189,162	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	10,169	—	10,169
Balance at December 31, 2020	23,985,799	$131,730,401	—	$—	$7,879,119	$9,820,647	$(80,410,724)	$69,019,443
Net income	—	—	—	—	—	—	11,627,517	11,627,517
Stock-based compensation expenses	—	—	—	—	956,084	—	—	956,084
Purchase of treasury shares	—	—	(534,015)	(2,423,007)	—	—	—	(2,423,007)
Exercise of stock options	16,250	85,338	—	—	—	—	—	85,338
Vesting of shares of restricted stock	200,169	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	(2,042)	—	(2,042)
Balance at December 31, 2021	24,202,218	$131,815,739	(534,015)	$(2,423,007)	$8,835,203	$9,818,605	$(68,783,207)	$79,263,333

The accompanying notes are an integral part of these consolidated financial statements

EPSILON ENERGY LTD.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$11,627,517	$875,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	6,627,016	9,557,891
Impairment expense	153,058	1,760,000
Loss (gain) on derivative contracts	4,482,909	(2,503,655)
Gain on sale of oil and gas properties	(484,902)	—
Settlement of derivative contracts	(4,243,085)	4,503,457
Settlement of asset retirement obligation	—	(79)
Stock-based compensation expense	956,084	849,631
Deferred income tax benefit	(197,412)	(2,298,612)
Changes in assets and liabilities:
Accounts receivable	(679,643)	379,629
Prepaid income taxes and other current assets	20,000	1,485,320
Accounts payable, royalties payable and other accrued liabilities	646,410	207,613
Income taxes payable	1,098,425	—
Net cash provided by operating activities	20,006,377	14,816,366
Cash flows from investing activities:
Additions to unproved oil and gas properties	(148,862)	(504,551)
Additions to proved oil and gas properties	(4,435,945)	(4,870,976)
Additions to gathering system properties	(297,841)	(731,046)
Additions to land, buildings and property and equipment	(5,745)	(419,125)
Proceeds from sale of oil and gas properties	450,000	—
Prepaid drilling costs	379	745
Net cash used in investing activities	(4,438,014)	(6,524,953)
Cash flows from financing activities:
Buyback of common shares	(2,423,007)	(9,078,522)
Exercise of stock options	85,338	—
Net cash used in financing activities	(2,337,669)	(9,078,522)
Effect of currency rates on cash, cash equivalents and restricted cash	(2,042)	10,169
Increase in cash, cash equivalents and restricted cash	13,228,652	(776,940)
Cash, cash equivalents and restricted cash, beginning of period	13,836,771	14,613,711
Cash, cash equivalents and restricted cash, end of period	$27,065,423	$13,836,771

Supplemental cash flow disclosures:
Income taxes paid	$3,444,025	$1,320,000
Interest paid	$95,942	$114,515

Non-cash investing activities:
Change in unproved properties accrued in accounts payable and accrued liabilities	$(65,000)	$—
Change in proved properties accrued in accounts payable and accrued liabilities	$(1,097,257)	$(1,825,230)
Change in gathering system accrued in accounts payable and accrued liabilities	$(25,399)	$26,373
Asset retirement obligation asset additions and adjustments	$33,234	$37,722

The accompanying notes are an integral part of these consolidated financial statements

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2021 and 2020

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

Epsilon requested a preliminary injunction but was unsuccessful in obtaining that injunction.  Epsilon filed a motion to amend its original Complaint.  Chesapeake opposed.  The Court ruled in Epsilon’s favor and allowed Epsilon’s amendment. Chesapeake moved to dismiss the amended Complaint.  The Court granted the motion to dismiss without prejudice to Epsilon’s right to file a new lawsuit based on new proposals made after the Court’s decision.  Epsilon filed a motion for reconsideration of that decision.  The motion for reconsideration was fully briefed in November 2021.  Epsilon filed a notice of additional evidence to the motion for reconsideration on January 4, 2022.  The motion for reconsideration was denied on January 18, 2022.

Epsilon filed a notice of appeal on February 15, 2022 challenging both the motion to dismiss and motion for reconsideration decisions.  Chesapeake filed a cross-appeal on March 1, 2022.  A briefing schedule has not yet been set but a decision on the appeal is expected in the fourth quarter of 2022.

On February 25, 2022, the Board of Directors approved a quarterly cash dividend of $0.0625 per common share, payable on March 31, 2022, to shareholders of record at the close of business on March 8, 2022. With the initiation of a cash dividend, Epsilon intends to pay regular quarterly dividends, with future dividend payments subject to quarterly review and approval by its Board of Directors. At this quarterly dividend rate, the annual dividend rate for the fiscal year 2022 is $0.25 per share.

The Board of Directors also authorized the repurchase of up to 1,183,410 of the outstanding common shares, representing 5% of the outstanding common shares of Epsilon, for an aggregate purchase price of not more than US $8.0 million, pursuant to a normal course issuer bid, during the one-year period commencing on March 8, 2022. The program will end on March 7, 2023 unless the maximum amount of common shares is purchased before then or Epsilon provides earlier notice of termination.

2. Basis of Preparation

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

For the years ended December 31, 2021 and 2020

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts in the Consolidated Statements of Cash Flows as of December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Cash and cash equivalents	$26,497,305	$13,270,913
Restricted cash included in other assets	568,118	565,858
Cash, cash equivalents and restricted cash in the statement of cash flows	$27,065,423	$13,836,771

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

Our allowance for doubtful accounts was nil as of December 31, 2021 and 2020.

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2021 and 2020

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

When circumstances indicate that the gathering system properties may be impaired, Epsilon compares expected undiscounted future cash flows related to the gathering system to the unamortized capitalized cost of the asset. If the expected undiscounted future cash flows are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is generally calculated using the Income Approach, which considers estimated discounted future cash flows.

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

For the years ended December 31, 2021 and 2020

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

Oil and Other Liquids Revenue

The source of the Company’s oil and other liquids revenue is its ownership interest in wells in Oklahoma.  The Company does not operate the wells and has elected not to receive its proportionate share of the production.  As such, under the Joint Operating Agreement, the operators have control of the marketing of this production at current market prices and remits our net revenue interest less taxes and fees on a monthly basis. The Company recognizes revenue with a monthly accrual of its proportionate share of volumes produced at an estimated market price.

Accounts Receivable and Other

Accounts receivable – Oil, natural gas liquid and natural gas receivables consist of amounts due from purchasers for commodity sales from our revenue interest in the leases in Northwestern Pennsylvania and Oklahoma. Payments from purchasers are typically due by the last day of the month following the month of delivery. Gathering fee revenue consists of fees due from the operator of the Auburn GGS, as an agent for the Company fulfilling the operations of the gathering

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2021 and 2020

system. Payments from the operator are typically due 60 days from the last day of the month of transmission. The Company’s operations do not result in any contract assets or liabilities on the accompanying consolidated balance sheets.

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

Financial Instruments and Fair Value

Epsilon’s financial instruments consist of cash, cash equivalents, restricted cash, commodity derivative contracts, accounts receivable, accounts payable, and long-term debt.

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

Cash, cash equivalents, restricted cash, accounts receivable, and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. The Company’s revolving line of credit has a recorded value that approximates its fair value since its variable interest rate is tied to current market rates and the applicable margins represent market rates.

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

For the years ended December 31, 2021 and 2020

at a differential to the NYMEX or the published natural gas index prices for the producing area due to the natural gas quality and the proximity to major consuming markets. Our derivative transactions have included the following:

●	Fixed-price swaps—where a fixed-price is received for production and a variable market price is paid to the contract counterparty.
●	Basis swap contracts—which guarantee a specified price differential between the price at Henry Hub and our physical pricing points. If the settled price differential is greater than the swapped basis, then we receive a payment from the counterparty in the amount of the difference between the two. If the settled price differential is less than the swapped basis, then we make a payment to the counterparty for the difference between the two.
●	Two-way collar contracts—which guarantee a specified price range for NYMEX by using the proceeds of selling a call option at a specified strike price (the “Ceiling”) to finance the purchase of a put option at a specified strike price (the “Floor”).

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable and derivative contracts. Exposure to credit risk associated with these instruments is controlled by (i) placing assets and other financial interests with credit-worthy financial institutions, (ii) maintaining policies over credit extension that include the evaluation of customers’ financial condition and monitoring paying history, although the Company does not have collateral requirements and (iii) netting derivative assets and liabilities for counterparties with a legal right of offset. At December 31, 2021 and 2020, the cash and cash equivalents were primarily concentrated in two financial institutions, one in Canada and one in the US. The Company periodically assesses the financial condition of these institutions and believe that any possible credit risk is minimal.

Geographic Locations of Operations

Approximately 93% and 97% of our production during fiscal 2021 and 2020, respectively was derived from natural gas production and gathering system revenues in the state of Pennsylvania. As a result of this geographic concentration, we may be disproportionately exposed to the effect of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, weather events or interruption of the processing or transportation of crude oil or natural gas.

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2021 and 2020

Income Taxes

Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis. Epsilon assesses the realizability of deferred tax assets and recognizes valuation allowances as appropriate (see Note 9).

Foreign Currency Transactions

Even though the Canadian dollar is the functional currency of Epsilon Energy Ltd. (the parent entity), the United States dollar is the reporting currency for all of Epsilon’s consolidated subsidiaries. Any gains or losses on transactions or monetary assets or liabilities in currencies other than the functional currency are included in net income in the current period. Gains and losses on translation of balances denominated in Canadian dollars are included in accumulated other comprehensive income.

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

Leases

Agreements under which the Company makes payments to owners in return for the right to use an asset for a period are accounted for as leases. Leases that transfer substantially all the risks and rewards of ownership to third parties are recorded at inception as finance leases within property and equipment and debt. Assets acquired under capital leases are amortized over the estimated useful lives of the underlying assets. All other leases are accounted for as operating leases and the related lease payments are charged to expense as incurred on a straight-line basis over the term of the lease.

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

For the years ended December 31, 2021 and 2020

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (ASU 2016-02), which significantly changes accounting for leases by requiring that lessees recognize a right of use asset and a related lease liability representing the obligation to make lease payments, for all lease transactions with terms greater than one year. Additional disclosures about an entity’s lease transactions will also be required. ASU 2016-02 defines a lease as “a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration.” In July, the FASB voted to extend the adoption date by one year for private and non-profit companies, and thus emerging growth companies as well. As an emerging growth company, Epsilon plans to defer adoption of ASU 2016-02 until the fiscal year beginning after December 15, 2021. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented in the financial statements using a modified retrospective approach. Epsilon is currently assessing the expected impact on our financial statements and will adopt for the year beginning in January 2022. We do not expect a material effect from the adoption of this ASU.

4. Property and Equipment

The following table summarizes the Company’s property and equipment at December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	$138,032,413	$133,902,723
Unproved properties	21,700,926	21,552,063
Accumulated depletion, depreciation, amortization and impairment	(102,480,972)	(98,200,111)
Total oil and gas properties, net	57,252,367	57,254,675
Gathering system	42,475,086	42,202,644
Accumulated depletion, depreciation, amortization and impairment	(33,443,949)	(32,101,624)
Total gathering system, net	9,031,137	10,101,020
Land	637,764	637,764
Buildings and other property and equipment, net	309,102	338,419
Total property and equipment, net	$67,230,370	$68,331,878

Property Acquisitions

During the years ended December 31, 2021 and 2020, no additional acreage was acquired.

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2021 and 2020

Property Sale

In December 2021, the Company completed the sale of its shallow rights leases and wells in Oklahoma for $450,000. No property sales occurred in 2020.

Property Impairment

Epsilon performs a quantitative impairment test whenever events or changes in circumstances indicate that an asset group's carrying amount may not be recoverable, over proved properties using the published NYMEX forward prices, timing, methods and other assumptions consistent with historical periods. When indicators of impairment are present, tests require that the Company first compare expected future undiscounted cash flows by asset group to their respective carrying values. If the carrying amount exceeds the estimated undiscounted future cash flows, a reduction of the carrying amount of the natural gas properties to their estimated fair values is required. This is determined based on discounted cash flow techniques using significant assumptions including projected revenues, future commodity prices, and a market-specific weighted average cost of capital which are affected by expectations about future market and economic conditions. Additionally, GAAP requires that if an exploratory well is determined not to have found proved reserves, the costs incurred, net of any salvage value, should be charged to expense.

During the three months ended March 31, 2020, Epsilon recognized certain indicators of impairments specific to our Oklahoma assets related to historically low oil and NGL prices and determined that the carrying value of those assets was not recoverable. As a result of this assessment, a $1.76 million impairment was assessed on the Company’s Oklahoma assets at March 31, 2020. No further impairment was required for the year ended December 31, 2020 or for the year ended December 31, 2021.

5. Revolving Line of Credit

The Company has a senior secured revolving credit facility (“Facility”) which includes a total commitment of up to $100 million. The current borrowing base is $14 million, which is subject to semi-annual redetermination. There are currently no borrowings under the Facility. If Epsilon decided to access the Facility, depending on the level of borrowing, the Company might need to increase its hedging activity. Borrowings from the Facility may be used for the acquisition and development of oil and gas properties, investments in cash flow generating assets complimentary to the production of oil and gas, and for letters of credit and other general corporate purposes. Upon each advance, interest is charged at the highest of a) rate of LIBOR plus an applicable margin (2.75%-3.75% based on the percent of the line of credit utilized), b) the Prime Rate, or c) the sum of the Federal Funds Rate plus 0.5%.

Effective April 6, 2021, the agreement was amended to extend the maturity date to March 1, 2024. In addition, the agreement was amended to include a Benchmark Replacement definition and transition plan to be used at such time when the LIBOR rate is discontinued.

On June 28, 2021, the borrowing base was decreased from $18 million to $14 million.

On November 23, 2021, the borrowing base of $14 million was reaffirmed until May 1, 2022, the next periodic redetermination of the borrowing base.

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

For the years ended December 31, 2021 and 2020

●	Leverage ratio less than 3.0 based on income adjusted for interest, taxes and non-cash amounts.

The Company was in compliance with the financial covenants of the Credit Facility as of December 31, 2021 and we expect to be in compliance with the financial covenants for the next 12 months.

A commitment fee of 0.50% is assessed quarterly on the daily average unused borrowing base on the Credit Facility

	Balance at	Balance at
	December 31,	December 31,	Current	Interest Rate
	2021	2020	Borrowing Base	3 mo.
Revolving line of credit	$—	$—	$14,000,000	LIBOR + 3.25% (1)
(1)	At December 31, 2021, the interest rate was 3.50%.

6. Shareholders’ Equity

(a)	Authorized shares

The Company is authorized to issue an unlimited number of Common Shares with no par value and an unlimited number of Preferred Shares with no par value.

(b)	Purchases of Equity Shares

Commencing on January 1, 2021, Epsilon has conducted a normal course issuer bid (“NCIB”) to repurchase our issued and outstanding common shares, when doing so has been accretive to management's estimates of intrinsic value per share. The NCIB ended on December 31, 2021. The Company used discretionary cash to fund these repurchases. During the year ended December 31, 2021, Epsilon has repurchased 534,015 common shares of the authorized 1,193,000 purchase amount and spent $2,423,007 under the NCIB. The repurchased stock had an average price of $4.54 per share.

Commencing on May 20, 2019, Epsilon conducted a normal course issuer bid (“NCIB”) to repurchase up to 1,367,762 issued and outstanding common shares. The NCIB ended on May 19, 2020. Additionally, on May 14, 2020, the Company’s Board of Directors announced its intention to commence a substantial issuer bid/issuer tender offer to purchase for cash up to an aggregate of approximately $6.2 million of its common shares. The tender offer expired on June 30, 2020. During the year ended December 31, 2020, the Company repurchased 2,994,348 common shares and spent $9,062,089, excluding fees and expenses The Company canceled all common shares taken up and paid for under the NCIB and tender offer. The Company funded the repurchases with cash on hand and did not incur debt to fund the share repurchase program.

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

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2021 and 2020

The following table contains information about our repurchase of equity securities during the year ended December 31, 2021:

			Maximum number
			of shares that
			may yet be
	Total number	Average price	purchased under
	of shares	paid per	the plans or
	purchased	share	programs
Beginning of normal-course issuer bid, January 1, 2021			1,193,000
January 2021 (1)	—	$—
February 2021 (1)	62,400	$4.07
March 2021 (1)	60,800	$3.92
April 2021 (1)	63,315	$3.89
May 2021 (1)	63,900	$4.02
June 2021 (1)	13,800	$4.77
July 2021 (1)	134,200	$5.09
August 2021 (1)	127,200	$4.97
September 2021 (1)	—	$—
October 2021 (1)	—	$—
November 2021 (1)	—	$—
December 2021 (1)	8,400	$5.46
Total as of December 31, 2021	534,015	$4.54	658,985
(1)	Epsilon repurchased these shares under its share repurchase program that commenced on January 1, 2021, as described above.

(c)	Equity Incentive Plan

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

The 2020 Plan provides for incentive compensation in the form of stock options, stock appreciation rights, restricted stock and stock units, performance shares and units, other stock-based awards and cash-based awards. Under the 2020 Plan, Epsilon will be authorized to issue up to 2,000,000 Common Shares. As of December 31, 2021, the Company granted, after the Compensation Committee approved the terms, target formulas, and peer group applicable to the performance incentive awards, 20,834 common shares and 48,000 time-based restricted shares to the CEO and the board of directors.

Restricted Stock Awards

For the year ended December 31, 2021, 48,000 common shares of Restricted Stock with a weighted average market price at grant date of $5.04 were awarded to the Company’s board of directors. For the year ended December 31, 2020, 111,900 common shares of Restricted Stock with a weighted average market price at the grant date of $3.71 were awarded to the Company’s officers, employees, and board of directors. These shares vest over a three-year period, with one-third of the shares being issued per period on the anniversary of the award resolution. The vesting of the shares is contingent on the individuals’ continued employment or service. The Company determined the fair value of the granted Restricted Stock-based on the market price of the common shares of the Company on the date of grant.

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2021 and 2020

The following table summarizes restricted stock for the years ended December 31, 2021 and 2020:

	Year ended		Year ended
	December 31, 2021		December 31, 2020
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Remaining Life	Shares	Remaining Life
	Outstanding	(years)	Outstanding	(years)
Balance non-vested Restricted Stock at beginning of period	290,070	1.60	346,499	1.67
Granted	48,000	3.00	111,900	3.00
Vested	(137,668)	—	(168,329)	—
Forfeited	(34,400)	—	—	—
Balance non-vested Restricted Stock at end of period	166,002	1.38	290,070	1.60

Stock compensation expense for the granted Restricted Stock is recognized over the vesting period. Stock compensation expense recognized during the year ended December 31, 2021 was $554,249 (for the year ended December 31, 2020, $655,924).

At December 31, 2021, the Company had unrecognized stock-based compensation related to these shares of $696,833 to be recognized over a weighted average period of 1.11 years.

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

The number of shares ultimately issued under these awards can range from zero to 200% of target award amounts. For the year ended December 31, 2021, a total of 62,501 common shares were issued and vested, of which 20,834 of the common shares were granted as a result of the Company exceeding its 2020 TSR performance target.

The PSUs are accounted for as equity awards. The fair value of the 50% for performance based on CFDAS is determined as the market price of the common shares of the Company on the date of grant. The fair value of the 50% for performance based on TSR was determined on the grant date by the application of a Monte Carlo simulation model.  For the year ended December 31, 2021, the Compensation Committee did not approve the issuance of any new PSU’s.

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2021 and 2020

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

The following table summarizes PSUs for the years ended December 31, 2021 and 2020:

	Year ended		Year ended
	December 31, 2021		December 31, 2020
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Remaining Life	Shares	Remaining Life
	Outstanding	(years)	Outstanding	(years)
Balance non-vested PSUs at beginning of period	193,167	1.60	—	—
Granted	20,834	—	214,000	1.61
Vested	(62,501)	—	(20,833)	—
Balance non-vested PSUs at end of period	151,500	0.75	193,167	1.60

Stock compensation expense for the granted PSUs is recognized over the vesting period. Stock compensation expense recognized during the year ended December 31, 2021 related to PSUs was $401,835 (for the year ended December 31, 2020, $191,840).

At December 31, 2021, the Company had unrecognized stock-based compensation related to these shares of $310,790 to be recognized over a weighted average period of 1.01 years (at December 31, 2020: $568,585 over 1.37 years).

Stock Options

As of December 31, 2021, the Company had outstanding stock options covering 218,750 Common Shares at an overall average exercise price of $5.28 per Common Share to directors, officers, and employees of the Company and its subsidiaries. These 218,750 options have a weighted average expected remaining term of approximately 1.22 years.

The following table summarizes stock option activity for the years ended December 31, 2021 and 2020:

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2021 and 2020

	Year ended		Year ended
	December 31, 2021		December 31, 2020
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
Exercise price in US$	Outstanding	Price (1)	Outstanding	Price (1)
Balance at beginning of period	245,000	$5.27	245,000	$5.27
Exercised	(16,250)		—
Expired/Forfeited	(10,000)		—
Balance at period-end	218,750	$5.28	245,000	$5.27

Exercisable at period-end	218,750	$5.28	245,000	$5.27

At December 31, 2021, the Company had unrecognized stock-based compensation related to these options of nil (for the year ended December 31, 2020: nil). The aggregate intrinsic value at December 31, 2021 was nil (at December 31, 2020: nil).

During the year ended December 31, 2021, the Company awarded no stock options (During the year ended December 31, 2020: no stock options).

The following table summarizes information for stock options outstanding at December 31, 2021:

				Weighted
			Option	Average
	Number of	Number of	Pricing	Remaining
	Options	Options	Model	Contractual Life
Exercise Price	Outstanding	Exercisable	Valuations	(in years)
As of December 31, 2021
$5.03	106,250	106,250	$250,727	2.05
$5.51	112,500	112,500	424,868	0.43
Total	218,750	218,750	$675,595	2.20

The value of the options was recorded as stock-based compensation expense, with an offsetting amount to additional paid-in capital based on the vesting terms. Stock-based compensation for the options, for the years ended December 31, 2021 and 2020, was nil and $1,867, respectively.

7. Revenue Recognition

Revenues are comprised primarily of sales of natural gas along with the revenue generated from the Company’s ownership interest in the gas gathering system in the Auburn field in Northeastern Pennsylvania. Also included to a much lesser degree is natural gas, crude oil and NGLs from Oklahoma.

Overall, product sales revenue generally is recorded in the month when contractual delivery obligations are satisfied, which occurs when control is transferred to the Company’s customers at delivery points based on contractual terms and conditions. In addition, gathering and compression revenue generally is recorded in the month when contractual service obligations are satisfied, which occurs as control of those services is transferred to the Company’s customers.

The following table details revenue for the years ended December 31, 2021 and 2020:

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2021 and 2020

	Year Ended December 31,
	2021	2020
Operating revenue
Natural gas	$31,708,185	$15,207,227
Natural gas liquids	1,053,486	88,185
Oil and condensate	1,776,496	250,140
Gathering and compression fees	7,865,825	8,879,728
Total operating revenue	$42,403,992	$24,425,280

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

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts on a case-by-case basis once there is evidence that collection is not probable. For the year ended December 31, 2021, there were no accounts for which collection was not probable.

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

The following table details accounts receivable as of December 31, 2021 and 2020:

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2021 and 2020

	December 31,	December 31,
	2021	2020
Accounts receivable
Natural gas and oil sales	$2,996,344	$2,107,910
Joint interest billing	60,134	69,495
Gathering and compression fees	1,539,976	1,736,043
Other	477	3,840
Total accounts receivable	$4,596,931	$3,917,288

8. Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes certain transactions that have generally been reported in the consolidated statements of changes in shareholders’ equity. The activity in of Accumulated Other Comprehensive Income during the years ended December 31, 2021 and 2020 consisted of the following:

	Year Ended December 31,
	2021	2020
Balance at beginning of period	$9,820,647	$9,810,478
Translation (loss) gain	(2,042)	10,169
Balance at end of period	$9,818,605	$9,820,647

9. Income Taxes

Income (loss) before income taxes is as follows for the periods indicated:

	Year ended December 31,
	2021	2020
Foreign	$(571,646)	$(614,617)
U.S.	16,639,671	2,065,208
	$16,068,025	$1,450,591

We file a federal income tax return in the United States, Canada, and various state and local jurisdictions.

We believe that we have appropriate support for the income tax positions taken and to be taken on the Company’s tax returns and that the accruals for tax liabilities are adequate for all open years based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company’s tax returns are open to audit under the statute of limitations for the years ended December 31, 2018 through December 31, 2021.

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2021 and 2020

The following tables present the Company’s current and deferred tax expense (benefit) for the periods indicated:

	Year ended December 31,
	2021	2020
Current:
Federal	$3,152,866	$2,214,430
State	1,485,054	659,602
Total current income tax expense	4,637,920	2,874,032
Deferred:
Federal	84,631	(1,788,587)
State	(282,043)	(510,025)
Total deferred tax expense (benefit)	(197,412)	(2,298,612)
Income tax expense	$4,440,508	$575,420

The following table presents the reconciliation of our income taxes calculated at the statutory federal tax rate to the income tax provision in our financial statements. Our effective tax rate for 2021 differs from the statutory rate primarily due to states taxes and the recognition of a valuation allowance on our Canadian and Oklahoma state deferred tax assets. Our effective tax rate for 2020 differs from the statutory rate primarily due to the recognition of a valuation allowance on our Canadian and Oklahoma state deferred tax assets.

	Year Ended		Year Ended
	December 31,	Effective	December 31,	Effective
	2021	Tax Rate	2020	Tax Rate
Income tax provision computed at the statutory federal tax rate	$3,377,625	21.00%	$304,622	21.00%
Difference in Canadian and U.S. tax rate	(11,433)	(0.07)%	(33,804)	(2.33)%
Correction of Canadian deferred tax balances	762,000	4.74%	—	—%
Valuation allowance on Canadian loss	(688,388)	(4.28)%	162,874	11.23%
Return to provision adjustment	57,875	0.36%	(87)	(0.01)%
State taxes	1,057,924	6.58%	(141,695)	(9.77)%
State Valuation Allowance	(107,545)	(0.67)%	259,858	17.91%
Miscellaneous other items	(7,550)	(0.05)%	23,652	1.63%
Income tax expense	$4,440,508	27.61%	$575,420	39.66%

Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Net deferred tax liabilities consisted of the following at December 31, 2021 and 2020:

	As of December 31,
	2021	2020
Deferred tax assets:
State net operating loss carryforwards	$244,582	$350,565
Canadian net operating loss carryforwards	11,669,601	12,357,988
ARO	796,339	902,419
Unrealized derivatives/other	255,852	137,275
Gross deferred tax assets	12,966,374	13,748,247
Valuation allowance	(11,821,914)	(12,617,846)
Total deferred tax assets	1,144,460	1,130,401
Deferred tax liabilities:
Oil and gas property	(8,558,064)	(8,459,810)
Partnership	(2,491,836)	(2,773,443)
Gross deferred tax liabilities	(11,049,900)	(11,233,253)
Net deferred tax liability	$(9,905,440)	$(10,102,852)

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2021 and 2020

As of December 31, 2021, we have no federal net operating loss carry-forwards and approximately $7.7 million of state net operating loss carry-forwards, of which $.3 million expires in 2037 and the remaining can be carried forward indefinitely. These loss carryforwards may reduce future taxable income, however, the extent of which may be limited due to any IRC Section 382 limitation. A valuation allowance of $0.2 million is applicable to the net state deferred tax assets attributable to Oklahoma because of objective negative evidence on the cumulative loss incurred in the state over the three-year period ended December 31, 2021. As of December 31, 2021, we have $42.5M of Canadian net operating loss carry-forwards.  A valuation allowance of $11.7 million attributable to Canadian net operating losses and other tax carryovers is recorded because it is more likely than not that they will not be utilized.

On March 18, 2020, the Families First Coronavirus Response Act ("FFCR Act"), and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") were each enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous tax provisions, such as deferring payroll tax payments, establishing a credit for the retention of certain employees, relaxing limitations on the deductibility of interest, updating the definition of qualified improvement property, modification of the utilization limitations on net operating losses, and the ability to accelerate timing of refundable AMT credits. This legislation currently has no material impact to income tax expense on the Company’s financial statements.

As a result of the Company's analysis, management has determined that the Company does not have any material uncertain tax positions. The Company recognizes interest expense and penalties related to the uncertain tax position in the income tax expense line in the accompanying consolidated statements of operations and comprehensive loss. Accrued interest and penalties are included in other non-current liabilities in the consolidated balance sheets and were $0 as of December 31, 2021 and 2020.

10. Commitments and Contingencies

The Company’s future minimum lease commitments as of December 31, 2021 are summarized in the following table:

Year ended
December 31,	Payments
2022	$106,797
2023	36,013
$142,810

The Company enters into commitments for capital expenditures in advance of the expenditures being made. As of December 31, 2021, we had commitments of $3.7 million for capital expenditures.

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2021 and 2020

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

Epsilon requested a preliminary injunction but was unsuccessful in obtaining that injunction.  Epsilon filed a motion to amend its original Complaint.  Chesapeake opposed.  The Court ruled in Epsilon’s favor and allowed Epsilon’s amendment. Chesapeake moved to dismiss the amended Complaint.  The Court granted the motion to dismiss without prejudice to Epsilon’s right to file a new lawsuit based on new proposals made after the Court’s decision.  Epsilon filed a motion for reconsideration of that decision.  The motion for reconsideration was fully briefed in November 2021.  Epsilon filed a notice of additional evidence to the motion for reconsideration on January 4, 2022.  The motion for reconsideration was denied on January 18, 2022.

Epsilon filed a notice of appeal on February 15, 2022 challenging both the motion to dismiss and motion for reconsideration decisions.  Chesapeake filed a cross-appeal on March 1, 2022.  A briefing schedule has not yet been set but a decision on the appeal is expected in the fourth quarter of 2022.

11. Net Income Per Share

Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed based upon the weighted-average number of common shares outstanding during the period plus the assumed issuance of common shares for all potentially dilutive securities.

The net income used in the calculation of basic and diluted net income per share are as follows:

	Year ended December 31,
	2021	2020
Net income (loss) available to shareholders	$11,627,517	$875,171

In calculating the net income per share, basic and diluted, the following weighted-average shares were used:

	Year ended December 31,
	2021	2020
Basic weighted-average number of shares outstanding	23,705,193	25,122,501
Unvested time-based restricted shares	82,958	—
Unvested performance-based restricted shares	68,951	—
Diluted weighted average shares outstanding	23,857,102	25,122,501

We excluded the following shares from the diluted EPS because their inclusion would have been anti-dilutive.

	Year ended December 31,
	2021	2020
Anti-dilutive options	218,750	245,000
Anti-dilutive unvested time-based restricted shares	83,044	290,070
Anti-dilutive unvested performance-based restricted shares	82,549	193,167
Total Anti-dilutive shares	384,343	728,237

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2021 and 2020

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

The Company’s reportable segments are as follows:

a.	The Upstream segment activities include acquisition, development and production of primarily natural gas reserves on properties within the United States;
b.	The Gas Gathering segment partners with two other companies to operate a natural gas gathering system; and
c.	The Corporate segment activities include corporate listing and governance functions of the Company.

Segment activity as of, and for the years ended December 31, 2021 and 2020 is as follows:

	Upstream	Gas Gathering	Corporate		Elimination	Consolidated
As of and for the year ended December 31, 2021
Operating revenue
Natural gas	$31,708,185	$—	$—		$—	$31,708,185
Natural gas liquids	1,053,486	—	—		—	1,053,486
Oil and condensate	1,776,496	—	—		—	1,776,496
Gathering and compression fees	—	9,460,508	—		(1,594,683)	7,865,825
Total operating revenue (1)	$34,538,167	$9,460,508	$—		$(1,594,683)	$42,403,992

Net earnings (loss) for the period	$21,168,455	$5,790,780	$(15,331,718)	(3)	$—	$11,627,517
Operating costs	7,897,738	2,321,329	—		(1,594,683)	8,624,384
Development geological and geophysical expenses	40,299	—	—		—	40,299
Depletion, depreciation, amortization and accretion	5,278,617	1,348,399	—		—	6,627,016
Impairment	153,058	—	—		—	153,058

Segment assets	$85,828,508	$13,506,775	$127,311		$—	$99,462,594
Capital expenditures (2)	4,638,448	272,442	—		—	4,910,890
Proved properties (net)	35,551,441	—	—		—	35,551,441
Unproved properties (net)	21,700,926	—	—		—	21,700,926
Gathering system (net)	—	9,031,137	—		—	9,031,137
Other property and equipment (net)	946,866	—	—		—	946,866

As of and for the year ended December 31, 2020
Operating revenue
Natural gas	$15,207,227	$—	$—		$—	$15,207,227
Natural gas liquids	88,185	—	—		—	88,185
Oil and condensate	250,140	—	—		—	250,140
Gathering and compression fees	—	10,711,823	—		(1,832,095)	8,879,728
Total operating revenue (1)	$15,545,552	$10,711,823	$—		$(1,832,095)	$24,425,280

Net earnings (loss) for the period	$(1,692,091)	$6,304,350	$(3,737,088)	(3)	$—	$875,171
Operating costs	8,052,471	2,261,844	—		(1,832,095)	8,482,220
Development geological and geophysical expenses	12,910	—	—		—	12,910
Depletion, depreciation, amortization and accretion	7,412,262	2,145,629	—		—	9,557,891
Impairment	1,760,000	—	—		—	1,760,000
Bad Debt Expense	—	—	—		—	—

Segment assets	$68,274,707	$18,241,454	$160,023		$—	$86,676,184
Capital expenditures (2)	3,969,422	757,419	—		—	4,726,841
Proved properties (net)	35,702,612	—	—		—	35,702,612
Unproved properties (net)	21,552,063	—	—		—	21,552,063
Gathering system (net)	—	10,101,020	—		—	10,101,020
Other property and equipment (net)	976,183	—	—		—	976,183

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2021 and 2020

(1)	Segment operating revenue represents revenues generated from the operations of the segment. Inter-segment sales during the years ended December 31, 2021 and 2020 have been eliminated upon consolidation. For the year ended December 31, 2021, we sold natural gas to 30 unique customers. Direct Energy Business Marketing, LLC and SWN Energy Services Company, LLC each accounted for 10% or more of our total revenue. For the year ended December 31, 2020, we sold natural gas to 29 unique customers. Alta Energy Marketing, LLC, EQT Energy LLC, South Jersey Resources Group, LLC, and Spotlight Energy LLC each accounted for 10% or more of our total revenue.
(2)	Capital expenditures for Upstream consist primarily of the drilling and completing of wells while Gas Gathering consists of expenditures relating to the installation of additional gathering facilities.
(3)	Segment reporting for net earnings for the period does not include non-monetary compensation, general and administrative expense, interest income, interest expense or income tax amounts as they are managed on a group basis and are instead included in the corporate column for reconciliation purposes. Additionally, gains & (losses) from commodity hedging contracts are also included in the corporate column for reconciliation purposes.

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

Epsilon has historically elected not to designate any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for these financial commodity derivative contracts using the mark-to-market accounting method. Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as gain (loss) on derivative contracts on the consolidated statements of operations and comprehensive income. The related cash flow impact is reflected in cash flows from operating activities. During 2021, Epsilon recognized losses on financial commodity derivative contracts of $4,482,909. This amount included settlements of these contracts of $4,243,085. For 2020, Epsilon recognized gains on financial commodity derivative contracts of $2,503,655. This amount included cash received on settlements of these contracts of $4,503,457.

Commodity Derivative Contracts

At December 31, 2021, Epsilon had two outstanding natural gas commodity two-way costless collar contracts.

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2021 and 2020

At December 31, 2020, we had no outstanding contracts.

	Fair Value of Derivative Assets
	December 31,	December 31,
	2021	2020
Current
Basis swap	$—	$—
Two-way costless collar	13,312	—
	$13,312	$—

	Fair Value of Derivative Liabilities
	December 31,	December 31,
	2021	2020
Current
Basis swap	$—	$—
Two-way costless collar	(253,136)	—
	$(253,136)	$—

Net Fair Value of Derivatives	$(239,824)	$—

The following table presents the changes in the fair value of Epsilon’s commodity derivatives for the periods indicated:

	Year ended December 31,
	2021	2020
Fair value of asset (liability), beginning of the period	$—	$1,999,802
Gains (losses) on derivative contracts included in earnings	(4,482,909)	2,503,655
Settlement of commodity derivative contracts	4,243,085	(4,503,457)
Fair value of asset, end of the period	$(239,824)	$—

14. Asset Retirement Obligations

Asset retirement obligations were estimated by management based on Epsilon’s net ownership interest in all wells and the gathering system, estimated costs to reclaim and abandon such assets and the estimated timing of the costs to be incurred in future periods, and the forecast risk free cost of capital. Epsilon has estimated the net present value of its total asset retirement obligations to be $2.8 million as of December 31, 2021 ($3.2 million at December 31, 2020) based on a total net future undiscounted liability of approximately $7.4 million ($8.8 million at December 31, 2020). Each year we review, and to the extent necessary, revise our asset retirement obligations estimates. During 2021 and 2020, we reviewed the actual abandonment costs with previous estimates. As a result, estimates of abandonment costs remained constant in 2021. Our overall liability decreased due to the sale of the shallow acreage leases and wells in Oklahoma.

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2021 and 2020

The following table presents the activity in Epsilon’s asset retirement obligations for the periods indicated:

	Year Ended	Year ended
	December 31,	December 31,
	2021	2020
Balance beginning of period	$3,150,243	$2,909,855
Liabilities acquired (disposed of)	(374,337)	5,826
Wells plugged and abandoned	(31,945)	(850)
Change in estimates	(8,299)	32,668
Accretion	97,994	202,744
Balance end of period	$2,833,656	$3,150,243

15. Subsequent Events

 On February 25, 2022, the Board of Directors approved a quarterly cash dividend of $0.0625 per common share, payable on March 31, 2022, to shareholders of record at the close of business on March 8, 2022. With the initiation of a cash dividend, Epsilon intends to pay regular quarterly dividends, with future dividend payments subject to quarterly review and approval by its Board of Directors. At this quarterly dividend rate, the annual dividend rate for the fiscal year 2022 is $0.25 per share.

The Board of Directors also authorized the repurchase of up to 1,183,410 of the outstanding common shares, representing 5% of the outstanding common shares of Epsilon, for an aggregate purchase price of not more than US $8.0 million, pursuant to a normal course issuer bid, during the one-year period commencing on March 8, 2022. The program will end on March 7, 2023 unless the maximum amount of common shares is purchased before then or Epsilon provides earlier notice of termination.

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

Proved undeveloped reserves (PUDs) are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. PUDs can be recorded in respect of a particular undrilled location only if the location is scheduled, under the then-current drilling and development plan, to be drilled within five years from the date that the PUDs are to be recorded, unless specific factors (such as those described in interpretative guidance issued by the Staff of the SEC) justify a longer timeframe. Likewise, absent any such specific factors, PUDs associated with a particular undeveloped drilling location shall be removed from the estimates of proved reserves if the location is scheduled, under the then-current drilling and development plan, to be drilled on a date that is beyond five years from the date that the PUDs were recorded. Epsilon has formulated development plans for all drilling locations associated with its PUDs at December 31, 2021. Under these plans, each PUD location will be drilled within five years from the date it was recorded.

Estimates for PUDs are not attributed to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

The following tables set forth Epsilon’s net proved reserves at December 31, 2021 and 2020 and changes for each of the two years in the year ended December 31, 2021. Net proved reserves at December 31 are estimated by the Company’s independent petroleum engineers, DeGolyer and MacNaughton.

EPSILON ENERGY LTD.

Supplemental Information to Consolidated Financial Statements

(Unaudited)

NET PROVED RESERVE SUMMARY

	Natural
All reserves located in United States	Gas	NGL	Oil	Total
	(MMcf)	(MBbl)	(MBbl)	(MMcfe)
Net proved reserves at December 31, 2019	124,161	—	116	125,780
Revisions of previous estimates(1)(2)	(24,251)	—	262	(21,810)
Production	(11,252)	—	(7)	(11,291)
Net proved reserves at December 31, 2020	88,658	—	371	92,679
Revisions of previous estimates(1)(3)	11,161	709	(128)	12,853
Extensions(4)	917	82	36	1,627
Production	10,233	29	25	10,558
Net proved reserves at December 31, 2021	110,969	820	305	117,718

Proved developed reserves:
At December 31, 2019	67,158	—	35	67,367
At December 31, 2020	63,789	—	19	63,901
At December 31, 2021	72,226	157	66	73,562

Proved undeveloped reserves:
At December 31, 2019	57,003	—	81	58,413
At December 31, 2020	24,869	—	353	28,778
At December 31, 2021	38,743	663	239	44,156
(1)	Revisions of previous estimates in the proved producing category are primarily attributable to changes in the natural gas price and the reserves engineers' risking of reserves estimates.
(2)	Revisions of previous estimates in the proved undeveloped category is attributable to undeveloped well locations being removed due to lease expiration and revised spacing assumptions.
(3)	Revisions of previous estimates in natural gas reserves in 2021 are primarily attributable to a higher price of natural gas in Pennsylvania.
(4)	Extensions in 2021 are primarily attributable to the successful production results of the Company’s Oklahoma well allowing for the booking of additional proved reserves on adjacent sections in which the Company owns leases.

Capitalized Costs Relating to Natural gas and oil Producing Activities

The following table sets forth the capitalized costs relating to Epsilon’s crude oil and natural gas producing activities at December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020
Proved properties	$138,032,413	$133,902,723
Unproved properties	21,700,926	21,552,063
Gathering system properties	42,475,086	42,202,644
Total Oil & Gas Properties	202,208,425	197,657,430
Accumulated depreciation, depletion, amortization and impairment	(135,924,921)	(130,301,735)
Net capitalized costs	$66,283,504	$67,355,695

EPSILON ENERGY LTD.

Supplemental Information to Consolidated Financial Statements

(Unaudited)

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

	Year ended December 31,
	2021	2020
Oil and Natural Gas Activities:
Unproved acquisition costs	$148,863	$504,551
Development costs	3,751,827	3,083,468
Total costs incurred for oil and natural gas activities	3,900,690	3,588,019
Gathering System development costs	272,442	757,419
Total costs incurred	$4,173,132	$4,345,438

Results of Operations for Natural gas and oil Producing Activities

The following table sets forth results of operations for gas producing activities for the years ended December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020
Oil and gas producing activities:
Gas sales	$31,708,185	$15,207,227
Oil and other liquid sales	2,829,982	338,325
Total revenues	34,538,167	15,545,552
Lease operating costs	(7,897,738)	(8,052,471)
Depreciation, depletion, amortization, accretion and impairment	(5,431,675)	(9,172,262)
Total costs	(13,329,413)	(17,224,733)
Results of operations from oil and gas producing activities	$21,208,754	$(1,679,181)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Natural gas and oil Reserves

The following information has been developed utilizing procedures prescribed by the Extractive Industries—Natural gas and oil Topic of the ASC and based on natural gas reserves and production volumes estimated by the reserve engineers of DeGolyer and MacNaughton. The commodity prices estimated below were based on a 12-month average of first-day-of-the-month commodity prices for the years 2021 and 2020. The following information may be useful for certain comparative purposes, but should not be solely relied upon in evaluating Epsilon or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of Epsilon.

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

EPSILON ENERGY LTD.

Supplemental Information to Consolidated Financial Statements

(Unaudited)

Management does not rely upon the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable and possible reserves as well as proved reserves, and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated.

The following table sets forth the standardized measure of discounted future net cash flows from projected production of Epsilon’s gas reserves as of December 31, 2021 and 2020.

	Year ended December 31,
	2021	2020
Future cash inflows	$353,162,054	$136,438,862
Future production costs	(104,161,488)	(66,615,749)
Future development costs(1)	(36,751,965)	(29,982,715)
Future income taxes(2)	(60,131,474)	(5,768,850)
10% annual discount for estimated timing of cash flows	(74,408,997)	(18,055,680)
Standardized measure of discounted future net cash flows	$77,708,130	$16,015,868

(1)	Costs associated with the abandonment of proved properties are included in future development costs.
(2)	Future income taxes for 2021 and 2020 were estimated using a combined federal and state statutory tax rate of approximately 28%.

Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table sets forth the changes in the standardized measure of discounted future net cash flows for the years ended December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020
Beginning balance	$16,015,868	$49,617,041
Revenue less production and other costs	(26,680,071)	(7,497,390)
Changes in price, net of production costs	70,063,892	(60,108,841)
Development costs incurred	4,581,988	2,486,362
Net changes in future development costs	(8,732,332)	10,853,422
Extensions and discoveries, less related costs	3,705,395	9,414,097
Revisions of previous quantity estimates	40,997,786	(9,646,260)
Accretion of discount	2,218,430	6,776,761
Net change in income taxes	(25,325,983)	13,499,337
Purchases of reserves in place	446,240	—
Timing differences and other technical revisions	416,917	621,339
Ending balance	$77,708,130	$16,015,868

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.     CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the design and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

With the participation of our management, we performed an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based upon our evaluation under the 2013 Framework, we have concluded that as of December 31, 2021 our disclosure controls and procedures were effective.

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

Remediation of Material Weakness

As of September 30, 2021 our disclosure controls and procedures were not effective as of such date as a result of a material weakness in our internal control over financial reporting related to the reporting of hedge losses and the related review control as of September 30, 2021.

Our management implemented a remediation plan to address the operating effectiveness control deficiencies that led to the material weakness described above. Management’s plan of remediation included incremental training with accounting software client support team, additional month end review utilizing various reporting tools, and increased communication with operations regarding monthly commodity activity. We believe the remediation to be complete.

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts discussed above, there have been no significant changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers. The names, ages, business experience (for at least the past five years) and positions of our directors and executive officers as of December 31, 2021, are set out below. Our Board of Directors consisted of seven members at such date. All directors serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified. The Board of Directors appoints the executive officers annually.

Director or Executive Officer	Age	Position with us
Mike Raleigh	65	Chief Executive Officer and Director
Lane Bond	63	Chief Financial Officer
Henry Clanton	59	Chief Operating Officer
John Lovoi	61	Chairman of the Board and Director
Matt Dougherty	41	Director
Ryan Roebuck	36	Director (resigned January 29, 2021)
Jacob Roorda	64	Director
Tracy Stephens	61	Director
Stephen Finlayson	67	Director
Jason Stankowski	51	Director (as of January 29, 2021)
David Winn	59	Director (as of January 29, 2021)

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

Henry N. Clanton. Mr. Clanton has served as our chief operating officer since January 2018. He has over 30 years of experience in the upstream E&P sector. His experience includes financial and technical management over all phases of drilling, completions, production, and field operations. Before joining us, he spent 14 years with a private E&P start-up, ARES Energy, Ltd, which he co-founded and served as a Managing Partner. Previous to that time Mr. Clanton worked with Schlumberger, ARCO Permian, and Coastal Management Company. He holds a MBA and a BS in Petroleum Engineering from Texas A&M University.

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

Matthew Dougherty. Mr. Dougherty has been a director since July 2013 and serves as Chair of the Compensation, Nominating and Governing Committee. He is a Managing Director and Partner at Advisory Research, Inc., an investment management firm, where he oversees the firm’s investments in the energy sector. He has served as the Portfolio Manager of the Advisory Research Energy Fund, LP since 2005. We believe that Mr. Dougherty is qualified to serve as a member of our board of directors because of his background in the finance and the energy industry, including natural gas and oil producers.

Ryan Roebuck. Mr. Roebuck resigned January 21, 2021.

Jacob Roorda. Mr. Roorda has been a director of the Company since March 2016. He has also been a member of our Audit Committee since March 2016, and the chair of our Conflicts Committee since February 2018. Mr. Roorda has been a director of PetroShale Inc., a Bakken focused oil and natural gas producer, since 2012 and currently serves on the Reserves Committee of PetroShale Inc. Mr. Roorda was the President and CEO of PetroShale Inc. until February 2022.  He was the Chief Executive Officer of Todd Energy Canada Ltd. from January 2015 to November 2016. None of these positions are, or have ever been, with companies affiliated with the Company. He has been certified as a Professional Engineer by the Association of Professional Engineers and Geoscientists of Alberta since 1981. We believe that Mr. Roorda is qualified to serve as a member of our board of directors as a result of his experience in the natural gas and oil industry, including his natural gas and oil business development and engineering experience, and his financial industry experience.

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

Stephen Finlayson. Mr. Finlayson has been a director since May 2019. He resigned from the audit committee and became a member of the Compensation, Nominating and Corporate Governance Committee in January 2021. In 2002, Mr. Finlayson founded and is currently Chairman of Applied Manufacturing Technologies (AMT), an independent international consulting and project services company.  Prior to founding AMT, Mr. Finlayson headed Aspen Tech’s professional services organization serving global customers in the hydrocarbon industries. Aspen Tech, a public company, trades under the symbol AZPN on the NASDAQ. Under Mr. Finlayson, Aspen’s professional services organization delivered over 50% of company revenues. With his extensive experience in the hydrocarbon industries both in public and private companies we believe that Mr. Finlayson is qualified to serve as a member of our board of directors.

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

Mr. Lovoi is the Managing Partner of JVL Advisors, LLC, beneficial owner of 7.94% of our common shares and Chairman of the Board. Mr. Raleigh is our Chief Executive Officer and a member of JVL Advisors, LLC.

The Board held seven meetings during 2021 and thirteen meetings during 2020. All Board meetings were conducted with open and candid discussions. As such, the independent directors did not hold any separate meetings, other than Audit and Compensation, Nominating and Corporate Governance Committee meetings that excluded directors who were not independent. The chairman of the Board is not an independent director. The independent members of the Board have the ability to meet on their own and are authorized to retain independent financial, legal and other experts as required whenever, in their opinion, matters come before the Board that require an independent analysis by the independent members of the Board. The Board intends to hold at least four regular meetings each year, as well as additional meetings as required. The Board has not established any required attendance levels for the Board and committee meetings. In setting the regular meeting schedule, care is taken to ensure that meeting dates are set to accommodate directors’ schedules so as to encourage full attendance.

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

Employment Agreements

All named executive officers have executed employment contracts with us. Mr. Michael Raleigh’s employment contract calls for a base pay of $150,000 per year and an equity award in an amount having a value equal to at least one time his base pay. The contract also contains provisions for severance payments equal to twelve months of current annual salary in the event that a change of control occurred. Mr. Henry Clanton’s employment contract calls for a base pay of $250,000 per year. Mr. B. Lane Bond’s employment contract calls for a base pay of $200,000 per year and contains provisions for severance payments equal to six months of current annual salary in the event that a change of control occurred.

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

The following table sets out information concerning the compensation paid to our principal executive officer and our two most highly compensated executive officers other than our principal executive officer, or our named executive officers for the two years ended December 31, 2021 and 2020. Compensation amounts in the following table are in U.S. dollars.

						Non-equity incentive
						plan compensation
			Bonuses			Annual	Long-term
Name and principal			and	Share-based	Option-based	Incentive	Incentive	Pension	Total
position	Year	Salary	Director Fees	Awards	Awards	Plans	Plans	Value	Compensation
Michael Raleigh, CEO (1)	2021	$150,000	$—	$105,003	$—	$—	$—	$—	$255,003
	2020	$—	$200,000	$728,980	$—	$—	$—	$—	$928,980
	2019	$—	$—	$189,750	$—	$—	$—	$—	$189,750
Henry Clanton, COO (2)	2021	$250,000	$75,000	$—	$—	$—	$—	$—	$325,000
	2020	$250,000	$75,000	$64,925	$—	$—	$—	$—	$389,925
	2019	$250,000	$77,500	$57,750	$—	$—	$—	$—	$385,250
B. Lane Bond, CFO (3)	2021	$200,000	$45,000	$—	$—	$—	$—	$—	$245,000
	2020	$200,000	$30,000	$—	$—	$—	$—	$—	$230,000
	2019	$200,000	$59,000	$41,250	$—	$—	$—	$—	$300,250
(1)	Mr. Raleigh worked through 2020 without a salary; however, he was granted a bonus in 2020 and the following equity awards in 2021, 2020 and 2019. Beginning in January 2021, Mr. Raleigh’s base salary is $150,000.

2021—PSU award of 20,834 common shares under the 2020 Plan valued at $5.04 per share, market price on the grant date, August 25, 2021, which vested immediately. This award was based on the 2020 TSR Performance results meeting the 200% target award amount.

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

(3)	Mr. B. Lane Bond was hired as our chief financial officer in January 2012. His current base salary is $200,000.

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

The maximum number common shares that may be issued under the 2020 Plan is 2,000,000. As of December 31, 2021, 234,834 performance stock units (“PSUs”), and 110,000 time-based restricted shares were outstanding, leaving 1,655,166 shares available to be granted under the 2020 Plan.

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

If an award holder resigns from the Company or is terminated by the Company (with or without cause), unvested shares will immediately be forfeited.

At December 31, 2021, we were authorized to issue equity securities as follows:

	Number of Shares to be	Weighted Average
	Issued Upon Exercise or	Exercise or Vesting Price	Number of Shares Remaining
	Vesting of Outstanding	of Outstanding Options	Available for Future Issuance
Plan Category	Options or Shares	or Shares	Under Equity Compensation Plans
Equity share options under Amended and Restated 2017 Stock Option Plan	218,750	$5.28	—
Common shares under Amended and Restated 2017 Stock Option Plan	56,002	$3.30	—
Common shares under 2020 Equity Incentive Plan	261,500	$4.02	1,644,999

Incentive Plan Awards for Named Executive Officers

Outstanding Share-Based Awards and Option-Based Awards as of December 31, 2021 are as follows:

	Option-based Awards					Share-based Awards
						Market or	Market or
	Number of				Number of	Payout Value	Payout Value of
	Securities			Value of	Shares or Units	of Share-Based	Vested Share-
	Underlying	Option	Option	Unexercised	of Shares that	Awards that	Based awards
	Unexercised	Exercise	Expiration	In-the-Money	Have Not	Have Not	not Paid Out or
Name	Options	Price	Date	Options	Vested	Vested	Distributed
Michael Raleigh	50,000	$5.51	06/05/22	$8,500	154,167	$875,669	$315,240
Henry Clanton	30,000	$5.03	01/30/24	$19,500	23,334	$132,537	$66,267
B. Lane Bond	22,500	$5.51	06/05/22	$3,825	4,167	$23,669	$47,333
B. Lane Bond	27,500	$5.03	01/30/24	$17,875

Incentive Plan Awards—Value Vested or Earned for Named Executive Officers

The values of incentive plan awards that were vested or earned during the year ended December 31, 2021 are as follows:

				Non-Equity Incentive Plan
	Option-Based Awards—Value	Share-based awards—Value		Compensation—Value Earned
Name	Vested During the Year	Vested During the Year		During the Year
Michael Raleigh	$—	$420,243	$	N/A
Henry Clanton	$—	$66,267	$	N/A
B. Lane Bond	$—	$47,333	$	N/A

We have adopted the 2020 Plan as an incentive-based share award plan applicable to all named executive officers and employees.

Termination and Change of Control Benefits

All of our named executive officers have entered into employment contracts with us.

Mr. Michael Raleigh’s employment contract calls for a base pay of $150,000 per year and an equity award in an amount having a value equal to at least one time his base pay. The contract also contains provisions for severance payments equal to twelve months of current annual salary in the event that a change of control occurred.

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

DIRECTOR COMPENSATION

The following table contains compensation earned in the year ended December 31, 2021 by our independent directors who are not named executive officers:

				Non-Equity
		Share-Based		Incentive Plan	Pension	All Other
Name	Fees Earned	Awards	Option‑Based	Compensation	Value	Compensation	Total
John Lovoi*	$—	$40,320	$—	$—	$—	$—	$40,320
Matthew Dougherty*	$—	$—	$—	$—	$—	$—	$—
Stephen Finlayson	$31,915	$40,320	$—	$—	$—	$—	$72,235
Jacob Roorda	$31,915	$40,320	$—	$—	$—	$—	$72,235
Tracy Stephens	$31,915	$40,320	$—	$—	$—	$—	$72,235
David Winn	$47,873	$40,320	$—	$—	$—	$—	$88,193
Jason Standowski	$31,915	$40,320	$—	$—	$—	$—	$72,235

*Mr. Lovoi, who is not independent, only receives share-based awards for his service as a board member.  Mr. Dougherty have chosen not to receive any payment for his service as a board member.

On a biannual basis, we compensate each director for services rendered (unless a director elects not to receive payment) and reimburse reasonable out-of-pocket travel expenses when incurred.

As of May 1, 2017, board member compensation is fixed at an annual fee of Cdn$80,000. Cdn$40,000 is paid in cash semi-annually in July and January and Cdn$40,000 paid as a share-based award.

Incentive Plan Awards—Value Vested or Earned During the Year for Directors (Other Than Named Executive Officers)

Outstanding Share-Based Awards and Option-Based Awards as of December 31, 2021 are as follows:

	Option-based Awards				Share-based Awards
						Market or	Market or
	Number of				Number of	Payout Value	Payout Value of
	Securities			Value of	Shares or Units	of Share-Based	Vested Share-
	Underlying	Option	Option	Unexercised	of Shares that	Awards that	Based awards
	Unexercised	Exercise	Expiration	In-the-Money	Have Not	Have Not	not Paid Out or
Name	Options	Price	Date	Options	Vested	Vested	Distributed
John Lovoi	10,000	$5.51	6/5/2022	$1,700	19,333	$109,811	$60,587
Stephen Finlayson	—	$—		$—	19,333	$109,811	$43,547
Jacob Roorda	12,500	$5.03	1/9/2024	$8,125	19,333	$109,811	$60,587
Tracy Stephens	—	$—		$—	19,333	$109,811	$60,587
David Winn	—	$—		$—	8,000	$45,440	$—
Jason Standowski	—	$—		$—	8,000	$45,440	$—

The values of incentive plan awards that were vested or earned during the year ended December 31, 2021 are as follows:

				Non-Equity Incentive Plan
	Option-Based Awards—Value	Share-based awards—Value		Compensation—Value Earned
Name	Vested During the Year	Vested During the Year		During the Year
John Lovoi	$—	$60,587	$	N/A
Stephen Finlayson	$—	$43,547	$	N/A
Jacob Roorda	$—	$60,587	$	N/A
Tracy Stephens	$—	$60,587	$	N/A

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table set forth below is information with respect to beneficial ownership of common shares as of March 23, 2022, by our named executive officers, by each of our directors, by all our current executive officers and directors as a group, and by each person known to us who beneficially own 5% or more of the outstanding common shares. To our knowledge, each person named in the table has sole voting and investment power with respect to the common shares identified as beneficially owned.

Unless otherwise indicated, the address of each of the individuals named below is c/o Epsilon Energy Ltd., 16945 Northchase Drive, Suite 1610, Houston, Texas 77060.

	Number of	Percentage of
	Common	Common
Name of Beneficial Owner	Shares	Shares Owned
5% Stockholders
Advisory Research, Inc.(1)	3,168,133	13.39%
JVL Advisors, LLC (2)	1,842,644	7.79%
azValor Asset Management SGIIC SA (3)	3,652,163	15.43%
Paragon Associates (4)	1,283,245	5.42%
Solas Capital Management LLC (5)	4,250,137	17.96%
Named Executive Officers and Directors
Matthew Dougherty (6)	3,265,783	13.80%
Jacob Roorda (7)	108,567	*
Bruce Lane Bond (8)	151,833	*
John Lovoi (9)	1,880,811	7.94%
Tracy Stephens (10)	32,567	*
Stephen Finlayson (11)	11,667	*
Jason Stankowski (12)	445,267	*
Henry Clanton (13)	59,166	*
Michael Raleigh (14)	374,667	*
All executive officers and directors as a group (9 persons) (15)	6,330,327	26.57%
*	Indicates beneficial ownership of less than 5% of outstanding shares.
(1)	The address of Advisory Research, Inc., or ARI, is 180 North Stetson Avenue, Suite 5500, Chicago, Illinois 60601. Advisory Research, Inc. (“ARI”) is the general partner of Advisory Research Energy Fund, L.P., the direct beneficial holder of the common shares, as reported on a Schedule 13G filed with the SEC on February 16, 2021.
(2)	The address of JVL Advisors, LLC, or JVL, is 10000 Memorial Drive, Houston, Texas 77024. John Lovoi, the chairman of our board of directors, and the managing partner of JVL, exercises the voting and dispositive power with respect to the common shares held by JVL.
(3)	The address of azValor Asset Management SGIIC SA, or azValor, is Paseo de la Castellana 10, 3rd, Madrid, 28046, Spain. Alvaro Guzmàn de Làzaro, Chief Investment Officer at azValor, exercises the voting and dispositive power with respect to the common shares held by azValor.
(4)	The address of Paragon Associates and Paragon Associates II Joint Venture is 500 Crescent Court, Suite 260, Dallas, Texas 75201. Bradbury Dyer III is the managing partner of Paragon Associates Joint Venture and exercises the voting and dispositive power with respect to the common shares held by Paragon Associates Joint Venture.

(5)	The address of Solas Capital Management, LLC is 405 Park Avenue, New York, NY 10022. Pursuant to a Schedule 13G filed with the SEC on February 14, 2020, Solas Capital Management, LLC (“Solas”) and Frederick Tucker Golden share voting and dispositive power with respect to these common shares. All of the securities reported are owned by advisory clients of Solas, none of which is a beneficial owner of more than 5% as of July 14, 2020.
(6)	Includes 97,650 shares held by Mr. Dougherty individually. Mr. Dougherty is a member of our board of directors.
(7)	Mr. Roorda is a member of our board of directors. Includes 25,000 shares held by Mr. Roorda’s spouse, and 12.500 shares issuable upon the exercise (at exercise price of $5.03) of options exercisable within 60 days of March 25, 2021.
(8)	Includes 50,000 shares issuable upon the exercise (at exercise price of $5.03-$5.51) of options exercisable within 60 days of March 25, 2021. Mr. Bond is our chief financial officer.
(9)	Includes the shares held by JVL. Includes 10,000 shares issuable upon the exercise (at exercise price of $5.51) of options held by Mr. Lovoi and exercisable within 60 days of March 25, 2021. Mr. Lovoi is the chairman of our board of directors.
(10)	Mr. Stephens is a member of our board of directors.
(11)	Mr. Finlayson is a member of our board of directors.
(12)	Mr. Stankowski is a member of our board of directors and a partner and portfolio manager for Clayton Partners, LLC.
(13)	Includes 30,000 shares issuable upon the exercise (at exercise price of $5.03) of options exercisable within 60 days of March 25, 2021. Mr. Clanton is our chief operating officer.
(14)	Includes 50,000 shares issuable upon the exercise (at exercise price of $5.51) of options exercisable within 60 days of March 25, 2021. Mr. Raleigh is our chief executive officer and a member of our board of directors.
(15)	Includes 152,500 shares issuable upon the exercise (at exercise price of $5.03-$5.51) of options exercisable within 60 days of March 25, 2021.

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

Our Board has determined that Messrs. Matthew Dougherty, Jacob Roorda, Tracy Stephens, Stephen Finlayson, Jason Stankowski (as of January 21, 2021) and David Winn (as of January 21, 2021) are independent in accordance with the listing requirements of the NASDAQ Global Market, representing over 50% of the Board. Our Board conducted its independence analysis for each of its current members other than John Lovoi and Michael Raleigh, considering all relevant facts and circumstances, including the director’s other commercial, accounting, legal, banking, consulting, charitable and familial relationships. Pursuant to its review, the Board determined that with respect to each of its current members other than John Lovoi and Michael Raleigh, there are no disqualifying factors with respect to director independence enumerated in the listing standards of NASDAQ or any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that each such member is an “independent director” as defined in the listing standards of NASDAQ.

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

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table summarizes fees billed to us for fiscal 2021 and for fiscal 2020 by our principal auditors, BDO USA, LLP:

	December 31,	December 31,
	2021	2020
Audit Fees:
Audit of financial statements	$407,588	$479,323
Audit related fees	—	5,777
Total Audit Fees	$407,588	$485,100

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)1.	Financial Statements:
Report of Independent Registered Public Accounting Firm (PCAOB ID 243)
Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020.
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2021 and December 31, 2020.
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2021 and December 31, 2020.
Consolidated Statements of Cash Flows for the years ended December 31, 2021 and December 31, 2020.
Notes to Consolidated Financial Statements

(a)2.	Financial Statement Schedules:
There are no Financial Statement Schedules included with this filing for the reason that they are not required.

(a)3.	Exhibits

3.1	Articles of Incorporation of Epsilon Energy Ltd (incorporated by reference to Exhibit 3.1 of Form 10, File No. 001-38770, filed on December 21, 2018).

3.2	Bylaws of Epsilon Energy Ltd. (incorporated by reference to Exhibit 3.2 of Form 10, File No. 001-38770, filed on December 21, 2018)

3.3	Articles of Amendment dated December 19, 2019 (incorporated by reference to Exhibit 3.3 of Form 10, File No. 001-38770, filed on December 21, 2018)

4.1	Description of Registrant’s Securities Registered Under Section 12 of the Exchange Act. (incorporated by reference to Exhibit 4.1 of Form 10-K, File No. 001-38770, filed on March 18, 2020)

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

10.13+	Michael Raleigh Executive Employment Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 001-38770, filed on February 2, 2021)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of Form 10, File No. 001-38770, filed on December 21, 2018)

23.1*	Consent of DeGolyer and MacNaughton

23.2*	Consent of BDO USA, LLP

31.1*	Rule 13a-14(a)/15d-14(a) Certification.

31.2*	Rule 13a-14(a)/15d-14(a) Certification.

32.1**	Section 1350 Certifications.

32.2**	Section 1350 Certifications.

99.1*	Summary Reserve Report

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
+	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 23, 2022.

Epsilon Energy Ltd.

By: /s/ B. Lane Bond
B. Lane Bond
Chief Financial Officer
(duly authorized to sign on behalf of the registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Michael Raleigh	Chief Executive Officer and Director	March 23, 2022
Michael Raleigh	(Principal Executive Officer)

/s/ B. Lane Bond	Chief Financial Officer	March 23, 2022
B. Lane Bond	(Principal Financial and Accounting Officer)

/s/ John Lovoi	Chairman of the Board	March 23, 2022
John Lovoi

/s/ Matthew Dougherty	Director	March 23, 2022
Matthew Dougherty

/s/ Stephen Finlayson	Director	March 23, 2022
Stephen Finlayson

/s/ Jacob Roorda	Director	March 23, 2022
Jacob Roorda

/s/ Jason Stankowski	Director	March 23, 2022
Jason Stankowski

/s/ Tracy Stephens	Director	March 23, 2022
Tracy Stephens

/s/ David Winn	Director	March 23, 2022
David Winn