Form 10-Q
period 2022-03-31
Epsilon Energy Ltd.
filed 2022-05-12
CIK 1726126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Yes ☐ No ⌧

As of May 10, 2022, there were 23,773,203 Common Shares outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report constitute forward-looking statements. The use of any of the words ‘‘anticipate,’’ ‘‘continue,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘may,’’ ‘‘will,’’ ‘‘project,’’ ‘‘should,’’ ‘‘believe,’’ and similar expressions and statements relating to matters that are not historical facts constitute ‘‘forward looking information’’ within the meaning of applicable securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated. Such forward-looking statements are based on reasonable assumptions, but no assurance can be given that these expectations will prove to be correct and the forward-looking statements included in this report should not be unduly relied upon. These statements are made only as of the date of this report. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to natural gas and oil production rates, commodity prices for crude oil or natural gas, supply and demand for natural gas and oil; the estimated quantity of natural gas and oil reserves, including reserve life; future development and production costs, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2021, and those described from time to time in our future reports filed with the Securities and Exchange Commission. You should consider carefully the statements under Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2021. Our Annual Report on Form 10-K for the year ended December 31, 2021 is available on our website at www.epsilonenergyltd.com.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$30,070,813	$26,497,305
Accounts receivable	6,468,261	4,596,931
Other current assets	465,694	569,870
Total current assets	37,004,768	31,664,106
Non-current assets
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	140,557,389	138,032,413
Unproved properties	21,793,526	21,700,926
Accumulated depletion, depreciation, amortization and impairment	(103,558,669)	(102,480,972)
Total oil and gas properties, net	58,792,246	57,252,367
Gathering system	42,490,479	42,475,086
Accumulated depletion, depreciation, amortization and impairment	(33,727,110)	(33,443,949)
Total gathering system, net	8,763,369	9,031,137
Land	637,764	637,764
Buildings and other property and equipment, net	300,318	309,102
Total property and equipment, net	68,493,697	67,230,370
Other assets:
Restricted cash	568,854	568,118
Total non-current assets	69,062,551	67,798,488
Total assets	$106,067,319	$99,462,594

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable trade	$1,820,112	$1,189,905
Gathering fees payable	843,523	963,546
Royalties payable	1,956,002	1,853,508
Income taxes payable	3,255,717	1,098,425
Accrued capital expenditures	732,523	1,016,830
Other accrued liabilities	802,188	1,098,127
Fair value of derivatives	—	239,824
Asset retirement obligations	11,209	85,207
Total current liabilities	9,421,274	7,545,372
Non-current liabilities
Asset retirement obligations	2,774,709	2,748,449
Deferred income taxes	9,928,126	9,905,440
Total non-current liabilities	12,702,835	12,653,889
Total liabilities	22,124,109	20,199,261
Commitments and contingencies (Note 9)
Shareholders' equity
Common shares, no par value, unlimited shares authorized and 23,706,953 issued and outstanding at March 31, 2022 and 24,202,218 issued and 23,668,203 shares outstanding at December 31, 2021.	129,602,044	131,815,739
Treasury shares, 0 at March 31, 2022 and 534,015 at December 31, 2021	—	(2,423,007)
Additional paid-in capital	8,977,505	8,835,203
Accumulated deficit	(64,460,346)	(68,783,207)
Accumulated other comprehensive income	9,824,007	9,818,605
Total shareholders' equity	83,943,210	79,263,333
Total liabilities and shareholders' equity	$106,067,319	$99,462,594

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three months ended March 31,
	2022	2021
Revenues from contracts with customers:
Gas, oil, NGL, and condensate revenue	$11,479,325	$6,439,155
Gas gathering and compression revenue	2,120,773	2,002,157
Total revenue	13,600,098	8,441,312

Operating costs and expenses:
Lease operating expenses	1,770,654	1,594,188
Gathering system operating expenses	159,211	190,947
Development geological and geophysical expenses	2,386	11,539
Depletion, depreciation, amortization, and accretion	1,389,219	1,682,860
General and administrative expenses:
Stock based compensation expense	142,302	202,499
Other general and administrative expenses	1,171,132	1,327,161
Total operating costs and expenses	4,634,904	5,009,194
Operating income	8,965,194	3,432,118

Other income (expense):
Interest income	15,221	7,813
Interest expense	(15,319)	(27,073)
(Loss) gain on derivative contracts	(971,904)	465,341
Other (expense) income	(5,406)	1,941
Other (expense) income, net	(977,408)	448,022

Net income before income tax expense	7,987,786	3,880,140
Income tax expense	2,181,898	1,144,573
NET INCOME	$5,805,888	$2,735,567
Currency translation adjustments	5,402	242
NET COMPREHENSIVE INCOME	$5,811,290	$2,735,809

Net income per share, basic	$0.25	$0.11
Net income per share, diluted	$0.24	$0.11
Weighted average number of shares outstanding, basic	23,677,842	23,947,222
Weighted average number of shares outstanding, diluted	23,862,428	24,030,104

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

						Accumulated
						Other		Total
	Common Shares Issued		Treasury Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	paid-in Capital	Income	Deficit	Equity
Balance at January 1, 2022	24,202,218	$131,815,739	(534,015)	$(2,423,007)	$8,835,203	$9,818,605	$(68,783,207)	$79,263,333
Net income	—	—	—	—	—	—	5,805,888	5,805,888
Dividends	—	—	—	—	—	—	(1,483,027)	(1,483,027)
Stock-based compensation expenses	—	—	—	—	142,302	—	—	142,302
Exercise of stock options	38,750	209,312	—	—	—	—	—	209,312
Retirement of treasury shares	(534,015)	(2,423,007)	534,015	2,423,007	—	—	—	—
Other comprehensive income	—	—	—	—	—	5,402	—	5,402
Balance at March 31, 2022	23,706,953	$129,602,044	—	$—	$8,977,505	$9,824,007	$(64,460,346)	$83,943,210

						Accumulated
						Other		Total
	Common Shares Issued		Treasury Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	paid-in Capital	Income	Deficit	Equity
Balance at January 1, 2021	23,985,799	$131,730,401	—	$—	$7,879,119	$9,820,647	$(80,410,724)	$69,019,443
Net income	—	—	—	—	—	—	2,735,567	2,735,567
Stock-based compensation expenses	—	—	—	—	202,499	—	—	202,499
Buyback of common shares	—	—	(123,200)	(492,479)	—	—	—	(492,479)
Other comprehensive income	—	—	—	—	—	242	—	242
Balance at March 31, 2021	23,985,799	131,730,401	(123,200)	(492,479)	8,081,618	9,820,889	(77,675,157)	$71,465,272

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$5,805,888	$2,735,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	1,389,219	1,682,860
Plug and abandon of proved properties	(73,998)	—
Loss (gain) on derivative contracts	971,904	(465,341)
Settlement (paid) received on derivative contracts	(1,211,728)	64,200
Settlement of asset retirement obligation	—	(3,483)
Stock-based compensation expense	142,302	202,499
Deferred income tax expense	22,686	805,359
Changes in assets and liabilities:
Accounts receivable	(1,871,330)	454,740
Prepaid income taxes and other current assets	104,177	161,374
Accounts payable, royalties payable and other accrued liabilities	267,058	(349,705)
Income taxes payable	2,157,292	336,798
Net cash provided by operating activities	7,703,470	5,624,868
Cash flows from investing activities:
Additions to unproved oil and gas properties	(92,600)	(23,702)
Additions to proved oil and gas properties	(2,771,925)	(481,021)
Additions to gathering system properties	3,612	(40,963)
Additions to land, buildings and property and equipment	—	(5,745)
Prepaid drilling costs	—	156
Net cash used in investing activities	(2,860,913)	(551,275)
Cash flows from financing activities:
Buyback of common shares	—	(492,479)
Exercise of stock options	209,312	—
Dividends	(1,483,027)	—
Net cash used in financing activities	(1,273,715)	(492,479)
Effect of currency rates on cash, cash equivalents and restricted cash	5,402	242
Increase in cash, cash equivalents and restricted cash	3,574,244	4,581,356
Cash, cash equivalents and restricted cash, beginning of period	27,065,423	13,836,771
Cash, cash equivalents and restricted cash, end of period	$30,639,667	$18,418,127

Supplemental cash flow disclosures:
Interest paid	$17,501	$29,562

Non-cash investing activities:
Change in unproved properties accrued in accounts payable and accrued liabilities	$—	$(65,000)
Change in proved properties accrued in accounts payable and accrued liabilities	$(253,632)	$468,972
Change in gathering system accrued in accounts payable and accrued liabilities	$19,005	$(27,679)
Asset retirement obligation asset additions and adjustments	$6,684	$(21,554)

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

2. Basis of Preparation

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the appropriate rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. All adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been included. The interim financial information and notes hereto should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2021. The results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year.

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

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which will require lessees to recognize a right of use asset and a lease liability on their balance sheet for all leases, including operating leases, with a term of greater than 12 months. In July 2018, the FASB issued ASU 2018-11, which adds a transition option permitting entities to apply the provisions of the new standard at its adoption date instead of the earliest comparative period presented in the consolidated financial statements. Under this transition option, comparative reporting would not be required, and the provisions of the standard would be applied prospectively to leases in effect at the date of adoption.

The Company has determined its portfolio of leased assets and is completing its review of all related contracts to determine the impact the adoption will have on its consolidated financial statements and related disclosures. Upon adoption, the Company will recognize a right of use asset and lease liability for certain commitments related to office space that will be accounted for as an operating lease. To track these lease arrangements and facilitate compliance with this ASU, the Company is in the process of designing processes and internal controls.

The adoption of this ASU will increase asset and liability balances on the consolidated balance sheets due to the required recognition of a right of use asset and corresponding lease liabilities and will result in changes to the Company’s existing accounting policies, business processes, and internal controls. The Company plans to elect the available package practical expedients provided in the standard and adopt Topic 842 as of January 1, 2022 at December 31, 2022 on its Form 10-K for the year ending December 31, 2022, using the optional transition method provided by ASU 2018-11 and continues to assess potential effects of the standard.

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

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts in the Consolidated Statements of Cash Flows as of March 31, 2022 and December, 31 2021:

	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$30,070,813	$26,497,305
Restricted cash included in other assets	568,854	568,118
Cash, cash equivalents and restricted cash in the statement of cash flows	$30,639,667	$27,065,423

4.  Property and Equipment

The following table summarizes the Company’s property and equipment as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	$140,557,389	$138,032,413
Unproved properties	21,793,526	21,700,926
Accumulated depletion, depreciation, amortization and impairment	(103,558,669)	(102,480,972)
Total oil and gas properties, net	58,792,246	57,252,367
Gathering system	42,490,479	42,475,086
Accumulated depletion, depreciation, amortization and impairment	(33,727,110)	(33,443,949)
Total gathering system, net	8,763,369	9,031,137
Land	637,764	637,764
Buildings and other property and equipment, net	300,318	309,102
Total property and equipment, net	$68,493,697	$67,230,370

Property Impairment

Epsilon performs a quantitative impairment test quarterly or whenever events or changes in circumstances indicate that an asset group's carrying amount may not be recoverable, over proved properties using the published NYMEX forward prices, timing, methods and other assumptions consistent with historical periods. When indicators of impairment are present, GAAP requires that the Company first compares expected future undiscounted cash flows by asset group to their respective carrying values. If the carrying amount exceeds the estimated undiscounted future cash flows, a reduction of the carrying amount of the oil and natural gas properties to their estimated fair values is required, which is determined based on discounted cash flow techniques using significant assumptions including projected revenues, future commodity prices, and a market-specific weighted average cost of capital which are affected by expectations about future market and economic conditions. During the three months ended March 31, 2022 and 2021, no impairment was required.

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

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Effective April 6, 2021, the agreement was amended to extend the maturity date to March 1, 2024. In addition, the agreement was amended to include a Benchmark Replacement definition and transition plan to be used at such time when the LIBOR rate is discontinued.

On November 23, 2021, the borrowing base of $14 million was reaffirmed until the next periodic redetermination of the borrowing base.

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

The Company was in compliance with the financial covenants of the Credit Facility as of March 31, 2022 and expects to be in compliance with the financial covenants for the next 12 months.

A commitment fee of 0.50% is assessed quarterly on the daily average unused borrowing base on the Credit Facility.

	Balance at	Balance at
	March 31,	December 31,	Current	Interest Rate
	2022	2021	Borrowing Base	3 mo.
Revolving line of credit	$—	$—	$14,000,000	LIBOR + 3.25% (1)
(1)	At March 31, 2022, the interest rate was 3.50%.

6. Shareholders’ Equity

(a)Authorized shares

The Company is authorized to issue an unlimited number of Common Shares with no par value and an unlimited number of Preferred Shares with no par value.

(b)Purchases of Equity Shares

Normal Course Issuer Bid

Commencing on January 1, 2022, the Company entered into a share repurchase program on the NASDAQ conducted in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934. The Company is authorized to repurchase up to 1,183,410 of its outstanding common shares up to an aggregate purchase price limit of $8 million, representing 5% of the outstanding common shares of Epsilon as of January 1, 2022. The program will end on December 31, 2022 unless the common shares or purchase price limits are reached before then or Epsilon provides earlier notice of termination. For the three months ended March 31, 2022, no shares had been repurchased.

Commencing on January 1, 2021, Epsilon conducted a normal course issuer bid (“NCIB”) to repurchase our issued and outstanding common shares, when doing so was accretive to management's estimates of intrinsic value per share. The NCIB ended on December 31, 2021. The Company used discretionary cash to fund these repurchases. During the year ended December 31, 2021, Epsilon repurchased 534,015 common shares of the authorized 1,193,000 purchase

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

amount and spent $2,423,007 under the NCIB. The repurchased stock had an average price of $4.54 per share and were subsequently cancelled during the three months ended March 31, 2022.

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

Restricted Stock Awards

For the three months ended March 31, 2022, no shares of Restricted Stock were awarded. For the year ended December 31, 2021, 48,000 common shares of Restricted Stock with a weighted average market price at the grant date of $5.04 were awarded to the Company’s board of directors. These shares vest over a three-year period, with one-third of the shares being issued per period on the anniversary of the award resolution. The vesting of the shares is contingent on the individuals’ continued employment or service. The Company determined the fair value of the granted Restricted Stock-based on the market price of the common shares of the Company on the date of grant.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table summarizes Restricted Stock activity for the three months ended March 31, 2022, and the year ended December 31, 2021:

	Three months ended		Year ended
	March 31, 2022		December 31, 2021
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Remaining Life	Shares	Remaining Life
	Outstanding	(years)	Outstanding	(years)
Balance non-vested Restricted Stock at beginning of period	166,002	1.38	290,070	1.60
Granted	—	—	48,000	3.00
Vested	—	—	(137,668)	—
Forfeited	—	—	(34,400)	—
Balance non-vested Restricted Stock at end of period	166,002	1.13	166,002	1.38

Stock compensation expense for the granted Restricted Stock is recognized over the vesting period. Stock compensation expense recognized during the three months ended March 31, 2022 and 2021 was $95,112 and $137,206, respectively.

At March 31, 2022, the Company had unrecognized stock-based compensation related to these shares of $534,748 to be recognized over a weighted average period of 1.01 years (at December 31, 2021: $696,833 over 1.11 years).

Performance Share Unit Awards (“PSU”)

For the three months ended March 31, 2022, no PSUs were awarded. For the year ended December 31, 2021, a total of 62,501 common shares vested and were issued, of which 20,834 of the common shares were granted as a result of the Company exceeding its 2020 TSR performance target. The Company grants PSUs, which are paid in stock, to certain key employees. PSUs are based on a three-year performance period with performance being measured each year at December 31. The PSUs will vest on the last day of the performance period. The number of PSUs that will ultimately vest is based on two performance targets as follows:

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

The PSUs are accounted for as equity awards. The fair value of the 50% for performance based on CFDAS Growth was determined as the market price of the common shares of the Company on the date of grant. Weighted average fair value of CFDAS PSUs granted during the year ended December 31, 2021 was $3.41 per unit. The fair value of the 50% for performance based on TSR was determined on the grant date by the application of a Monte Carlo simulation

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

model.  For the year ended December 31, 2021, the Compensation Committee did not approve the issuance of any new PSU’s.

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

The following table summarizes PSUs for the three months ended March 31, 2022 and the year ended December 31, 2021:

	Three months ended		Year ended
	March 31, 2022		December 31, 2021
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Remaining Life	Shares	Remaining Life
	Outstanding	(years)	Outstanding	(years)
Balance non-vested PSUs at beginning of period	151,500	0.75	193,167	1.60
Granted	—	—	20,834	—
Vested	—	—	(62,501)	—
Balance non-vested PSUs at end of period	151,500	0.72	151,500	0.75

Stock compensation expense for the granted PSUs is recognized over the vesting period. Stock compensation expense recognized during the three months ended March 31, 2022 and 2021 related to PSUs was $47,190 and $65,293, respectively.

At March 31, 2022, the Company had unrecognized stock-based compensation related to these shares of $260,225 to be recognized over a weighted average period of 0.90 years (at December 31, 2021: $310,790 over 1.01 years).

Stock Options

Through March 31, 2022, the Company had outstanding stock options covering 180,000 Common Shares at an overall average exercise price of $5.25 per Common Share to directors, officers, and employees of the Company and its subsidiaries. These 180,000 options have a weighted average expected remaining term of approximately 1.07 years.

The following table summarizes stock option activity for the three months ended March 31, 2022 and the year ended December 31, 2021:

	Three months ended		Year ended
	March 31, 2022		December 31, 2021
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
Exercise price in US$	Outstanding	Price (1)	Outstanding	Price (1)
Balance at beginning of period	218,750	$5.28	245,000	$5.27
Exercised	(38,750)	$5.40	(16,250)	$5.25
Expired/Forfeited	—		(10,000)	$5.50
Balance at period-end	180,000	$5.25	218,750	$5.28

Exercisable at period-end	180,000	$5.25	218,750	$5.28

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

(1)	Exercise price has been converted to US$ using the rate of Cdn$1.33 to US$1, the rate on March 15, 2019, the date Epsilon Energy, Ltd was delisted from the TSX.

At March 31, 2022, using the Black Scholes model, the Company had unrecognized stock-based compensation, related to these options, of nil (at December 31, 2021: nil). The aggregate intrinsic value at March 31, 2022 was nil (at December 31, 2021: nil).

During the three months ended March 31, 2022 and the year ended December 31, 2021, the Company awarded no stock options.

(d) Dividends

On February 25, 2022, the Board declared a quarterly dividend of $0.0625 per common share (annualized $0.25 per common share) totaling in aggregate an amount of approximately $1.5 million that was paid on March 31, 2022.

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

The following table details revenue for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Operating revenue
Natural gas	$10,703,084	$6,332,099
Natural gas liquids	314,428	45,621
Oil and condensate	461,813	61,435
Gathering and compression fees	2,120,773	2,002,157
Total operating revenue	$13,600,098	$8,441,312

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

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts on a case-by-case basis once there is evidence that collection is not probable. For the three months ended March 31, 2022, there were no accounts for which collection was not probable.

The following table details accounts receivable as of March 31, 2022 and December 31, 2021.

	March 31,	December 31,
	2022	2021
Accounts receivable
Natural gas and oil sales	$4,702,314	$2,996,344
Joint interest billing	96,459	60,134
Gathering and compression fees	1,545,035	1,539,976
Other	124,453	477
Total accounts receivable	$6,468,261	$4,596,931

8. Income Taxes

Income tax provisions for the three months ended March 31, 2022 and 2021 are as follows:

	Three months ended March 31,
	2022	2021
Current:
Federal	$1,466,896	$155,370
State	692,316	183,844
Total current income tax expense	2,159,212	339,214
Deferred:
Federal	22,015	663,202
State	671	142,157
Total deferred tax expense	22,686	805,359
Income tax expense	$2,181,898	$1,144,573

The Company files federal income tax returns in the United States and Canada, and various returns in state and local jurisdictions.

The Company believes it has appropriate support for the income tax positions taken and to be taken on our tax returns and that the accruals for tax liabilities are adequate for all open years based on our assessment of various factors including past experience and interpretations of tax law applied to the facts of each matter. The Company's tax returns are

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

open to audit under the statute of limitations for the years ending December 31, 2018 through December 31, 2021. To the extent we utilize net operating losses generated in earlier years, such earlier years may also be subject to audit.

Our effective tax rate will typically differ from the statutory federal rate primarily as a result of state income taxes and the valuation allowance against the Canadian net operating loss. The effective tax rate for the three months ended March 31, 2022 was higher than the statutory federal rate as a result of the state income taxes and the valuation allowance against the Canadian net operating loss.

9. Commitments and Contingencies

The Company’s future minimum lease commitments as of March 31, 2022 are summarized in the following table:

Year ended
December 31,	Payments
2022	$140,189
2023	62,444
$202,633

The Company enters into commitments for capital expenditures in advance of the expenditures being made. As of March 31, 2022, the Company had commitments of $1.03 million for capital expenditures.

Litigation

On March 10, 2021, Epsilon filed a complaint against Chesapeake Appalachia, LLC (“Chesapeake”) in the United States District Court for the Middle District of Pennsylvania, Scranton, Pennsylvania (“Middle District”). Epsilon claims that Chesapeake has breached a settlement agreement and several operating agreements (“JOAs”) to which Epsilon and Chesapeake are parties. Epsilon asserts that Chesapeake has failed to cooperate with Epsilon’s efforts to develop resources in the Auburn Development, located in North-Central Pennsylvania, as required under both the settlement agreement and JOAs.

Epsilon requested a preliminary injunction but was unsuccessful in obtaining that injunction.  Epsilon filed a motion to amend its original Complaint.  Chesapeake opposed.  The Court ruled in Epsilon’s favor and allowed Epsilon’s amendment. Chesapeake moved to dismiss the amended Complaint.  The Court granted the motion to dismiss on a narrow issue without prejudice to Epsilon’s right to file a new lawsuit based on new proposals made after the Court’s decision.  Epsilon filed a motion for reconsideration of that decision, but the court denied the motion for reconsideration on January 18, 2022.

Epsilon filed a notice of appeal on February 15, 2022 challenging both the motion to dismiss and motion for reconsideration decisions.  Chesapeake filed a cross-appeal on March 1, 2022.  A court-mandated mediation was set for June 9, 2022.  A briefing schedule has not yet been set, and accordingly, a decision on the appeal is not expected until early to mid-2023.

Epsilon re-filed a complaint against Chesapeake in the Middle District on May 9, 2022.  Epsilon generally asserts the similar claims as in the previous suit, pursuing declaratory judgment claims regarding Chesapeake’s obligation to Epsilon to cooperate with Epsilon’s efforts in the Auburn Development and regarding Chesapeake’s obstruction of Epsilon’s efforts with the Pennsylvania Department of Environmental Protection permitting process.  Chesapeake’s response to the complaint is expected in June 2022.

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

The net income used in the calculation of basic and diluted net income per share is as follows:

	Three months ended March 31,
	2022	2021
Net income available to shareholders	$5,805,888	$2,735,567

In calculating the net income per share, basic and diluted, the following weighted-average shares were used:

	Three months ended March 31,
	2022	2021
Basic weighted-average number of shares outstanding	23,677,842	23,947,222
Dilutive stock options	16,728	—
Unvested time-based restricted shares	65,395	29,034
Unvested performance-based restricted shares	102,463	53,848
Diluted weighted average shares outstanding	23,862,428	24,030,104

The company excluded the following shares from the diluted EPS because their inclusion would have been anti-dilutive.

	Three months ended March 31,
	2022	2021
Anti-dilutive options	163,272	245,000
Anti-dilutive unvested time-based restricted shares	100,607	239,036
Anti-dilutive unvested performance-based restricted shares	49,037	139,319
Total Anti-dilutive shares	312,916	623,355

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

The Company’s reportable segments are as follows:

a.	The Upstream segment activities include acquisition, development and production of oil, natural gas, and other liquid reserves on properties within the United States;
b.	The Gas Gathering segment partners with two other companies to operate a natural gas gathering system; and
c.	The Corporate segment activities include corporate listing and governance functions of the Company.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Segment activity as of, and for the three months ended March 31, 2022 and 2021 is as follows:

	Upstream	Gas Gathering	Corporate		Elimination	Consolidated
As of and for the three months ended March 31, 2022
Operating revenue
Natural gas	$10,703,084	$—	$—		$—	$10,703,084
Natural gas liquids	314,428	—	—		—	314,428
Oil and condensate	461,813	—	—		—	461,813
Gathering and compression fees	—	2,485,937	—		(365,164)	2,120,773
Total operating revenue (1)	$11,479,325	$2,485,937	$—		$(365,164)	$13,600,098

Net earnings (loss) for the period	$8,601,788	$1,676,840	$(4,472,740)	(3)	$—	$5,805,888
Operating costs	1,770,654	524,375	—		(365,164)	1,929,865
Development geological and geophysical expenses	2,386	—	—		—	2,386
Depletion, depreciation, amortization and accretion	1,104,497	284,722	—		—	1,389,219

Segment assets	$92,693,843	$13,171,557	$394,750		$—	$106,260,149
Capital expenditures (2)	2,610,894	15,393	—		—	2,626,287
Proved properties (net)	36,998,720	—	—		—	36,998,720
Unproved properties (net)	21,793,526	—	—		—	21,793,526
Gathering system (net)	—	8,763,369	—		—	8,763,369
Lease right-of-use-asset	—	—	—		—	—
Other property and equipment (net)	938,082	—	—		—	938,082

As of and for the three months ended March 31, 2021
Operating revenue
Natural gas	$6,332,099	$—	$—		$—	$6,332,099
Natural gas liquids	45,621	—	—		—	45,621
Oil and condensate	61,435	—	—		—	61,435
Gathering and compression fees	—	2,386,588	—		(384,431)	2,002,157
Total operating revenue (1)	$6,439,155	$2,386,588	$—		$(384,431)	$8,441,312

Net earnings (loss) for the period	$3,531,142	$1,430,636	$(2,226,211)	(3)	$—	$2,735,567
Operating costs	1,594,188	575,378	—		(384,431)	1,785,135
Development geological and geophysical expenses	11,539	—	—		—	11,539
Depletion, depreciation, amortization and accretion	1,302,286	380,574	—		—	1,682,860

Segment assets	$76,473,690	$13,674,102	$54,567		$—	$90,202,359
Capital expenditures (2)	979,440	13,284	—		—	992,724
Proved properties (net)	35,361,937	—	—		—	35,361,937
Unproved properties (net)	21,510,765	—	—		—	21,510,765
Gathering system (net)	—	9,735,190	—		—	9,735,190
Other property and equipment (net)	973,219	—	—		—	973,219
(1)	Segment operating revenue represents revenues generated from the operations of the segment. Inter-segment sales during the three months ended March 31, 2022 and 2021 have been eliminated upon consolidation. For the three months ended March 31, 2022, Epsilon sold natural gas to 12 unique customers. The three customers over 10% comprised 37%, 13%, and 12% of total revenue. For the three months ended March 31, 2021, Epsilon sold natural gas to 18 unique customers. The one customer over 10% comprised 54% of total revenue.
(2)	Capital expenditures for the Upstream segment consist primarily of the acquisition of properties, and the drilling and completing of wells while Gas Gathering consists of expenditures relating to the expansion and completion of the gathering and compression facility.
(3)	Segment reporting for net earnings for the period does not include non-monetary compensation, general and administrative expense, interest income, interest expense, both gains and (losses) on derivative contracts, or income tax amounts as they are managed on a group basis and are instead included in the corporate column for reconciliation purposes.

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

Epsilon has historically elected not to designate any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for these financial commodity derivative contracts using the mark-to-market accounting method. Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as loss (gain) on derivative contracts on the condensed consolidated statements of operations and comprehensive income (loss). The related cash flow impact is reflected in cash flows from operating activities. During the three months ended March 31, 2022, Epsilon recognized losses on commodity derivative contracts of $971,904. This amount included settlements on these contracts of $1,211,728. For the three months ended March 31, 2021, Epsilon recognized gains on commodity derivative contracts of $465,341. This amount included cash received on settlements on these contracts of $64,200.

Commodity Derivative Contracts

At March 31, 2022, the Company had no outstanding commodity derivative contracts.  At December 31, 2021, the Company had two outstanding natural gas commodity two-way costless collar contracts.

	Fair Value of Derivative Assets
	March 31,	December 31,
	2022	2021
Current
Two-way costless collar	$—	$13,312
	$—	$13,312

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

	Fair Value of Derivative Liabilities
	March 31,	December 31,
	2022	2021
Current
Two-way costless collar	$—	$(253,136)
	$—	$(253,136)

Net Fair Value of Derivatives	$—	$(239,824)

The following table presents the changes in the fair value of Epsilon’s commodity derivatives for the periods indicated:

	Three months ended March 31,
	2022	2021
Fair value of asset (liability), beginning of the period	$(239,824)	$—
Gains (losses) on derivative contracts included in earnings	(971,904)	465,342
Settlement of commodity derivative contracts	1,211,728	(64,201)
Fair value of asset, end of the period	$—	$401,141

13. Asset Retirement Obligations

Asset retirement obligations were estimated by management based on Epsilon’s net ownership interest in all wells and the gathering system, estimated costs to reclaim and abandon such assets and the estimated timing of the costs to be incurred in future periods.

The following tables summarize the changes in asset retirement obligations for the periods indicated:

	Three Months Ended	Year ended
	March 31,	December 31,
	2022	2021
Balance beginning of period	$2,833,656	$3,150,243
Liabilities acquired (disposed of)	6,684	(374,337)
Wells plugged and abandoned	(73,998)	(31,945)
Change in estimates	—	(8,299)
Accretion	19,576	97,994
Balance end of period	$2,785,918	$2,833,656

14. Fair Value Measurements

The methodologies used to determine the fair value of our financial assets and liabilities at March 31, 2022 were the same as those used at December 31, 2021.

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

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of trends and significant changes in or results of operations and the financial condition of Epsilon Energy Ltd. and its subsidiaries for the periods presented. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto presented in this report, including the unaudited condensed consolidated financial statements as of March 31, 2022 and 2021 and for the three months then ended together with accompanying notes, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Actual results and the timing of events may differ materially from those contained in these forward- looking statements due to a number of factors. See “Part II. Item 1A. Risk Factors” and “Forward-Looking Statements.”

Overview

Epsilon Energy Ltd. (the “Company”) is a North American onshore focused independent natural gas and oil company engaged in the acquisition, development, gathering and production of natural gas and oil reserves. Our primary area of operation is Pennsylvania. Additionally, we initiated a small appraisal program on our leases in the NW Anadarko basin of Oklahoma producing oil, natural gas, and natural gas liquids. Our assets are concentrated in areas with known hydrocarbon resources, which are conducive to multi-well, repeatable drilling programs.

Substantially all of the production from our Pennsylvania acreage (4,597 net) is dedicated to the Auburn Gas Gathering System, or the Auburn GGS, located in Susquehanna County, Pennsylvania for a 15 year term expiring in 2026 under an operating agreement whereby the Auburn GGS owners receive a fixed percentage rate of return on the total capital invested in the construction of the system. Epsilon owns a 35% interest in the system which is operated by a subsidiary of Williams Partners, LP. In the three months ended March 31, 2022, Epsilon paid $0.37 million to the Auburn GGS to gather and treat our 2.3 Bcf, of natural gas production in Pennsylvania ($0.38 million to the Auburn GGS to gather and treat our 2.4 Bcf of natural gas in the three months ended March 31, 2021).

Epsilon realized net income of $5.8 million for the three months ended March 31, 2022, as compared to net income of $2.7 million for the three months ended March 31, 2021.

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

In the Northwest Anadarko basin of Oklahoma, we continue to appraise recent and historical results of the Meramec formation from both our wells and analog wells within the focus area.  At March 31, 2022, our initial well continues to outperform the pre-completion type curve expectations in terms of both production-to-date and projections for ultimate recoveries.  We completed the first of two previously drilled wells at the end of the quarter and the second well after the quarter end.  Early results are encouraging and the Company is evaluating additional Meramec locations within the focus area for further exploitation on an opportunistically prudent timeline.

Three months ended March 31, 2022 Highlights

Operational Highlights

Marcellus Shale – Pennsylvania

● During the three months ended March 31, 2022, Epsilon’s realized natural gas price was $4.55 per Mcf, a 77% increase over the three months ended March 31, 2021.

● During the three months ended March 31, 2022, Epsilon’s natural gas production was 2.4 Bcf, as compared to 2.4 Bcf during the same period in 2021.

●	Gathered and delivered 18.3 Bcf gross (6.4 Bcf net to Epsilon’s interest) during the year, or 201 MMcf/d through the Auburn Gas Gathering System.
●At quarter end, the Company had 1 gross (0.18 net) well waiting on completion.

Anadarko, NW Stack Trend – Oklahoma

● During the three months ended March 31, 2022, Epsilon’s realized price for all Oklahoma production was $7.71 per Mcfe, a 117% increase over the three months ended March 31, 2021.

● Total production for the three months ended March 31, 2022 included natural gas, oil, and other liquids and was 0.17 Bcfe, a 141% increase over the same period in 2021.

●	In the first quarter of 2022, the Company completed 1 gross (.44 net) well. At March 31, 2022, the Company had 1 gross (.11 net) well waiting on completion.

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

The table below sets forth a reconciliation of net income to Adjusted EBITDA for the three months ended March 31, 2022 and 2021, which is the most directly comparable measure of financial performance calculated under U.S. GAAP and should be reviewed carefully.

	Three months ended March 31,
	2022	2021
Net income	$5,805,888	$2,735,567
Add Back:
Net interest expense	98	19,260
Income tax expense	2,181,898	1,144,573
Depreciation, depletion, amortization, and accretion	1,389,219	1,682,860
Stock based compensation expense	142,302	202,499
Loss on derivative contracts net of cash received or paid on settlement	(239,824)	(401,141)
Foreign currency translation loss	5,402	332
Adjusted EBITDA	$9,284,983	$5,383,950

Results of Operations

Net Operating Revenues

For the three months ended March 31, 2022 revenues increased $5.2 million, or 61%, to $13.6 million from $8.4 million during the same period of 2021.

Revenue and volume statistics for the three months ended March 31, 2022 and 2021 were as follows:

	Three months ended
	March 31,
	2022	2021
Revenues
Natural gas revenue	$10,703,084	$6,332,099
Volume (MMcf)	2,351	2,466
Avg. Price ($/Mcf)	$4.55	$2.57
PA Exit Rate (MMcfpd)	23.1	32.8
Oil and other liquids revenue	$776,241	$107,056
Volume (MBO)	14.9	3.7
Avg. Price ($/Bbl)	$52.22	$28.58
Gathering system revenue	$2,120,773	$2,002,157
Total Revenues	$13,600,098	$8,441,312

We earn gathering system revenue as a 35% owner of the Auburn Gas Gathering system. This revenue consists of fees paid by Anchor Shippers (parties listed in Anchor Shipper Gas Gathering Agreement for Northern Pennsylvania, including Epsilon Midstream, LLC) and third-party customers of the system to transport gas from the wellhead to the compression facility, and then to the delivery meter at the Tennessee Gas Pipeline. For the three months ended March 31, 2022, approximately 76% of the Auburn GGS revenues earned were gathering fees, while 24% were compression fees. Gathering revenues from third-party customers represented approximately 10% of total gathering revenues and third-party compression revenues represented 9% of total compression revenues. For the three months ended March 31, 2021 approximately 81% of the Auburn GGS revenues earned were gathering fees, while 19% were compression fees. Gathering revenues from third-party customers represented approximately 8% of revenues and third-party compression revenues represented 3% of revenues. Revenues derived from Epsilon’s production which have been eliminated from gathering system revenues amounted to $0.37 million and $0.38 million for the three months ended March 31, 2022 and 2021.

Upstream natural gas revenue for the three months ended March 31, 2022 increased by $4.4 million, or 69%, over the same period in 2021. This was primarily a result of higher natural gas prices; however, this was partially offset by lower volumes being produced due to natural decline of the wells.

Upstream oil and other liquids revenue for the three months ended March 31, 2022 increased by $0.7 million, or 625%, over the same period in 2021. This was a result of increased production from new wells in addition to higher prices.

The Company’s share of gathering system revenue increased by $0.1 million, or 6%, during the three months ended March 31, 2022 over the same period in 2021. The Auburn GGS is subject to a cost of service model, whereby the Anchor Shippers dedicate acreage and reserves to the Auburn GGS. In exchange for this dedication, the owners of the Auburn system agree to a fixed rate of return on capital invested which cannot be exceeded. Therefore, rather than being subject to a fixed gathering rate, the Shippers are subject to a fluctuating gathering rate which is redetermined annually in order to produce the contractual return on capital to the Auburn GGS owners. The term of the model is fixed from 2012 to 2026. Each year, actual throughput, revenue, operating expenses and capital are captured in the model, and the remaining years are forecasted. The model then resolves a gathering rate that yields the contractual rate of return. All else being equal, to the extent that throughput is higher or capital is lower than the preceding year’s forecast, the gathering rate will decline.

Operating Costs

The following table presents total cost and cost per unit of production (Mcfe), including ad valorem, severance, and production taxes for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
Lease operating costs	$1,770,654	$1,594,188
Gathering system operating costs	159,211	190,947
	$1,929,865	$1,785,135

Upstream operating costs—Total $/Mcfe	0.73	0.64
Gathering system operating costs $ / Mcf	0.09	0.10

Upstream operating costs consist of lease operating expenses necessary to extract natural gas and oil, including gathering and treating the natural gas and oil to ready it for sale.

Upstream operating costs for the three months ended March 31, 2022 increased $0.2 million, or 11%, over the same period in 2021. The increase in total cost was primarily due to rising prices for services leading to a $0.9/Mcfe, or 13%, increase, in the cost associated with operating the wells.

Gathering system operating costs consist primarily of rental payments for the natural gas fueled compression units. Other significant gathering system operating costs include chemicals (to prevent corrosion and to reduce water vapor in the gas stream), saltwater disposal, measurement equipment / calibration and general project management.

The gathering system total per unit operating costs reported include the effects of elimination entries to remove the gas gathering fees billed by the gas gathering system operator to Epsilon’s upstream operations, and the volume associated with those fees. The elimination entries amounted to $0.37 million and $0.38 million for the three months ended March 31, 2022 and 2021, respectively (see Note 11, ‘‘Operating Segments,’’ of the Notes to Unaudited Condensed Consolidated Financial Statements).

Gathering system costs (net of intercompany elimination) for the three months ended March 31, 2022 decreased $0.03 million, or 17%, over the same period in 2021. The Company’s share of total gathering system costs decreased $0.02 million, or 5%, for the three months ended March 31, 2022 over 2021. This decrease is primarily due to a decrease in throughput volumes into the gathering system.

Depletion, Depreciation, Amortization and Accretion (“DD&A”)

	Three months ended March 31,
	2022	2021
Depletion, depreciation, amortization and accretion	$1,389,219	$1,682,860

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

DD&A expense decreased $0.33 million, or 20% for the three months ended March 31, 2022 compared to the same period in 2021. This was primarily due to the increase in reserves reported and a decrease in production volumes. The lower volumes spread over the increased reserves resulted in lower DD&A.

Impairment

	Three months ended March 31,
	2022	2021
Impairment	$—	$—

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

During the three months ended March 31, 2021 and 2020, no impairment was required.

General and Administrative

	Three months ended March 31,
	2022	2021
General and administrative	$1,313,434	$1,529,660

G&A expenses consist of general corporate expenses such as compensation, legal, accounting and professional fees, consulting services, travel and other related corporate costs such as stock options and restricted stock granted and the related non-cash compensation.

G&A expenses for the three months ended March 31, 2022 and 2021 decreased $0.2 million or 14%. This was mainly due to the decreased legal fees related to the complaint filed against Chesapeake, and decreased stock-based compensation as a result of no new stock grants.

Interest Expense

	Three months ended March 31,
	2022	2021
Interest expense	$15,319	$27,073

Interest expense relates to the commitment fees paid on the revolving line of credit.

Interest expense for the three months ended March 31, 2022 and 2021 decreased $0.01 million, or 43%.  The decrease is due to the reduction in the borrowing base on our line of credit during this time.

(Loss) Gain on Derivative Contracts

	Three months ended March 31,
	2022	2021
(Loss) gain on derivative contracts	$(971,904)	$465,341

For the three months ended March 31, 2022 and 2021, Epsilon entered into NYMEX Henry Hub Natural Gas Futures swap, Dominion basis swap, and two-way costless collar derivative contracts for the purpose of hedging its physical natural gas sales revenue. During the three months ended March 31, 2022 we had net cash settlements of

$1,211,728 on the settlement of contracts. During the three months ended March 31, 2021, we received net cash settlements of $64,200.

For the three months ended March 31, 2022, realized losses on derivative contracts increased primarily due to the rally in NYMEX Henry Hub Natural Gas Futures resulting in an increased liability for the short call portion of the two-way costless collar position. These increases in realized losses were minimally offset by realized gains on Dominion basis swap contracts. As of March 31, 2022, the Company had no derivative contracts.

Other Income (Expense)

	Three months ended March 31,
	2022	2021
Interest income and other income	$9,815	$9,754

For the three months ended March 31, 2022 and 2021, other income consisted primarily of interest income and was consistent over the periods.

Capital Resources and Liquidity

Cash Flow

The primary source of cash for Epsilon during the three months ended March 31, 2022 and 2021 was funds generated from operations. In addition to operations, the primary uses of cash for the three months ended March 31, 2022 were development of natural gas properties and the distribution of dividends. The primary uses of cash for the three months ended March 31, 2021 were development of natural gas properties and the repurchase of shares of common stock.

At March 31, 2022, we had a working capital surplus of $27.6 million, an increase of $3.5 million over the $24.1 million surplus at December 31, 2021. The surplus increased from December 31, 2021 due mainly to the cash that is continually being generated by operations. The Company anticipates its current cash balance, cash flows from operations, and available sources of liquidity to be sufficient to meet its cash requirements for at least the next twelve months.

Three months ended March 31, 2022 compared to 2021

During the three months ended March 31, 2022, $7.7 million was provided by the Company’s operating activities, compared to $5.6 million provided during the same period in 2021, a $2.1 million, and 38% increase. The increase was mainly due to increased cash operations as a result of increased commodity prices, partially offset by the losses created on the hedges as they matured.

The Company used $2.9 million and $0.6 million of cash for investing activities during the three months ended March 31, 2022 and 2021, respectively. This was spent primarily on leasehold and development costs targeting increasing production in Pennsylvania and Oklahoma.

The Company used $1.3 million of cash for financing activities during the three months ended March 31, 2022.  This was spent primarily on dividend payments. The Company used $0.5 million of cash for financing activities during the three months ended March 31, 2021. This cash was spent on the repurchase of common shares of the Company.

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

Epsilon was in compliance with the financial covenants of the agreement as of March 31, 2022 and expect to be in compliance for the next 12 months. We expect to remain in compliance as we currently have no borrowings under the facility and funded all operations for 2021 and all operations through March 31, 2022 out of operating cash flow and cash on hand and expect to continue to do so through 2022.

	Balance at	Balance at
	March 31,	December 31,	Borrowing Base	Interest
	2022	2021	March 31, 2022	Rate
Revolving line of credit	$—	$—	$14,000,000	3 mo. LIBOR + 3.25%

Repurchase Transactions

Commencing on January 1, 2022, the Company entered into a share repurchase program on the NASDAQ conducted in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934. The Company is authorized to repurchase up to 1,183,410 of its outstanding common shares up to an aggregate purchase price limit of $8 million, representing 5% of the outstanding common shares of Epsilon as of January 1, 2022. The program will end on December 31, 2022 unless the common shares or purchase price limits are reached before then or Epsilon provides earlier notice of termination. For the three months ended March 31, 2022, no shares have been repurchased.

Commencing on January 1, 2021, Epsilon conducted a normal course issuer bid (“NCIB”) to repurchase our issued and outstanding common shares, when doing so was accretive to management's estimates of intrinsic value per share. The NCIB ended on December 31, 2021. The Company used discretionary cash to fund these repurchases. During the year ended December 31, 2021, Epsilon repurchased 534,015 common shares of the authorized 1,193,000 purchase amount and spent $2,423,007 under the NCIB. The repurchased stock had an average price of $4.54 per share and were subsequently cancelled.

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

Contractual Obligations

The following table summarizes Epsilon’s contractual obligations at March 31, 2022:

	Payments Due by Period
		Less than	1 – 3	Greater than
	Total	1 Year	Years	3 Years
Asset retirement obligations, undiscounted	$7,511,953	$11,209	$—	$7,500,744
Capital expenditure commitments	1,026,737	1,026,737	—	—
Operating leases	202,633	140,189	62,444	—
Total future commitments	$8,741,323	$1,178,135	$62,444	$7,500,744

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

Based on current natural gas prices and anticipated levels of production, we believe that the estimated net cash generated from operations, together with cash on hand and amounts available under our credit agreement, will be adequate to meet liquidity needs for the next 12 months and beyond, including satisfying our financial obligations and funding our operating and development activities.  To that end, subsequent to quarter end, the Company hedged approximately 15% of its anticipated remaining 2022 production through NYMEX costless collars.

Off-Balance Sheet Arrangements

As of March 31, 2022, the Company had no off-balance sheet arrangements.

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

At March 31, 2022 and 2021, the outstanding principal balance under the credit agreement was nil.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of March 31, 2022 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 10, 2021, Epsilon filed a complaint against Chesapeake Appalachia, LLC (“Chesapeake”) in the United States District Court for the Middle District of Pennsylvania, Scranton, Pennsylvania (“Middle District”). Epsilon claims that Chesapeake has breached a settlement agreement and several operating agreements (“JOAs”) to which Epsilon and Chesapeake are parties. Epsilon asserts that Chesapeake has failed to cooperate with Epsilon’s efforts to develop resources in the Auburn Development, located in North-Central Pennsylvania, as required under both the settlement agreement and JOAs.

Epsilon requested a preliminary injunction but was unsuccessful in obtaining that injunction.  Epsilon filed a motion to amend its original Complaint.  Chesapeake opposed.  The Court ruled in Epsilon’s favor and allowed Epsilon’s amendment. Chesapeake moved to dismiss the amended Complaint.  The Court granted the motion to dismiss on a narrow issue without prejudice to Epsilon’s right to file a new lawsuit based on new proposals made after the Court’s decision.  Epsilon filed a motion for reconsideration of that decision, but the court denied the motion for reconsideration on January 18, 2022.

Epsilon filed a notice of appeal on February 15, 2022 challenging both the motion to dismiss and motion for reconsideration decisions.  Chesapeake filed a cross-appeal on March 1, 2022.  A court-mandated mediation was set for June 9, 2022.  A briefing schedule has not yet been set , and accordingly, a decision on the appeal is not expected until early to mid-2023.

Epsilon re-filed a complaint against Chesapeake in the Middle District on May 9, 2022.  Epsilon generally asserts the similar claims as in the previous suit, pursuing declaratory judgment claims regarding Chesapeake’s obligation to Epsilon to cooperate with Epsilon’s efforts in the Auburn Development and regarding Chesapeake’s obstruction of Epsilon’s efforts with the Pennsylvania Department of Environmental Protection permitting process.  Chesapeake’s response to the complaint is expected in June 2022.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by Epsilon Energy Ltd.

For the three months ended March 31, 2022, no shares had been repurchased.

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

Epsilon Energy Ltd.
(Registrant)

Date: May 11, 2022	By:	/s/ B. Lane Bond
B. Lane Bond
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)