Form 10-Q
period 2022-06-30
Epsilon Energy Ltd.
filed 2022-08-12
CIK 1726126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, no par value	EPSN	NASDAQ Global Market

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

Yes ⌧ No ◻

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

Yes ☐ No ⌧

As of August 11, 2022, there were 22,975,512 Common Shares outstanding.

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

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$30,945,605	$26,497,305
Accounts receivable	9,930,891	4,596,931
Fair value of derivatives	940,553	—
Other current assets	240,998	569,870
Total current assets	42,058,047	31,664,106
Non-current assets
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	145,697,537	138,032,413
Unproved properties	18,021,391	21,700,926
Accumulated depletion, depreciation, amortization and impairment	(105,047,754)	(102,480,972)
Total oil and gas properties, net	58,671,174	57,252,367
Gathering system	42,566,495	42,475,086
Accumulated depletion, depreciation, amortization and impairment	(33,995,327)	(33,443,949)
Total gathering system, net	8,571,168	9,031,137
Land	637,764	637,764
Buildings and other property and equipment, net	292,727	309,102
Total property and equipment, net	68,172,833	67,230,370
Other assets:
Restricted cash	569,407	568,118
Total non-current assets	68,742,240	67,798,488
Total assets	$110,800,287	$99,462,594

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable trade	$1,786,570	$1,189,905
Gathering fees payable	1,052,168	963,546
Royalties payable	2,471,969	1,853,508
Income taxes payable	2,410,790	1,098,425
Accrued capital expenditures	224,179	1,016,830
Other accrued liabilities	834,779	1,098,127
Fair value of derivatives	—	239,824
Asset retirement obligations	—	85,207
Total current liabilities	8,780,455	7,545,372
Non-current liabilities
Asset retirement obligations	2,735,965	2,748,449
Deferred income taxes	10,224,766	9,905,440
Total non-current liabilities	12,960,731	12,653,889
Total liabilities	21,741,186	20,199,261
Commitments and contingencies (Note 9)
Shareholders' equity
Common shares, no par value, unlimited shares authorized and 23,356,453 issued and 23,082,353 outstanding at June 30, 2022 and 24,202,218 issued and 23,668,203 shares outstanding at December 31, 2021	127,093,520	131,815,739
Treasury shares, 274,100 at June 30, 2022 and 534,015 at December 31, 2021	(1,646,823)	(2,423,007)
Additional paid-in capital	9,171,555	8,835,203
Accumulated deficit	(55,364,008)	(68,783,207)
Accumulated other comprehensive income	9,804,857	9,818,605
Total shareholders' equity	89,059,101	79,263,333
Total liabilities and shareholders' equity	$110,800,287	$99,462,594

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues from contracts with customers:
Gas, oil, NGL, and condensate revenue	$17,915,836	$5,238,754	$29,395,161	$11,677,909
Gas gathering and compression revenue	1,987,168	1,851,095	4,107,941	3,853,252
Total revenue	19,903,004	7,089,849	33,503,102	15,531,161

Operating costs and expenses:
Lease operating expenses	2,621,750	1,784,138	4,392,404	3,378,327
Gathering system operating expenses	171,495	173,547	330,706	364,494
Development geological and geophysical expenses	2,386	11,451	4,772	22,990
Depletion, depreciation, amortization, and accretion	1,803,739	1,646,094	3,192,958	3,328,954
Gain on sale of oil and gas properties	(221,642)	—	(221,642)	—
General and administrative expenses:
Stock based compensation expense	194,050	236,041	336,352	438,540
Other general and administrative expenses	1,465,143	2,048,300	2,636,275	3,375,461
Total operating costs and expenses	6,036,921	5,899,571	10,671,825	10,908,766
Operating income	13,866,083	1,190,278	22,831,277	4,622,395

Other income (expense):
Interest income	21,945	8,904	37,166	16,717
Interest expense	(745)	(22,345)	(16,064)	(49,418)
Gain (loss) on derivative contracts	776,994	(1,827,334)	(194,910)	(1,361,993)
Other (expense) income	(61,713)	(279)	(67,119)	1,663
Other income (expense), net	736,481	(1,841,054)	(240,927)	(1,393,031)

Net income (loss) before income tax expense	14,602,564	(650,776)	22,590,350	3,229,364
Income tax expense (benefit)	4,019,576	(165,751)	6,201,474	978,822
NET INCOME (LOSS)	$10,582,988	$(485,025)	$16,388,876	$2,250,542
Currency translation adjustments	(19,150)	242	(13,748)	(1,242)
NET COMPREHENSIVE INCOME (LOSS)	$10,563,838	$(484,783)	$16,375,128	$2,249,300

Net income (loss) per share, basic	$0.45	$(0.02)	$0.69	$0.09
Net income (loss) per share, diluted	$0.44	$(0.02)	$0.69	$0.09
Weighted average number of shares outstanding, basic	23,576,746	23,779,205	23,627,015	23,862,749
Weighted average number of shares outstanding, diluted	23,822,123	23,779,205	23,796,166	23,941,340

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

						Accumulated
						Other		Total
	Common Shares Issued		Treasury Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	paid-in Capital	Income	Deficit	Equity
Balance at January 1, 2022	24,202,218	$131,815,739	(534,015)	$(2,423,007)	$8,835,203	$9,818,605	$(68,783,207)	$79,263,333
Net income	—	—	—	—	—	—	5,805,888	5,805,888
Dividends	—	—	—	—	—	—	(1,483,027)	(1,483,027)
Stock-based compensation expenses	—	—	—	—	142,302	—	—	142,302
Exercise of stock options	38,750	209,312	—	—	—	—	—	209,312
Retirement of treasury shares	(534,015)	(2,423,007)	534,015	2,423,007	—	—	—	—
Other comprehensive income	—	—	—	—	—	5,402	—	5,402
Balance at March 31, 2022	23,706,953	$129,602,044	—	$—	$8,977,505	$9,824,007	$(64,460,346)	$83,943,210
Net income	—	—	—	—	—	—	10,582,988	10,582,988
Dividends	—	—	—	—	—	—	(1,486,650)	(1,486,650)
Stock-based compensation expenses	—	—	—	—	194,050	—	—	194,050
Exercise of stock options	72,500	399,475	—	—	—	—	—	399,475
Buyback of common shares	—	—	(697,100)	(4,554,822)	—	—	—	(4,554,822)
Retirement of treasury shares	(423,000)	(2,907,999)	423,000	2,907,999	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(19,150)	—	(19,150)
Balance at June 30, 2022	23,356,453	$127,093,520	(274,100)	$(1,646,823)	$9,171,555	$9,804,857	$(55,364,008)	$89,059,101

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

						Accumulated
						Other		Total
	Common Shares Issued		Treasury Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	paid-in Capital	Income	Deficit	Equity
Balance at January 1, 2021	23,985,799	$131,730,401	—	$—	$7,879,119	$9,820,647	$(80,410,724)	$69,019,443
Net income	—	—	—	—	—	—	2,735,567	2,735,567
Stock-based compensation expenses	—	—	—	—	202,499	—	—	202,499
Buyback of common shares	—	—	(123,200)	(492,479)	—	—	—	(492,479)
Other comprehensive income	—	—	—	—	—	242	—	242
Balance at March 31, 2021	23,985,799	131,730,401	(123,200)	(492,479)	8,081,618	9,820,889	(77,675,157)	$71,465,272
Net loss	—	—	—	—	—	—	(485,025)	(485,025)
Stock-based compensation expenses	—	—	—	—	236,041	—	—	236,041
Buyback of common shares	—	—	(141,015)	(568,989)	—	—	—	(568,989)
Other comprehensive loss	—	—	—	—	—	(1,484)	—	(1,484)
Balance at June 30, 2021	23,985,799	131,730,401	(264,215)	(1,061,468)	8,317,659	9,819,405	(78,160,182)	$70,645,816

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$16,388,876	$2,250,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	3,192,958	3,328,954
Loss on derivative contracts	194,910	1,361,993
Gain on sale of oil and gas properties	(221,642)	—
Settlement paid on derivative contracts	(1,375,287)	(27,460)
Settlement of asset retirement obligation	(118,259)	(3,483)
Stock-based compensation expense	336,352	438,540
Deferred income tax expense	319,326	230,863
Changes in assets and liabilities:
Accounts receivable	(5,333,960)	388,912
Prepaid income taxes and other current assets	328,872	(12,476)
Accounts payable, royalties payable and other accrued liabilities	738,023	77,248
Income taxes payable	1,312,365	—
Net cash provided by operating activities	15,762,534	8,033,633
Cash flows from investing activities:
Additions to unproved oil and gas properties	(162,445)	(70,058)
Additions to proved oil and gas properties	(4,935,370)	(1,557,869)
Additions to gathering system properties	(82,855)	(79,419)
Additions to land, buildings and property and equipment	(1,234)	(5,745)
Proceeds from sale of oil and gas properties	200,000	—
Prepaid drilling costs	—	273
Net cash used in investing activities	(4,981,904)	(1,712,818)
Cash flows from financing activities:
Buyback of common shares	(3,956,403)	(1,061,468)
Exercise of stock options	608,787	—
Dividends	(2,969,677)	—
Net cash used in financing activities	(6,317,293)	(1,061,468)
Effect of currency rates on cash, cash equivalents and restricted cash	(13,748)	(1,242)
Increase in cash, cash equivalents and restricted cash	4,449,589	5,258,105
Cash, cash equivalents and restricted cash, beginning of period	27,065,423	13,836,771
Cash, cash equivalents and restricted cash, end of period	$31,515,012	$19,094,876

Supplemental cash flow disclosures:
Income taxes paid	$4,566,000	$1,074,025
Interest paid	$33,885	$27,073

Non-cash investing activities:
Change in unproved properties accrued in accounts payable and accrued liabilities	$—	$(65,000)
Change in proved properties accrued in accounts payable and accrued liabilities	$(1,097,247)	$805,443
Change in gathering system accrued in accounts payable and accrued liabilities	$8,554	$(8,915)
Change in prepaid drilling costs	$—	$979,358
Asset retirement obligation asset additions and adjustments	$7,666	$(29,853)

Non-cash financing activities:
Change in share buybacks accrued in accounts payable and accrued liabilities	$598,419	$—

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

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts in the Consolidated Statements of Cash Flows as of June 30, 2022 and December, 31 2021:

	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$30,945,605	$26,497,305
Restricted cash included in other assets	569,407	568,118
Cash, cash equivalents and restricted cash in the statement of cash flows	$31,515,012	$27,065,423

4.  Property and Equipment

The following table summarizes the Company’s property and equipment as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	$145,697,537	$138,032,413
Unproved properties	18,021,391	21,700,926
Accumulated depletion, depreciation, amortization and impairment	(105,047,754)	(102,480,972)
Total oil and gas properties, net	58,671,174	57,252,367
Gathering system	42,566,495	42,475,086
Accumulated depletion, depreciation, amortization and impairment	(33,995,327)	(33,443,949)
Total gathering system, net	8,571,168	9,031,137
Land	637,764	637,764
Buildings and other property and equipment, net	292,727	309,102
Total property and equipment, net	$68,172,833	$67,230,370

Property Impairment

Epsilon performs a quantitative impairment test quarterly or whenever events or changes in circumstances indicate that an asset group's carrying amount may not be recoverable, over proved properties using the published NYMEX forward prices, timing, methods and other assumptions consistent with historical periods. When indicators of impairment are present, GAAP requires that the Company first compares expected future undiscounted cash flows by asset group to their respective carrying values. If the carrying amount exceeds the estimated undiscounted future cash flows, a reduction of the carrying amount of the oil and natural gas properties to their estimated fair values is required, which is determined based on discounted cash flow techniques using significant assumptions including projected revenues, future commodity prices, and a market-specific weighted average cost of capital which are affected by expectations about future market and economic conditions. During the three and six months ended June 30, 2022 and 2021, no impairment was required.

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

On August 2, 2022, the borrowing base of $14 million was reaffirmed until the next periodic redetermination of the borrowing base.

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

The Company was in compliance with the financial covenants of the Credit Facility as of June 30, 2022 and expects to be in compliance with the financial covenants for the next 12 months.

A commitment fee of 0.50% is assessed quarterly on the daily average unused borrowing base on the Credit Facility.

	Balance at	Balance at
	June 30,	December 31,	Current	Interest Rate
	2022	2021	Borrowing Base	3 mo.
Revolving line of credit	$—	$—	$14,000,000	LIBOR + 3.25% (1)
(1)	At June 30, 2022, the interest rate was 4.876%.

6. Shareholders’ Equity

(a)Authorized shares

The Company is authorized to issue an unlimited number of Common Shares with no par value and an unlimited number of Preferred Shares with no par value.

(b)Purchases of Equity Shares

Normal Course Issuer Bid

Commencing on March 8, 2022, the Company conducted a normal course issuer bid (“NCIB”) to repurchase our issued and outstanding common shares, when doing so was accretive to management’s estimates of intrinsic value per share. The NCIB ends on March 7, 2023. The Company uses discretionary cash to fund these repurchases. During the six months ended June 30, 2022, Epsilon repurchased 697,100 common shares of the authorized 1,183,410 purchase amount and spent $4,554,822 under the NCIB. The repurchased stock had an average price of $6.53 per share. The Company cancelled 423,000 common shares during the three months ended June 30, 2022.

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

The following table contains activity relating to our acquisition of equity securities during the six months ended June 30, 2022:

			Maximum number
			of shares that
			may yet be
	Total number	Average price	purchased under
	of shares	paid per	the plans or
	purchased	share	programs
Beginning of normal-course issuer bid, March 8, 2022			1,183,410
March 2022 (1)	—	$—
April 2022 (1)	23,700	$6.66
May 2022 (1)	254,500	$7.01
June 2022 (1)	418,900	$6.24
Total as of June 30, 2022	697,100	$6.53	486,310
(1)	Epsilon repurchased these shares under its share repurchase program that commenced on March 8, 2022, as described above.

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

Restricted Stock Awards

For the six months ended June 30, 2022, 89,925 shares of Restricted Stock with a weighted average market price at the grant date of $6.33 were awarded to the Company’s board of directors and employees. For the year ended December 31, 2021, 48,000 common shares of Restricted Stock with a weighted average market price at the grant date of $5.04 were awarded to the Company’s board of directors. These shares vest over a three-year period, with one-third of the shares

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

being issued per period on the anniversary of the award resolution. The vesting of the shares is contingent on the individuals’ continued employment or service. The Company determined the fair value of the granted Restricted Stock-based on the market price of the common shares of the Company on the date of grant.

The following table summarizes Restricted Stock activity for the six months ended June 30, 2022, and the year ended December 31, 2021:

	Six months ended		Year ended
	June 30, 2022		December 31, 2021
	Number of	Weighted	Number of	Weighted
	Restricted	Average	Restricted	Average
	Shares	Remaining Life	Shares	Remaining Life
	Outstanding	(years)	Outstanding	(years)
Balance non-vested Restricted Stock at beginning of period	166,002	1.38	290,070	1.60
Granted	89,925	1.50	48,000	3.00
Vested	—	—	(137,668)	—
Forfeited	—	—	(34,400)	—
Balance non-vested Restricted Stock at end of period	255,927	1.10	166,002	1.38

Stock compensation expense for the granted Restricted Stock is recognized over the vesting period. Stock compensation expense recognized during the three and six months ended June 30, 2022 was $146,860 and $241,972, respectively (for the three and six months ended June 30, 2021, $137,207 and $274,413, respectively).

At June 30, 2022, the Company had unrecognized stock-based compensation related to these shares of $931,239 to be recognized over a weighted average period of 1.19 years (at December 31, 2021: $696,833 over 1.11 years).

Performance Share Unit Awards (“PSU”)

For the six months ended June 30, 2022, no PSUs were awarded. For the year ended December 31, 2021, a total of 62,501 common shares vested and were issued, of which 20,834 of the common shares were granted as a result of the Company exceeding its 2020 TSR performance target. The Company grants PSUs, which are paid in stock, to certain key employees. PSUs are based on a three-year performance period with performance being measured each year at December 31. The PSUs will vest on the last day of the performance period. The number of PSUs that will ultimately vest is based on two performance targets as follows:

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

The following table summarizes PSUs for the six months ended June 30, 2022 and the year ended December 31, 2021:

	Six months ended		Year ended
	June 30, 2022		December 31, 2021
	Number of	Weighted	Number of	Weighted
	Performance	Average	Performance	Average
	Shares	Remaining Life	Shares	Remaining Life
	Outstanding	(years)	Outstanding	(years)
Balance non-vested PSUs at beginning of period	151,500	0.75	193,167	1.60
Granted	—	—	20,834	—
Vested	—	—	(62,501)	—
Balance non-vested PSUs at end of period	151,500	0.59	151,500	0.75

Stock compensation expense for the granted PSUs is recognized over the vesting period. Stock compensation expense recognized during the three and six months ended June 30, 2022 related to PSUs was $47,190 and $94,380, respectively (for the three and six months ended June 30, 2021, $98,835 and $164,127, respectively.

At June 30, 2022, the Company had unrecognized stock-based compensation related to these shares of $213,035 to be recognized over a weighted average period of 0.83 years (at December 31, 2021: $310,790 over 1.01 years).

Stock Options

As of June 30, 2022, the Company had outstanding stock options covering 97,500 Common Shares at an overall average exercise price of $5.03 per Common Share to directors, officers, and employees of the Company and its subsidiaries. These 97,500 options have a weighted average expected remaining term of approximately 1.56 years.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table summarizes stock option activity for the six months ended June 30, 2022 and the year ended December 31, 2021:

	Six months ended		Year ended
	June 30, 2022		December 31, 2021
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
Exercise price in US$	Outstanding	Price	Outstanding	Price (1)
Balance at beginning of period	218,750	$5.28	245,000	$5.27
Exercised	(111,250)	$5.47	(16,250)	$5.25
Expired/Forfeited	(10,000)	$5.51	(10,000)	$5.50
Balance at period-end	97,500	$5.03	218,750	$5.28

Exercisable at period-end	97,500	$5.03	218,750	$5.28

At June 30, 2022, using the Black Scholes model, the Company had unrecognized stock-based compensation, related to these options, of nil (at December 31, 2021: nil). The aggregate intrinsic value at June 30, 2022 was $83,850 (at December 31, 2021: nil).

During the six months ended June 30, 2022 and the year ended December 31, 2021, the Company awarded no stock options.

(d) Dividends

On February 25, 2022 and May 26, 2022, the Board declared quarterly dividends of $0.0625 per common share (annualized $0.25 per common share) totaling in aggregate an amount of approximately $3.0 million that has been paid for the six months ended June 30, 2022.

7. Revenue Recognition

Revenues are comprised primarily of sales of natural gas along with the revenue generated from the Company’s ownership interest in the Auburn gas gathering system in Northeastern Pennsylvania. Also included are natural gas, crude oil and NGL revenues from Oklahoma.

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

The following table details revenue for the three and six months ended June 30, 2022 and 2021.

	Three months ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating revenue
Natural gas	$15,984,348	$5,106,922	$26,687,432	$11,439,021
Natural gas liquids	688,397	52,529	1,002,825	98,150
Oil and condensate	1,243,091	79,303	1,704,904	140,738
Gathering and compression fees	1,987,168	1,851,095	4,107,941	3,853,252
Total operating revenue	$19,903,004	$7,089,849	$33,503,102	$15,531,161

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

Gas Gathering and Compression Revenue

The Company also provides natural gas gathering and compression services through its ownership interest in the Auburn gas gathering system. For the provision of gas gathering and compression services, the Company collects its share of the gathering and compression fees per unit of gas serviced and recognizes gathering revenue over time using an output method based on units of gas gathered.

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

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts on a case-by-case basis once there is evidence that collection is not probable. For the three and six months ended June 30, 2022, there were no accounts for which collection was not probable.

The following table details accounts receivable as of June 30, 2022 and December 31, 2021.

	June 30,	December 31,
	2022	2021
Accounts receivable
Natural gas and oil sales	$8,339,473	$2,996,344
Joint interest billing	21,381	60,134
Gathering and compression fees	1,435,391	1,539,976
Other	134,646	477
Total accounts receivable	$9,930,891	$4,596,931

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

8. Income Taxes

Income tax provisions for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Current:
Federal	$2,530,805	$319,557	$3,997,702	$474,927
State	1,192,131	89,188	1,884,446	273,032
Total current income tax expense	3,722,936	408,745	5,882,148	747,959
Deferred:
Federal	233,599	(451,044)	255,614	212,159
State	63,041	(123,452)	63,712	18,704
Total deferred tax expense	296,640	(574,496)	319,326	230,863
Income tax expense	$4,019,576	$(165,751)	$6,201,474	$978,822

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

Our effective tax rate will typically differ from the statutory federal rate primarily as a result of state income taxes and the valuation allowance against the Canadian net operating loss. The effective tax rate for the six months ended June 30, 2022 was higher than the statutory federal rate as a result of the state income taxes and the valuation allowance against the Canadian net operating loss.

9. Commitments and Contingencies

The Company’s future minimum lease commitments as of June 30, 2022 are summarized in the following table:

Year ended
December 31,	Payments
2022	$93,666
2023	62,444
$156,110

The Company enters into commitments for capital expenditures in advance of the expenditures being made. As of June 30, 2022, the Company had commitments of $1.5 million for capital expenditures.

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

Epsilon filed a notice of appeal on February 15, 2022 challenging both the motion to dismiss and motion for reconsideration decisions.  Chesapeake filed a cross-appeal on March 1, 2022.  A briefing schedule was set with briefing to close in October 2022.  A decision on the appeal is not expected until early to mid-2023.

Epsilon re-filed a complaint against Chesapeake in the Middle District on May 9, 2022.  Epsilon generally asserts similar claims as in the previous suit, pursuing declaratory judgment claims regarding Chesapeake’s obligation to Epsilon to cooperate with Epsilon’s efforts in the Auburn Development and regarding Chesapeake’s obstruction of Epsilon’s efforts with the Pennsylvania Department of Environmental Protection permitting process but not based on specific well proposals.  Chesapeake filed a motion to stay pending a decision on the Third Circuit appeal.  The motion to stay has been fully briefed.  Epsilon expects a decision on the motion to stay in fall 2022.

10. Net Income Per Share

Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed based upon the weighted-average number of common shares outstanding during the period plus the assumed issuance of common shares for all potentially dilutive securities.

The net income used in the calculation of basic and diluted net income per share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income (loss) available to shareholders	$10,582,988	$(485,025)	$16,388,876	$2,250,542

In calculating the net income per share, basic and diluted, the following weighted-average shares were used:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Basic weighted-average number of shares outstanding	23,576,746	23,779,205	23,627,015	23,862,749
Dilutive stock options	25,405	—	19,630	—
Unvested time-based restricted shares	103,258	—	39,340	53,815
Unvested performance-based restricted shares	116,714	—	110,181	24,776
Diluted weighted average shares outstanding	23,822,123	23,779,205	23,796,166	23,941,340

The company excluded the following shares from the diluted EPS because their inclusion would have been anti-dilutive.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Anti-dilutive options	72,095	—	77,870	—
Anti-dilutive unvested time-based restricted shares	146,740	77,023	169,127	—
Anti-dilutive unvested performance-based restricted shares	34,786	36,567	41,319	—
Total Anti-dilutive shares	253,621	113,590	288,316	—

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

The Company’s reportable segments are as follows:

a.	The Upstream segment activities include acquisition, development and production of oil, natural gas, and other liquid reserves on properties within the United States;
b.	The Gas Gathering segment partners with two other companies to operate a natural gas gathering system; and
c.	The Corporate segment activities include corporate listing and governance functions of the Company.

Segment activity as of, and for the six months ended June 30, 2022 and 2021 is as follows:

	Upstream	Gas Gathering	Corporate		Elimination	Consolidated
As of and for the six months ended June 30, 2022
Operating revenue
Natural gas	$26,687,432	$—	$—		$—	$26,687,432
Natural gas liquids	1,002,825	—	—		—	1,002,825
Oil and condensate	1,704,904	—	—		—	1,704,904
Gathering and compression fees	—	4,842,838	—		(734,897)	4,107,941
Total operating revenue (1)	$29,395,161	$4,842,838	$—		$(734,897)	$33,503,102

Net earnings (loss) for the period	$22,359,572	$3,222,690	$(9,193,386)	(3)	$—	$16,388,876
Operating costs	4,392,404	1,065,603	—		(734,897)	4,723,110
Development geological and geophysical expenses	4,772	—	—		—	4,772
Depletion, depreciation, amortization and accretion	2,638,413	554,545	—		—	3,192,958

Segment assets	$99,313,811	$10,732,117	$754,360		$—	$110,800,287
Capital expenditures (2)	4,001,802	91,409	—		—	4,093,211
Proved properties (net)	40,649,783	—	—		—	40,649,783
Unproved properties (net)	18,021,391	—	—		—	18,021,391
Gathering system (net)	—	8,571,168	—		—	8,571,168
Lease right-of-use-asset	—	—	—		—	—
Other property and equipment (net)	930,491	—	—		—	930,491

As of and for the six months ended June 30, 2021
Operating revenue
Natural gas	$11,439,021	$—	$—		$—	$11,439,021
Natural gas liquids	98,150	—	—		—	98,150
Oil and condensate	140,738	—	—		—	140,738
Gathering and compression fees	—	4,623,548	—		(770,296)	3,853,252
Total operating revenue (1)	$11,677,909	$4,623,548	$—		$(770,296)	$15,531,161

Net earnings (loss) for the period	$5,684,536	$2,751,860	$(6,185,854)	(3)	$—	$2,250,542
Operating costs	3,378,327	1,134,790	—		(770,296)	3,742,821
Development geological and geophysical expenses	22,990	—	—		—	22,990
Depletion, depreciation, amortization and accretion	2,592,056	736,898	—		—	3,328,954

Segment assets	$78,621,390	$11,941,329	$133,220		$—	$90,695,939
Capital expenditures (2)	2,374,115	70,504	—		—	2,444,619
Proved properties (net)	34,531,736	—	—		—	34,531,736
Unproved properties (net)	21,557,121	—	—		—	21,557,121
Gathering system (net)	—	9,437,587	—		—	9,437,587
Other property and equipment (net)	964,435	—	—		—	964,435

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

(1)	Segment operating revenue represents revenues generated from the operations of the segment. Inter-segment sales during the six months ended June 30, 2022 and 2021 have been eliminated upon consolidation. For the six months ended June 30, 2022, Epsilon sold natural gas to 21 unique customers. The two customers over 10% comprised 23% and 19% of total revenue. For the six months ended June 30, 2021, Epsilon sold natural gas to 25 unique customers. The two customers over 10% comprised 35% and 10% of total revenue.
(2)	Capital expenditures for the Upstream segment consist primarily of the acquisition of properties, and the drilling and completing of wells while Gas Gathering consists of expenditures relating to the expansion and completion of the gathering and compression facility.
(3)	Segment reporting for net earnings for the period does not include non-monetary compensation, general and administrative expense, interest income, interest expense, both gains and (losses) on derivative contracts, or income tax amounts as they are managed on a group basis and are instead included in the corporate column for reconciliation purposes.

Segment activity for the three months ended June 30, 2022 and 2021 is as follows:

	Upstream		Gas Gathering	Corporate		Elimination	Consolidated
For the three months ended June 30, 2022
Operating revenue
Natural gas	$15,984,348		$—	$—		$—	$15,984,348
Natural gas liquids	688,397		—	—		—	688,397
Oil and condensate	1,243,091		—	—		—	1,243,091
Gathering and compression fees	—		2,356,901	—		(369,733)	1,987,168
Total operating revenue	$17,915,836	(1)	$2,356,901	$—		$(369,733)	19,903,004

Net earnings (loss) for the period	$13,757,784		$1,545,850	$(4,720,646)	(3)	—	$10,582,988
Operating costs	2,621,750		541,228	—		(369,733)	2,793,245
Development geological and geophysical expenses	2,386		—	—		—	2,386
Depletion, depreciation, amortization and accretion	1,533,916		269,823	—		—	1,803,739
Bad debt expense	—		—	—		—	—

Capital expenditures(2)	1,390,908		76,016	—		—	1,466,924

For the three months ended June 30, 2021
Operating revenue
Natural gas	$5,106,922		$—	$—		$—	$5,106,922
Natural gas liquids	52,529		—	—		—	52,529
Oil and condensate	79,303		—	—		—	79,303
Gathering and compression fees	—		2,236,960	—		(385,865)	1,851,095
Total operating revenue	$5,238,754	(1)	$2,236,960	$—		$(385,865)	7,089,849

Net earnings (loss) for the period	$2,153,394		$1,321,225	$(3,959,644)	(3)	$—	$(485,025)
Operating costs	1,784,138		559,412	—		(385,865)	1,957,685
Development geological and geophysical expenses	11,451		—	—		—	11,451
Depletion, depreciation, amortization and accretion	1,289,771		356,323	—		—	1,646,094
Bad Debt Expense	—		—	—		—	—

Capital expenditures(2)	1,459,675		57,220	—		—	1,516,895
(1)	Segment operating revenue represents revenues generated from the operations of the segment. Inter-segment sales during the three months ended June 30, 2022 and 2021 have been eliminated upon consolidation. For the three months ended June 30, 2022, Epsilon sold natural gas to 19 unique customers. The four customers over 10% comprised 33%, 17%, 12% and 10% of total revenue. For the three months ended June 30, 2021, Epsilon sold natural gas to 21 unique customers. The two customers over 10% comprised 23% and 19% of total revenue.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

(2)	Capital expenditures for the Upstream segment consist primarily of the acquisition of properties, and the drilling and completing of wells while Gas Gathering consists of expenditures relating to the expansion and completion of the gathering and compression facility.
(3)	Segment reporting for net earnings for the period does not include non-monetary compensation, general and administrative expense, interest income, interest expense, both gains and (losses) on derivative contracts, or income tax amounts as they are managed on a group basis and are instead included in the corporate column for reconciliation purposes.

12. Commodity Risk Management Activities

Commodity Price Risks

Epsilon engages in price risk management activities from time to time. These activities are intended to manage Epsilon’s exposure to fluctuations in commodity prices for natural gas by securing derivative contracts for a portion of expected sales volumes.

Inherent in the Company’s hedging program, are certain business risks, including market risk and credit risk. Market risk is the risk that the price of natural gas and oil will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the Company’s counterparty to a contract. Additionally, there is a risk that gas prices could fall to a level low enough to affect the volumes flowing through the gathering system.

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

Epsilon has historically elected not to designate any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for these financial commodity derivative contracts using the mark-to-market accounting method. Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as loss (gain) on derivative contracts on the condensed consolidated statements of operations and comprehensive income (loss). The related cash flow impact is reflected in cash flows from operating activities. During the three and six months ended June 30, 2022, Epsilon recognized gains (losses) on commodity derivative contracts of $776,994 and ($194,910), respectively. This amount included cash paid on settlements on these contracts of $163,559 and $1,375,287, respectively. For the three and six months ended June 30, 2021, Epsilon recognized losses on commodity derivative contracts of $1,827,334 and $1,361,993, respectively. This amount included cash paid on settlements on these contracts of $91,660 and $27,460, respectively.

Commodity Derivative Contracts

Presented below is a summary of Epsilon’s natural gas commodity basis swap and two-way costless collar contracts as of June 30, 2022.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

					Fair Value
	Volume	Ceiling	Floor	Basis	June 30,
Derivative Type	(MMbtu)	Price	Price	Differential	2022
2022
Basis swap	765,000			$(1.15)	7,788
Two-way costless collar	765,000	$8.20	$6.50		932,765
					$940,553

As of June 30, 2022, all of the Company’s economic derivative hedge positions were with large financial institutions, which are not known to the Company to be in default on their derivative positions. The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties. None of the Company’s derivative instruments contains credit-risk related contingent features. Derivatives are net on the balance sheet as they are subject to the right to offset the liabilities with the assets.

The following tables summarize the gross fair values of our derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on our condensed consolidated balance sheets as of the dates indicated below:

	Fair Value of Derivative Assets
	June 30,	December 31,
	2022	2021
Current
Basis swap	$90,782	$—
Two-way costless collar	$1,063,754	$13,312
	$1,154,537	$13,312

	Fair Value of Derivative Liabilities
	June 30,	December 31,
	2022	2021
Current
Basis swap	$(82,994)	$—
Two-way costless collar	$(130,989)	$(253,136)
	$(213,984)	$(253,136)

Net Fair Value of Derivatives	$940,553	$(239,824)

The following table presents the changes in the fair value of Epsilon’s commodity derivatives for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Fair value of asset (liability), beginning of the period	$—	$401,141	$(239,824)	$—
Gains (losses) on derivative contracts included in earnings	776,994	(1,827,334)	(194,910)	(1,361,992)
Settlement of commodity derivative contracts	163,559	91,660	1,375,287	27,459
Fair value of asset (liability), end of the period	$940,553	$(1,334,533)	$940,553	$(1,334,533)

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

13. Asset Retirement Obligations

Asset retirement obligations were estimated by management based on Epsilon’s net ownership interest in all wells and the gathering system, estimated costs to reclaim and abandon such assets and the estimated timing of the costs to be incurred in future periods.

The following tables summarize the changes in asset retirement obligations for the periods indicated:

	Six Months Ended	Year ended
	June 30,	December 31,
	2022	2021
Balance beginning of period	$2,833,656	$3,150,243
Liabilities acquired	6,684	7,009
Liabilities disposed of	(24,854)	(381,346)
Wells plugged and abandoned	(118,259)	(31,945)
Change in estimates	—	(8,299)
Accretion	38,738	97,994
Balance end of period	$2,735,965	$2,833,656

14. Fair Value Measurements

The methodologies used to determine the fair value of our financial assets and liabilities at June 30, 2022 were the same as those used at December 31, 2021.

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

Commodity derivative instruments consist of two-way costless collar and basis swap contracts for natural gas. The Company’s derivative contracts are valued based on a marked to market approach. These assumptions are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace, and are therefore designated as Level 2 within the valuation hierarchy. The Company utilizes its counterparties’ valuations to assess the reasonableness of its own valuations.

15. Subsequent Events

Effective July 1, 2022, Epsilon announced that Jason Stabell and Andrew Williamson had joined the Company as Chief Executive Officer and Chief Financial Officer, respectively. Jason had also joined the Board of Directors.  Mike Raleigh, the former CEO of the Company, resigned from the Company and the Board of Directors effective June 30, 2022.  Lane Bond, the Company’s former Chief Financial Officer, also informed the Board of his desire to retire and entered into a transitional consulting role with the Company beginning July 1, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of trends and significant changes in or results of operations and the financial condition of Epsilon Energy Ltd. and its subsidiaries for the periods presented. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto presented in this report, including the unaudited condensed consolidated financial statements as of June 30, 2022 and 2021 and for the six months then ended together with accompanying notes, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Actual results and the timing of events may differ materially from those contained in these forward- looking statements due to a number of factors. See “Part II. Item 1A. Risk Factors” and “Forward-Looking Statements.”

Overview

Epsilon Energy Ltd. (the “Company”) is a North American onshore focused independent natural gas and oil company engaged in the acquisition, development, gathering and production of natural gas and oil reserves. Our areas of operations are the Marcellus shale section of the Appalachian basin in Pennsylvania and the NW Anadarko basin in Oklahoma. Our assets are in areas with established hydrocarbon resources with significant existing production. In Pennsylvania, we hold 4,597 net acres producing 28 MMcf/d (1H 2022). In Oklahoma, we hold 8,579 net acres producing 3.3 MMcfe/d (1H 2022).

In Pennsylvania, the Company owns a 35% interest in the 52 mile Auburn Gas Gathering System (“Auburn GGS") which is operated by a subsidiary of Williams Partners, LP.

Our common shares trade on the NASDAQ Global Market under the ticker symbol “EPSN.”

Business Strategy

The Company is focused on high rate of return capital investments in onshore North American natural gas and oil basins. We are committed to disciplined capital allocation which should include shareholder returns in the form of dividends and share buybacks. We expect that our strong balance sheet and large liquidity position will allow us to opportunistically invest in both our existing project areas and potential new projects.

To date, our investments have been focused in our position in the prolific Marcellus unconventional reservoir in Pennsylvania (“PA”). Our PA assets are supported by our 35% ownership in the Auburn GGS. More recently, we have been active in our position in the NW Stack area of Oklahoma. We have substantial remaining drillable location inventory within our existing leaseholds.

The Company also seeks to identify new opportunities in onshore North American natural gas and oil basins.

Three and six months ended June 30, 2022 Highlights

Operational Highlights

Marcellus Shale – Pennsylvania

● During the three months ended June 30, 2022, Epsilon’s realized natural gas price was $6.94 per Mcf, a 256% increase over the three months ended June 30, 2021. During the six months ended June 30, 2022, Epsilon’s realized natural gas price was $5.68 per Mcf, a 152% increase over the six months ended June 30, 2021.

● During the three months ended June 30, 2022, Epsilon’s natural gas production was 2.2 Bcf, as compared to 2.5 Bcf during the same period in 2021. During the six months ended June 30, 2022, Epsilon’s natural gas production was 4.4 Bcf as compared to 4.9 Bcf during the same period in 2021.

●	Gathered and delivered 16.7 Bcf gross (5.8 Bcf net to Epsilon’s interest) during the three months ended June 30, 2022, or 183 MMcf/d through the Auburn Gas Gathering System. Gathered and delivered 35.0 Bcf gross (12.2 Bcf net to Epsilon’s interest) during the six months ended June 30, 2022, or 193 MMcf/d through the Auburn Gas Gathering System.
●At June 30, 2022, the Company had 1 gross (0.18 net) well waiting on completion.

Anadarko, NW Stack Trend – Oklahoma

● During the three months ended June 30, 2022, Epsilon’s realized price for all Oklahoma production was $8.96 per Mcfe, a 71% increase over the three months ended June 30, 2021.  During the six months ended June 30, 2022, Epsilon’s realized price for all Oklahoma production was $8.51 per Mcfe, an 87% increase over the six months ended June 30, 2021.

● Total production for the three months ended June 30, 2022 included natural gas, oil, and other liquids and was 0.32 Bcfe, a 431% increase over the same period in 2021. Total production for the six months ended June 30, 2022 included natural gas, oil, and other liquids and was 0.49 Bcfe, a 272% increase over the same period in 2021.

●	In the second quarter of 2022, the Company completed 1 gross (.11 net) well. At June 30, 2022, the Company had 1 gross (.11 net) well waiting on completion.

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

The table below sets forth a reconciliation of net income to Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021, which is the most directly comparable measure of financial performance calculated under U.S. GAAP and should be reviewed carefully.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income	$10,582,988	$(485,025)	$16,388,876	$2,250,541
Add Back:
Net interest expense	(21,200)	13,441	(21,102)	32,701
Income tax expense	4,019,576	(165,751)	6,201,474	978,822
Depreciation, depletion, amortization, and accretion	1,803,739	1,646,094	3,192,958	3,328,954
Stock based compensation expense	194,050	236,041	336,352	438,540
Loss on derivative contracts net of cash received or paid on settlement	(940,553)	1,735,674	(1,180,377)	1,334,533
Foreign currency translation loss	(1,071)	279	4,331	611
Adjusted EBITDA	$15,637,529	$2,980,753	$24,922,512	$8,364,702

Results of Operations

Net Operating Revenues

For the six months ended June 30, 2022 revenues increased $18.0 million, or 116%, to $33.5 million from $15.5 million during the same period of 2021.

Revenue and volume statistics for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues
Natural gas revenue	$15,984,348	$5,106,922	$26,687,432	$11,439,021
Volume (MMcf)	2,324	2,548	4,675	5,014
Avg. Price ($/Mcf)	$6.88	$2.00	$5.71	$2.28
Oil and other liquids revenue	$1,931,488	$131,832	$2,707,729	$238,888
Volume (MBO)	27.6	3.2	42.5	6.9
Avg. Price ($/Bbl)	$69.92	$41.68	$63.73	$34.58
Gathering system revenue	$1,987,168	$1,851,095	$4,107,941	$3,853,252
Total Revenues	$19,903,004	$7,089,849	$33,503,102	$15,531,161

We earn gathering system revenue as a 35% owner of the Auburn Gas Gathering system. This revenue consists of fees paid by Anchor Shippers (parties listed in Anchor Shipper Gas Gathering Agreement for Northern Pennsylvania, including Epsilon Midstream, LLC) of the system to transport gas from the wellhead to the compression facility, and then to the delivery meter at the Tennessee Gas Pipeline. For the six months ended June 30, 2022, approximately 77% of the Auburn GGS revenues earned were gathering fees, while 23% were compression fees. For the three months ended June 30, 2022 approximately 77% of the Auburn GGS revenues earned were gathering fees, while 23% were compression fees. For the six months ended June 30, 2021, approximately 81% of the Auburn GGS revenues earned were gathering fees, while 19% were compression fees. Gathering revenues from third-party customers represented approximately 6% of total gathering revenues and third-party compression revenues represented 3% of total compression revenues. For the three months ended June 30, 2021 approximately 81% of the Auburn GGS revenues earned were gathering fees, while 19% were compression fees. Gathering revenues from third-party customers represented approximately 5% of revenues and third-party compression revenues represented 2% of revenues. Revenues derived from Epsilon’s production which have been eliminated from gathering system revenues amounted to $0.37 million and $0.73 million for the three and six months ended June 30, 2022, respectively, and $0.39 million and $0.77 million for the three and six month ended March 31, 2021, respectively.

Upstream natural gas revenue for the six months ended June 30, 2022 increased by $15.2 million, or 133%, over the same period in 2021. This was primarily a result of higher natural gas prices; however, this was partially offset by lower volumes being produced due to natural decline of the wells. Upstream natural gas revenue for the three months ended June 30, 2022 increased by $10.9 million, or 213%, over the same period in 2021. This was also primarily a result of higher natural gas prices partially offset by lower volumes being produced due to natural decline of the wells.

Upstream oil and other liquids revenue for the six months ended June 30, 2022 increased by $2.5 million, or 1,033%, over the same period in 2021. This was a result of increased production from new wells in Oklahoma in addition to higher prices. Upstream oil and other liquids revenue for the three months ended June 30, 2022 increased by $1.8 million, or 1,365%, over the same period in 2021. This was a result of increased production from new wells in Oklahoma in addition to higher prices.

The Company’s share of gathering system revenue increased by $0.1 million and $0.3 million during the three and six months ended June 30, 2022, increasing by 7% and 7%, respectively over the same period in 2021. The Auburn GGS is subject to a cost of service model, whereby the Anchor Shippers dedicate acreage and reserves to the Auburn GGS. In exchange for this dedication, the owners of the Auburn system agree to a fixed rate of return on capital invested which cannot be exceeded. Therefore, rather than being subject to a fixed gathering rate, the Shippers are subject to a fluctuating gathering rate which is redetermined annually in order to produce the contractual return on capital to the Auburn GGS owners. The term of the model is fixed from 2012 to 2026. Each year, actual throughput, revenue, operating expenses and capital are captured in the model, and the remaining years are forecasted. The model then resolves a gathering rate that yields the contractual rate of return. All else being equal, to the extent that throughput is higher or capital is lower than the preceding year’s forecast, the gathering rate will decline.

Operating Costs

The following table presents total cost and cost per unit of production (Mcfe), including ad valorem, severance, and production taxes for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Lease operating costs	$2,621,750	$1,784,138	$4,392,404	$3,378,327
Gathering system operating costs	171,495	173,547	330,706	364,494
	$2,793,245	$1,957,685	$4,723,110	$3,742,821

Upstream operating costs—Total $/Mcfe	1.05	0.68	0.89	0.67
Gathering system operating costs $/Mcf	0.09	0.10	0.09	0.10

Upstream operating costs consist of lease operating expenses necessary to extract natural gas and oil, including gathering and treating the natural gas and oil to ready it for sale.

Upstream operating costs for the six months ended June 30, 2022 increased $1.0 million, or 30%, over the same period in 2021. Upstream operating costs for the three months ended June 30, 2022 increased $0.8 million, or 47%, over the same period in 2021. The increase in total cost was primarily due to rising prices for services leading to a $1.05/Mcfe and $0.89/Mcfe for the three and six months ended June 30, 2022, or 33% and 54%, increase, respectively in the cost associated with operating the wells.

Gathering system operating costs consist primarily of rental payments for the natural gas fueled compression units. Other significant gathering system operating costs include chemicals (to prevent corrosion and to reduce water vapor in the gas stream), saltwater disposal, measurement equipment / calibration and general project management.

The gathering system total per unit operating costs reported include the effects of elimination entries to remove the gas gathering fees billed by the gas gathering system operator to Epsilon’s upstream operations, and the volume associated with those fees. The elimination entries amounted to $0.73 million and $0.77 million for the six months ended June 30, 2022 and 2021, respectively and $0.37 million and $0.39 million for the three months ended June 30, 2022 and 2021, respectively (see Note 11, ‘‘Operating Segments,’’ of the Notes to Unaudited Condensed Consolidated Financial Statements).

Gathering system costs (net of intercompany elimination) for the six months ended June 30, 2022 decreased $0.03 million, or 9%, over the same period in 2021. Gathering system costs (net of intercompany elimination) for the three months ended March 31, 2022 stayed constant over the same period in 2021.

The Company’s share of total gathering system costs decreased $0.04 million, or 5%, for the six months ended June 30, 2022 over 2021. The Company’s share of total gathering system costs decreased $0.02 million, or 4%, for the three months ended June 30, 2022 over 2021. This decrease is primarily due to a decrease in throughput volumes into the gathering system.

Depletion, Depreciation, Amortization and Accretion (“DD&A”)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Depletion, depreciation, amortization and accretion	$1,803,739	$1,646,094	$3,192,958	$3,328,954

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

DD&A expense for the six months ended June 30, 2022 was constant compared to the same period in 2021. DD&A expense increased $0.16 million, or 10% for the three months ended June 30, 2022 compared to the same period in 2021. This was primarily due to the increase in depletable costs as a result of transferring unproved leasehold costs to proved for depletion purposes as new wells are put into production.

Impairment

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Impairment	$—	$—	$—	$—

Epsilon performs a quantitative impairment test quarterly or whenever events or changes in circumstances indicate that an asset group's carrying amount may not be recoverable, over proved properties using the published NYMEX and basis differential forward prices, timing, methods and other assumptions consistent with historical periods. When indicators of impairment are present, GAAP requires that the Company first compares expected future undiscounted cash flows by asset group to their respective carrying values. If the carrying amount exceeds the estimated undiscounted future cash flows, a reduction of the carrying amount of the natural gas properties to their estimated fair values is required, which is determined based on discounted cash flow techniques using significant assumptions including projected revenues, future commodity prices, and a market-specific weighted average cost of capital which are affected by expectations about future market and economic conditions.

During the three and six months ended June 30, 2022 and 2021, no impairment was required.

General and Administrative

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
General and administrative	$1,659,193	$2,284,341	$2,972,627	$3,814,001

G&A expenses consist of general corporate expenses such as compensation, legal, accounting and professional fees, consulting services, travel and other related corporate costs such as stock options and restricted stock granted and the related non-cash compensation.

G&A expenses for the six months ended June 30, 2022 and 2021 decreased $0.8 million or 22%. G&A expenses for the three months ended June 30, 2022 and 2021 decreased $0.6 million or 27%. This was mainly due to the decreased legal fees related to the complaint filed against Chesapeake.

Interest Expense

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Interest expense	$745	$22,345	$16,064	$49,418

Interest expense relates to the commitment fees paid on the revolving line of credit.

Interest expense for the three and six months ended June 30, 2022 and 2021 decreased due to the reduction in the borrowing base on our line of credit during this time.

(Loss) Gain on Derivative Contracts

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Gain (loss) on derivative contracts	$776,994	$(1,827,334)	$(194,910)	$(1,361,993)

For the three and six months ended June 30, 2022 and 2021, Epsilon entered into NYMEX Henry Hub two-way costless collar and Tennessee basis swap derivative contracts for the purpose of hedging its physical natural gas sales revenue. During the three and six months ended June 30, 2022, we paid net cash settlements of $163,559 and $1,375,287, respectively. During the three and six months ended June 30, 2021, we paid net cash settlements of $91,660 and $27,460, respectively.

For the three and six months ended June 30, 2022, realized losses on derivative contracts increased primarily due to the rally in NYMEX Henry Hub Natural Gas Futures resulting in an increased liability for the short call portion of the two-way costless collar position. As of June 30, 2022, the Company had no derivative contracts beyond December 31, 2022.

Other (Expense) Income

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Interest income and other income	$(39,768)	$8,625	$(29,953)	$18,380

For the three and six months ended June 30, 2022 and 2021, other income decreased as a result of derecognizing and asset retirement obligation after the P&A of an asset. This was offset by an increase in interest received as a result of increasing interest rates.

Capital Resources and Liquidity

Cash Flow

The primary source of cash for Epsilon during the three and six months ended June 30, 2022 and 2021 was funds generated from operations. The primary uses of cash for the three and six months ended June 30, 2022 were development of natural gas properties, the repurchase of shares of common stock, and the distribution of dividends. The primary uses of cash for the three and six months ended June 30, 2021 were development of natural gas properties and the repurchase of shares of common stock.

At June 30, 2022, we had a working capital surplus of $33.3 million, an increase of $9.2 million over the $24.1 million surplus at December 31, 2021. The Company anticipates its current cash balance, cash flows from operations, and available sources of liquidity to be sufficient to meet its cash requirements for at least the next twelve months.

Three and six months ended June 30, 2022 compared to 2021

During the six months ended June 30, 2022, $15.8 million was provided by the Company’s operating activities, compared to $8.0 million provided during the same period in 2021, a $7.7 million, and 96% increase. The increase was mainly due to increased cash from operations as a result of increased commodity prices, partially offset by the losses created on the hedges as they matured. During the three months ended June 30, 2022, $8.1 million was provided by the Company’s operating activities, compared to $2.4 million provided during the same period in 2021, a $5.7 million, and 235% increase. The increase was mainly due to increased cash from operations as a result of increased commodity prices.

The Company used $2.1 million and $5.0 million of cash for investing activities during the three and six months ended June 30, 2022, respectively. This was spent primarily on leasehold and development costs targeting increasing production in Pennsylvania and Oklahoma. The Company used $1.2 million and $1.7 million of cash for investing activities during the three and six months ended June 30, 2021, respectively. This was spent primarily on leasehold and development costs targeting increasing production in Pennsylvania.

The Company used $5.0 million and $6.3 million of cash for financing activities during the three and six months ended June 30, 2022, respectively.  This was spent primarily on dividend payments and the repurchase of shares of common stock. The Company used $0.6 million and $1.1 million of cash for financing activities during the three and six months ended June 30, 2021. This cash was spent on the repurchase of common shares of the Company.

Credit Agreement

In addition, the Company has a senior secured credit facility which includes a total commitment of up to $100 million. The current effective borrowing base is $14 million, which is subject to semi-annual redetermination. There are currently no borrowings under the facility. If Epsilon decides to access the facility, depending on the level of borrowing, the Company will need to increase its hedging activity. Borrowings from the Facility may be used for the acquisition and development of oil and gas properties, investments in cash flow generating assets complimentary to the production of oil and gas, and for letters of credit and other general corporate purposes. Upon each advance, interest is charged at the highest of a) rate of LIBOR plus an applicable margin (3.25%-4.25% based on the percent of the line of credit utilized) with the minimum being 0.25%, b) the Prime Rate, or c) the sum of the Federal Funds Rate plus 0.5%.

Effective April 6, 2021 the agreement was amended to extend the maturity date to March 1, 2024. In addition, the agreement was amended to include a Benchmark Replacement definition and transition plan to be used at such time when the LIBOR rate is discontinued.

On August 2, 2022, the borrowing base of $14 million was reaffirmed until the next periodic redetermination of the borrowing base.

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

Epsilon was in compliance with the financial covenants of the agreement as of June 30, 2022 and expect to be in compliance for the next 12 months. We expect to remain in compliance as we currently have no borrowings under the facility and funded all operations for 2021 and all operations through June 30, 2022 out of operating cash flow and cash on hand, and expect to continue to do so through 2022.

	Balance at	Balance at
	June 30,	December 31,	Borrowing Base	Interest
	2022	2021	June 30, 2022	Rate
Revolving line of credit	$—	$—	$14,000,000	3 mo. LIBOR + 3.25%

Repurchase Transactions

Commencing on March 8, 2022, Epsilon conducted a normal course issuer bid (“NCIB”) to repurchase our issued and outstanding common shares, when doing so was accretive to management's estimates of intrinsic value per share. The NCIB ends on March 7, 2023. The Company used discretionary cash to fund these repurchases. During the six months ended June 30, 2022, Epsilon repurchased 697,100 common shares of the authorized 1,183,410 purchase amount and spent

$4,554,823 under the NCIB. The repurchased stock had an average price of $6.53 per share. The Company cancelled 423,000 common shares during the three months ended June 30, 2022.

Commencing on January 1, 2021, Epsilon conducted a normal course issuer bid (“NCIB”) to repurchase our issued and outstanding common shares, when doing so was accretive to management's estimates of intrinsic value per share. The NCIB ended on December 31, 2021. The Company used discretionary cash to fund these repurchases. During the six months ended June 30, 2021, Epsilon repurchased 264,215 common shares of the authorized 1,193,000 purchase amount and spent $1,061,468 under the NCIB. The repurchased stock had an average price of $4.01 per share.

Derivative Transactions

The Company has entered into hedging arrangements to reduce the impact of natural gas price volatility on operations. By reducing the price volatility from a significant portion of natural gas production, the potential effects of changing prices on operating cash flows have been mitigated, but not eliminated. While mitigating the negative effects of falling commodity prices, these derivative contracts also limit the benefits we might otherwise receive from increases in commodity prices.

At June 30, 2022, Epsilon’s outstanding natural gas commodity contracts consisted of the following:

	Volume	Ceiling	Floor	Basis	Fair Value of Asset
Derivative Type	(MMbtu)	Price	Price	Differential	June 30, 2022
2022
Basis swap	765,000	$—	$—	$(1.15)	7,788
Two-way costless collar	765,000	$8.20	$6.50	$—	932,765
	1,530,000				$940,553

Contractual Obligations

The following table summarizes Epsilon’s contractual obligations at June 30, 2022:

	Payments Due by Period
		Less than	1 – 3	Greater than
	Total	1 Year	Years	3 Years
Derivative liabilities(1)	$213,984	$213,984	$—	$—
Asset retirement obligations, undiscounted	7,357,345	—	—	7,357,345
Capital expenditure commitments	1,487,599	1,487,599	—	—
Operating leases	156,110	93,666	62,444	—
Total future commitments	$9,215,037	$1,795,248	$62,444	$7,357,345
(1)	The liability balance shown represents the gross mark-to-market liability balance of derivative contracts before being offset by contracts in an asset position.

We enter into commitments for capital expenditures in advance of the expenditures being made. Current commitments have been included in the contractual obligations table above.

Based on current natural gas prices and anticipated levels of production, we believe that the estimated net cash generated from operations, together with cash on hand and amounts available under our credit agreement, will be adequate to meet liquidity needs for the next 12 months and beyond, including satisfying our financial obligations and funding our operating and development activities.  To that end, the Company has hedged approximately 15% of its anticipated remaining 2022 production through NYMEX costless collars.

Off-Balance Sheet Arrangements

As of June 30, 2022, the Company had no off-balance sheet arrangements.

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

At June 30, 2022 and 2021, the outstanding principal balance under the credit agreement was nil.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of June 30, 2022 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Epsilon filed a notice of appeal on February 15, 2022 challenging both the motion to dismiss and motion for reconsideration decisions.  Chesapeake filed a cross-appeal on March 1, 2022.  A briefing schedule was set with briefing to close in October 2022.  A decision on the appeal is not expected until early to mid-2023.

Epsilon re-filed a complaint against Chesapeake in the Middle District on May 9, 2022.  Epsilon generally asserts similar claims as in the previous suit, pursuing declaratory judgment claims regarding Chesapeake’s obligation to Epsilon to cooperate with Epsilon’s efforts in the Auburn Development and regarding Chesapeake’s obstruction of Epsilon’s efforts with the Pennsylvania Department of Environmental Protection permitting process but not based on specific well proposals.  Chesapeake filed a motion to stay pending a decision on the Third Circuit appeal.  The motion to stay has been fully briefed.  Epsilon expects a decision on the motion to stay in fall 2022.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by Epsilon Energy Ltd.

The following table contains information about our acquisition of equity securities during the six months ended June 30, 2022.

			Maximum number
			of shares that
			may yet be
	Total number	Average price	purchased under
	of shares	paid per	the plans or
	purchased	share	programs
Beginning of normal-course issuer bid, March 8, 2022			1,183,410
March 2022 (1)	—	$—
April 2022 (1)	23,700	$6.66
May 2022 (1)	254,500	$7.01
June 2022 (1)	418,900	$6.24
Total as of June 30, 2022	697,100	$6.53	486,310
(1)	Commencing on March 8, 2022, the Company entered into a share repurchase program on the NASDAQ conducted in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934. The Company is authorized to repurchase up to 1,183,410 of its outstanding common shares up to an aggregate purchase price limit of $8 million, representing 5% of the outstanding common shares. The program will end on March 7, 2023 unless the common shares or purchase price limits are reached before then or Epsilon provides earlier notice of termination.

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

Epsilon Energy Ltd.
(Registrant)

Date: August 11, 2022	By:	/s/ J. Andrew Williamson
J. Andrew Williamson
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)