Form 10-Q
period 2022-09-30
Epsilon Energy Ltd.
filed 2022-11-10
CIK 1726126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes ☐ No ⌧

As of November 10, 2022, there were 23,027,441 Common Shares outstanding.

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

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$40,254,729	$26,497,305
Accounts receivable	10,069,516	4,596,931
Fair value of derivatives	32,326	—
Other current assets	775,587	569,870
Total current assets	51,132,158	31,664,106
Non-current assets
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	147,196,218	138,032,413
Unproved properties	18,085,385	21,700,926
Accumulated depletion, depreciation, amortization and impairment	(106,457,257)	(102,480,972)
Total oil and gas properties, net	58,824,346	57,252,367
Gathering system	42,617,954	42,475,086
Accumulated depletion, depreciation, amortization and impairment	(34,262,838)	(33,443,949)
Total gathering system, net	8,355,116	9,031,137
Land	637,764	637,764
Buildings and other property and equipment, net	295,446	309,102
Total property and equipment, net	68,112,672	67,230,370
Other assets:
Restricted cash	569,883	568,118
Total non-current assets	68,682,555	67,798,488
Total assets	$119,814,713	$99,462,594

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable trade	$2,203,443	$1,189,905
Gathering fees payable	1,020,921	963,546
Royalties payable	2,827,880	1,853,508
Income taxes payable	3,119,671	1,098,425
Accrued capital expenditures	398,026	1,016,830
Other accrued liabilities	1,001,792	1,098,127
Fair value of derivatives	—	239,824
Asset retirement obligations	—	85,207
Total current liabilities	10,571,733	7,545,372
Non-current liabilities
Asset retirement obligations	2,758,831	2,748,449
Deferred income taxes	10,345,297	9,905,440
Total non-current liabilities	13,104,128	12,653,889
Total liabilities	23,675,861	20,199,261
Commitments and contingencies (Note 9)
Shareholders' equity
Common shares, no par value, unlimited shares authorized and 23,571,108 issued and 23,011,608 outstanding at September 30, 2022 and 24,202,218 issued and 23,668,203 shares outstanding at December 31, 2021	127,231,845	131,815,739
Treasury shares, 559,500 at September 30, 2022 and 534,015 at December 31, 2021	(3,326,880)	(2,423,007)
Additional paid-in capital	9,672,152	8,835,203
Accumulated deficit	(47,208,598)	(68,783,207)
Accumulated other comprehensive income	9,770,333	9,818,605
Total shareholders' equity	96,138,852	79,263,333
Total liabilities and shareholders' equity	$119,814,713	$99,462,594

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues from contracts with customers:
Gas, oil, NGL, and condensate revenue	$19,171,121	$11,062,443	$48,566,282	$22,740,352
Gas gathering and compression revenue	2,072,806	2,038,616	6,180,747	5,891,868
Total revenue	21,243,927	13,101,059	54,747,029	28,632,220

Operating costs and expenses:
Lease operating expenses	2,399,092	2,240,259	6,791,496	5,618,585
Gathering system operating expenses	225,809	138,887	556,515	503,381
Development geological and geophysical expenses	2,387	11,583	7,159	34,573
Depletion, depreciation, amortization, and accretion	1,706,030	1,846,911	4,898,988	5,175,865
Gain on sale of oil and gas properties	—	—	(221,642)	—
General and administrative expenses:
Stock based compensation expense	500,597	300,249	836,949	738,789
Other general and administrative expenses	2,015,272	1,461,703	4,651,547	4,837,164
Total operating costs and expenses	6,849,187	5,999,592	17,521,012	16,908,357
Operating income	14,394,740	7,101,467	37,226,017	11,723,863

Other income (expense):
Interest income	89,638	11,070	126,804	27,786
Interest expense	(17,501)	(16,962)	(33,565)	(66,380)
Loss on derivative contracts	(929,637)	(5,055,130)	(1,124,547)	(6,417,123)
Other (expense) income	(32,777)	(907)	(99,896)	756
Other income (expense), net	(890,277)	(5,061,929)	(1,131,204)	(6,454,961)

Net income before income tax expense	13,504,463	2,039,538	36,094,813	5,268,902
Income tax expense	3,896,010	643,072	10,097,484	1,621,894
NET INCOME	$9,608,453	$1,396,466	$25,997,329	$3,647,008
Currency translation adjustments	(34,524)	(15)	(48,272)	(1,256)
NET COMPREHENSIVE INCOME	$9,573,929	$1,396,451	$25,949,057	$3,645,751

Net income per share, basic	$0.42	$0.06	$1.11	$0.15
Net income per share, diluted	$0.41	$0.06	$1.11	$0.15
Weighted average number of shares outstanding, basic	23,011,729	23,564,288	23,419,666	23,757,895
Weighted average number of shares outstanding, diluted	23,169,658	23,772,943	23,524,574	23,871,495

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

						Accumulated
						Other		Total
	Common Shares Issued		Treasury Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	paid-in Capital	Income	Deficit	Equity
Balance at January 1, 2022	24,202,218	$131,815,739	(534,015)	$(2,423,007)	$8,835,203	$9,818,605	$(68,783,207)	$79,263,333
Net income	—	—	—	—	—	—	5,805,888	5,805,888
Dividends	—	—	—	—	—	—	(1,483,027)	(1,483,027)
Stock-based compensation expenses	—	—	—	—	142,302	—	—	142,302
Exercise of stock options	38,750	209,312	—	—	—	—	—	209,312
Retirement of treasury shares	(534,015)	(2,423,007)	534,015	2,423,007	—	—	—	—
Other comprehensive income	—	—	—	—	—	5,402	—	5,402
Balance at March 31, 2022	23,706,953	$129,602,044	—	$—	$8,977,505	$9,824,007	$(64,460,346)	$83,943,210
Net income	—	—	—	—	—	—	10,582,988	10,582,988
Dividends	—	—	—	—	—	—	(1,486,650)	(1,486,650)
Stock-based compensation expenses	—	—	—	—	194,050	—	—	194,050
Exercise of stock options	72,500	399,475	—	—	—	—	—	399,475
Buyback of common shares	—	—	(697,100)	(4,554,822)	—	—	—	(4,554,822)
Retirement of treasury shares	(423,000)	(2,907,999)	423,000	2,907,999	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(19,150)	—	(19,150)
Balance at June 30, 2022	23,356,453	$127,093,520	(274,100)	$(1,646,823)	$9,171,555	$9,804,857	$(55,364,008)	$89,059,101
Net income	—	—	—	—	—	—	9,608,453	9,608,453
Dividends	—	—	—	—	—	—	(1,453,043)	(1,453,043)
Stock-based compensation expenses	—	—	—	—	500,597	—	—	500,597
Exercise of stock options	27,500	138,325	—	—	—	—	—	138,325
Buyback of common shares	—	—	(285,400)	(1,680,057)	—	—	—	(1,680,057)
Vesting of shares of restricted stock	187,155	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(34,524)	—	(34,524)
Balance at September 30, 2022	23,571,108	$127,231,845	(559,500)	$(3,326,880)	$9,672,152	$9,770,333	$(47,208,598)	$96,138,852

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

						Accumulated
						Other		Total
	Common Shares Issued		Treasury Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	paid-in Capital	Income	Deficit	Equity
Balance at January 1, 2021	23,985,799	$131,730,401	—	$—	$7,879,119	$9,820,647	$(80,410,724)	$69,019,443
Net income	—	—	—	—	—	—	2,735,567	2,735,567
Stock-based compensation expenses	—	—	—	—	202,499	—	—	202,499
Buyback of common shares	—	—	(123,200)	(492,479)	—	—	—	(492,479)
Other comprehensive income	—	—	—	—	—	242	—	242
Balance at March 31, 2021	23,985,799	$131,730,401	(123,200)	$(492,479)	$8,081,618	$9,820,889	$(77,675,157)	$71,465,272
Net loss	—	—	—	—	—	—	(485,025)	(485,025)
Stock-based compensation expenses	—	—	—	—	236,041	—	—	236,041
Buyback of common shares	—	—	(141,015)	(568,989)	—	—	—	(568,989)
Other comprehensive loss	—	—	—	—	—	(1,484)	—	(1,484)
Balance at June 30, 2021	23,985,799	$131,730,401	(264,215)	$(1,061,468)	$8,317,659	$9,819,405	$(78,160,182)	$70,645,816
Net income	—	—	—	—	—	—	1,396,466	1,396,466
Stock-based compensation expenses	—	—	—	—	300,249	—	—	300,249
Buyback of common shares	—	—	(261,400)	(1,315,713)	—	—	—	(1,315,713)
Vesting of shares of restricted stock	20,834	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(15)	—	(15)
Balance at September 30, 2021	24,006,633	$131,730,401	(525,615)	$(2,377,181)	$8,617,908	$9,819,391	$(76,763,716)	$71,026,803

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$25,997,329	$3,647,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	4,898,988	5,175,865
Loss on derivative contracts	1,124,547	6,417,123
Gain on sale of oil and gas properties	(221,642)	—
Settlement paid on derivative contracts	(1,396,697)	(2,488,702)
Settlement of asset retirement obligation	(118,260)	—
Stock-based compensation expense	836,949	738,789
Deferred income tax expense (benefit)	439,857	(651,606)
Changes in assets and liabilities:
Accounts receivable	(5,472,585)	(3,558,519)
Other current assets	(205,717)	(6,920)
Accounts payable, royalties payable and other accrued liabilities	1,511,652	3,237,559
Income taxes payable	2,021,246	1,016,153
Net cash provided by operating activities	29,415,667	13,526,750
Cash flows from investing activities:
Additions to unproved oil and gas properties	(226,439)	(140,498)
Additions to proved oil and gas properties	(5,528,037)	(3,479,386)
Additions to gathering system properties	(129,985)	(199,801)
Additions to land, buildings and property and equipment	(13,258)	(5,745)
Proceeds from sale of oil and gas properties	200,000	—
Prepaid drilling costs	—	379
Net cash used in investing activities	(5,697,719)	(3,825,051)
Cash flows from financing activities:
Buyback of common shares	(6,234,879)	(2,377,181)
Exercise of stock options	747,112	—
Dividends	(4,422,720)	—
Net cash used in financing activities	(9,910,487)	(2,377,181)
Effect of currency rates on cash, cash equivalents and restricted cash	(48,272)	(1,257)
Increase in cash, cash equivalents and restricted cash	13,759,189	7,323,261
Cash, cash equivalents and restricted cash, beginning of period	27,065,423	13,836,771
Cash, cash equivalents and restricted cash, end of period	$40,824,612	$21,160,032

Supplemental cash flow disclosures:
Income taxes paid	$7,626,000	$1,164,025
Interest paid	$50,872	$78,980

Non-cash investing activities:
Change in unproved properties accrued in accounts payable and accrued liabilities	$—	$(65,000)
Change in proved properties accrued in accounts payable and accrued liabilities	$(194,391)	$(18,150)
Change in gathering system accrued in accounts payable and accrued liabilities	$12,882	$16,225
Asset retirement obligation asset additions and adjustments	$10,821	$(29,853)

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

2. Basis of Preparation

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the appropriate rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. All adjustments which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods presented have been included. The interim financial information and notes hereto should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2021. The results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year.

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

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

The adoption of this ASU will increase asset and liability balances on the consolidated balance sheets due to the required recognition of a right of use asset and corresponding lease liabilities. The Company plans to elect the available package practical expedients provided in the standard and adopt Topic 842 as of January 1, 2022 at December 31, 2022 on its Form 10-K for the year ending December 31, 2022, using the optional transition method provided by ASU 2018-11 and continues to assess potential effects of the standard.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts in the Consolidated Statements of Cash Flows as of September 30, 2022 and December, 31 2021:

	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$40,254,729	$26,497,305
Restricted cash included in other assets	569,883	568,118
Cash, cash equivalents and restricted cash in the statement of cash flows	$40,824,612	$27,065,423

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

4.  Property and Equipment

The following table summarizes the Company’s property and equipment as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	$147,196,218	$138,032,413
Unproved properties	18,085,385	21,700,926
Accumulated depletion, depreciation, amortization and impairment	(106,457,257)	(102,480,972)
Total oil and gas properties, net	58,824,346	57,252,367
Gathering system	42,617,954	42,475,086
Accumulated depletion, depreciation, amortization and impairment	(34,262,838)	(33,443,949)
Total gathering system, net	8,355,116	9,031,137
Land	637,764	637,764
Buildings and other property and equipment, net	295,446	309,102
Total property and equipment, net	$68,112,672	$67,230,370

Property Impairment

Epsilon uses the successful efforts method of accounting for crude oil and natural gas producing activities. Under this method, exploration costs, such as exploratory geological and geophysical costs, expiration of unproved leasehold, delay rentals and exploration overhead are expensed as incurred. All costs related to production, general corporate overhead and similar activities are also expensed as incurred. All property acquisition costs and development costs are capitalized when incurred.

Epsilon performs a quantitative impairment test quarterly or whenever events or changes in circumstances indicate that an asset group's carrying amount may not be recoverable, over proved properties using the published NYMEX forward prices, timing, methods and other assumptions consistent with historical periods. When indicators of impairment are present, GAAP requires that the Company first compares expected future undiscounted cash flows by asset group to their respective carrying values. If the carrying amount exceeds the estimated undiscounted future cash flows, a reduction of the carrying amount of the oil and natural gas properties to their estimated fair values is required, which is determined based on discounted cash flow techniques using significant assumptions including projected revenues, future commodity prices, and a market-specific weighted average cost of capital which are affected by expectations about future market and economic conditions. During the three and nine months ended September 30, 2022 and 2021, no impairment was required.

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

The Company was in compliance with the financial covenants of the Credit Facility as of September 30, 2022 and expects to be in compliance with the financial covenants for the next 12 months.

An annual commitment fee of 0.50% is assessed and paid quarterly on the daily average unused borrowing base on the Credit Facility.

	Balance at	Balance at
	September 30,	December 31,	Current	Interest Rate
	2022	2021	Borrowing Base	3 mo.
Revolving line of credit	$—	$—	$14,000,000	LIBOR + 3.25% (1)
(1)	At September 30, 2022, the interest rate was 6.394%.

6. Shareholders’ Equity

(a)Authorized shares

The Company is authorized to issue an unlimited number of Common Shares with no par value and an unlimited number of Preferred Shares with no par value.

(b)Purchases of Equity Shares

Normal Course Issuer Bid

Commencing on March 8, 2022, the Company conducted a normal course issuer bid (“NCIB”) to repurchase our issued and outstanding common shares, when doing so was accretive to management’s estimates of intrinsic value per share. The NCIB ends on March 7, 2023. The Company uses discretionary cash to fund these repurchases. During the three and nine months ended September 30, 2022, Epsilon repurchased 285,400 common shares and 982,500 common shares, respectively, of the authorized 1,183,410 purchase amount and spent $1,680,057 and $6,234,879, respectively, under the NCIB. The repurchased stock had an average price of $6.32 per share (excluding commissions). During the three and nine months ended September 30, 2022, the Company cancelled zero and 423,000 common shares, respectively.

Commencing on January 1, 2021, Epsilon conducted a normal course issuer bid (“NCIB”) to repurchase our issued and outstanding common shares, when doing so was accretive to management's estimates of intrinsic value per share. The NCIB ended on December 31, 2021. The Company used discretionary cash to fund these repurchases. During

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

the year ended December 31, 2021, Epsilon repurchased 534,015 common shares of the authorized 1,193,000 purchase amount and spent $2,423,007 under the NCIB. The repurchased stock had an average price of $4.51 per share (excluding commissions) and were subsequently cancelled during the three months ended March 31, 2022.

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

The following table contains activity relating to our acquisition of equity securities during the nine months ended September 30, 2022:

			Maximum number
			of shares that
			may yet be
	Total number	Average price	purchased under
	of shares	paid per	the plans or
	purchased	share	programs
Beginning of normal-course issuer bid, March 8, 2022			1,183,410
March 2022 (1)	—	$—
April 2022 (1)	23,700	$6.63
May 2022 (1)	254,500	$6.99
June 2022 (1)	418,900	$6.21
July 2022 (1)	249,800	$5.83
August 2022 (1)	33,200	$6.09
September 2022 (1)	2,400	$6.00
Total as of September 30, 2022	982,500	$6.32	200,910
(1)	Epsilon repurchased these shares under its share repurchase program that commenced on March 8, 2022, as described above.

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

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Restricted Stock Awards

For the nine months ended September 30, 2022, 246,135 shares of Restricted Stock with a weighted average market price at the grant date of $6.22 were awarded to the Company’s board of directors and employees. For the year ended December 31, 2021, 48,000 common shares of Restricted Stock with a weighted average market price at the grant date of $5.04 were awarded to the Company’s board of directors. These shares vest over a three-year period, with one-third of the shares being issued per period on the anniversary of the award resolution. The vesting of the shares is contingent on the individuals’ continued employment or service. The Company determined the fair value of the granted Restricted Stock-based on the market price of the common shares of the Company on the date of grant.

The following table summarizes Restricted Stock activity for the nine months ended September 30, 2022, and the year ended December 31, 2021:

	Nine months ended		Year ended
	September 30, 2022		December 31, 2021
	Number of	Weighted	Number of	Weighted
	Restricted	Average	Restricted	Average
	Shares	Remaining Life	Shares	Remaining Life
	Outstanding	(years)	Outstanding	(years)
Balance non-vested Restricted Stock at beginning of period	166,002	1.38	290,070	1.60
Granted	246,135	1.91	48,000	3.00
Vested	(83,155)	—	(137,668)	—
Forfeited	—	—	(34,400)	—
Balance non-vested Restricted Stock at end of period	328,982	1.59	166,002	1.38

Stock compensation expense for the granted Restricted Stock is recognized over the vesting period. Stock compensation expense recognized during the three and nine months ended September 30, 2022 was $366,763 and $608,735, respectively (for the three and nine months ended September 30, 2021, $127,834 and $402,247, respectively).

At September 30, 2022, the Company had unrecognized stock-based compensation related to these shares of $1,551,041 to be recognized over a weighted average period of 1.62 years (at December 31, 2021: $696,833 over 1.11 years).

Performance Share Unit Awards (“PSU”)

For the nine months ended September 30, 2022, 104,000 PSUs vested and were issued. For the year ended December 31, 2021, a total of 62,501 common shares vested and were issued, of which 20,834 of the common shares were granted as a result of the Company exceeding its 2020 TSR performance target. The Company grants PSUs, which are paid in stock, to certain key employees. PSUs are based on a three-year performance period with performance being measured each year at December 31. The PSUs will vest on the last day of the performance period. The number of PSUs that will ultimately vest is based on two performance targets as follows:

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

The number of shares ultimately issued under these awards can range from zero to 200% of target award amounts at the discretion of the Compensation Committee of the Board of Directors.

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

The following table summarizes PSUs for the nine months ended September 30, 2022 and the year ended December 31, 2021:

	Nine months ended		Year ended
	September 30, 2022		December 31, 2021
	Number of	Weighted	Number of	Weighted
	Performance	Average	Performance	Average
	Shares	Remaining Life	Shares	Remaining Life
	Outstanding	(years)	Outstanding	(years)
Balance non-vested PSUs at beginning of period	151,500	0.75	193,167	1.60
Granted	—	—	20,834	—
Vested	(104,000)	—	(62,501)	—
Balance non-vested PSUs at end of period	47,500	0.67	151,500	0.75

Stock compensation expense for the granted PSUs is recognized over the vesting period. Stock compensation expense recognized during the three and nine months ended September 30, 2022 related to PSUs was $133,834 and $228,214, respectively (for the three and nine months ended September 30, 2021, $172,415 and $336,542, respectively.

At September 30, 2022, the Company had unrecognized stock-based compensation related to these shares of $79,202 to be recognized over a weighted average period of 0.75 years (at December 31, 2021: $310,790 over 1.01 years).

Stock Options

As of September 30, 2022, the Company had outstanding stock options covering 70,000 Common Shares at an overall average exercise price of $5.03 per Common Share to directors, officers, and employees of the Company and its subsidiaries. These 70,000 options have a weighted average expected remaining term of approximately 1.30 years.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table summarizes stock option activity for the nine months ended September 30, 2022 and the year ended December 31, 2021:

	Nine months ended		Year ended
	September 30, 2022		December 31, 2021
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
Exercise price in US$	Outstanding	Price	Outstanding	Price (1)
Balance at beginning of period	218,750	$5.28	245,000	$5.27
Exercised	(138,750)	$5.38	(16,250)	$5.25
Expired/Forfeited	(10,000)	$5.51	(10,000)	$5.50
Balance at period-end	70,000	$5.03	218,750	$5.28

Exercisable at period-end	70,000	$5.03	218,750	$5.28

At September 30, 2022, using the Black Scholes model, the Company had unrecognized stock-based compensation, related to these options, of nil (at December 31, 2021: nil). The aggregate intrinsic value at September 30, 2022 was $90,300 (at December 31, 2021: nil).

During the nine months ended September 30, 2022 and the year ended December 31, 2021, the Company awarded no stock options.

(d) Dividends

On February 25, 2022, May 26, 2022, and August 16, 2022, the Board declared quarterly dividends of $0.0625 per common share (annualized $0.25 per common share) totaling in aggregate an amount of approximately $4.4 million that has been paid for the nine months ended September 30, 2022.

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

The following table details revenue for the three and nine months ended September 30, 2022 and 2021.

	Three months ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating revenue
Natural gas	$17,893,822	$9,511,357	$44,581,254	$20,950,378
Natural gas liquids	497,843	490,535	1,500,668	588,685
Oil and condensate	779,456	1,060,551	2,484,360	1,201,289
Gathering and compression fees	2,072,806	2,038,616	6,180,747	5,891,868
Total operating revenue	$21,243,927	$13,101,059	$54,747,029	$28,632,220

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

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts on a case-by-case basis once there is evidence that collection is not probable. For the three and nine months ended September 30, 2022, there were no accounts for which collection was not probable.

The following table details accounts receivable as of September 30, 2022 and December 31, 2021.

	September 30,	December 31,
	2022	2021
Accounts receivable
Natural gas and oil sales	$8,241,664	$2,996,344
Joint interest billing	20,328	60,134
Gathering and compression fees	1,613,597	1,539,976
Other	193,927	477
Total accounts receivable	$10,069,516	$4,596,931

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

8. Income Taxes

Income tax provisions for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Current:
Federal	$2,566,416	$1,016,953	$6,564,117	$1,491,880
State	1,209,063	508,588	3,093,510	781,620
Total current income tax expense	3,775,479	1,525,541	9,657,627	2,273,500
Deferred:
Federal	98,367	(679,361)	353,980	(467,203)
State	22,164	(203,108)	85,877	(184,403)
Total deferred tax expense	120,531	(882,469)	439,857	(651,606)
Income tax expense	$3,896,010	$643,072	$10,097,484	$1,621,894

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

Our effective tax rate will typically differ from the statutory federal rate primarily as a result of state income taxes and the valuation allowance against the Canadian net operating loss. The effective tax rate for the three and nine months ended September 30, 2022 was higher than the statutory federal rate as a result of the state income taxes, excess officer compensation, and the valuation allowance against the Canadian net operating loss.

9. Commitments and Contingencies

The Company’s future minimum lease commitments as of September 30, 2022 are summarized in the following table:

Year ended
December 31,	Payments
2022	$46,833
2023	62,444
$109,277

The Company enters into commitments for capital expenditures in advance of the expenditures being made. As of September 30, 2022, the Company had commitments of $0.4 million for capital expenditures.

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

Epsilon filed a notice of appeal on February 15, 2022 challenging both the motion to dismiss and motion for reconsideration decisions.  Chesapeake filed a cross-appeal on March 1, 2022.  A briefing schedule was set and briefing closed October 14, 2022.  A decision on the appeal is not expected until early to mid-2023.

Epsilon re-filed a complaint against Chesapeake in the Middle District on May 9, 2022.  Epsilon generally asserts similar claims as in the previous suit, pursuing declaratory judgment claims regarding Chesapeake’s obligation to Epsilon to cooperate with Epsilon’s efforts in the Auburn Development and regarding Chesapeake’s obstruction of Epsilon’s efforts with the Pennsylvania Department of Environmental Protection permitting process but not based on specific well proposals.  Chesapeake filed a motion to stay pending a decision on the Third Circuit appeal, which was granted. The matter is stayed pending a decision from the Third Circuit.

10. Net Income Per Share

Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed based upon the weighted-average number of common shares outstanding during the period plus the assumed issuance of common shares for all potentially dilutive securities.

The net income used in the calculation of basic and diluted net income per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income available to shareholders	$9,608,453	$1,396,466	$25,997,329	$3,647,008

In calculating the net income per share, basic and diluted, the following weighted-average shares were used:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Basic weighted-average number of shares outstanding	23,011,729	23,564,288	23,419,666	23,757,895
Dilutive stock options	15,914	—	14,725	—
Unvested time-based restricted shares	104,525	144,473	—	85,395
Unvested performance-based restricted shares	37,490	64,182	90,183	28,205
Diluted weighted average shares outstanding	23,169,658	23,772,943	23,524,574	23,871,495

The Company excluded the following shares from the diluted EPS because their inclusion would have been anti-dilutive.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Anti-dilutive options	54,086	245,000	55,275	245,000
Anti-dilutive unvested time-based restricted shares	240,526	159,197	254,665	218,275
Anti-dilutive unvested performance-based restricted shares	22,445	87,318	30,347	123,295
Total Anti-dilutive shares	317,057	491,515	340,287	586,570

11. Operating Segments

Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision-maker. The chief operating decision-maker, who is responsible for allocating resources and assessing performance of the operating segments, has been identified as executive management. Segment performance is evaluated based on operating income (loss) as shown in the table below. Interest income and expense, and income taxes are managed separately on a group basis.

The Company’s reportable segments are as follows:

a.	The Upstream segment activities include acquisition, development and production of oil, natural gas, and other liquid reserves on properties within the United States;
b.	The Gas Gathering segment partners with two other companies to operate a natural gas gathering system; and
c.	The Corporate segment activities include corporate listing and governance functions of the Company.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Segment activity as of, and for the nine months ended September 30, 2022 and 2021 is as follows:

	Upstream	Gas Gathering	Corporate	Elimination	Consolidated
As of and for the nine months ended September 30, 2022
Operating revenue
Natural gas	$44,581,254	$—	$—	$—	$44,581,254
Natural gas liquids	1,500,668	—	—	—	1,500,668
Oil and condensate	2,484,360	—	—	—	2,484,360
Gathering and compression fees	—	7,290,507	—	(1,109,760)	6,180,747
Total operating revenue (1)	48,566,282	7,290,507	—	(1,109,760)	54,747,029

Operating costs	15,624,207	2,489,981	516,585	(1,109,760)	17,521,012
Operating income	32,942,075	4,800,526	(516,585)	—	37,226,017

Other income (expense)
Interest income	125,311	—	1,494	—	126,804
Interest expense	(33,565)	—	—	—	(33,565)
Gain (loss) on derivative contracts	(1,124,547)	—	—	—	(1,124,547)
Other (expense) income	(100,315)	—	419	—	(99,896)
Other income (expense), net	(1,133,116)	—	1,913	—	(1,131,204)
Net income before income tax expense	$31,808,959	$4,800,526	$(514,672)	$—	$36,094,813

Segment assets	$108,223,413	$10,813,847	$777,453	$—	$119,814,713
Capital expenditures (2)	5,573,343	142,867	—	—	5,716,210
Proved properties	40,738,961	—	—	—	40,738,961
Unproved properties	18,085,385	—	—	—	18,085,385
Gathering system	—	8,355,116	—	—	8,355,116
Lease right-of-use-asset	—	—	—	—	—
Other property and equipment	933,210	—	—	—	933,210

As of and for the nine months ended September 30, 2021
Operating revenue
Natural gas	$20,950,378	$—	$—	$—	$20,950,378
Natural gas liquids	588,685	—	—	—	588,685
Oil and condensate	1,201,289	—	—	—	1,201,289
Gathering and compression fees	—	7,088,836	—	(1,196,968)	5,891,868
Total operating revenue (1)	22,740,352	7,088,836	—	(1,196,968)	28,632,220

Operating costs	14,905,645	2,754,927	444,753	(1,196,968)	16,908,357
Operating income	7,834,707	4,333,909	(444,753)	—	11,723,863

Other income (expense)
Interest income	27,786	—	—	—	27,786
Interest expense	(66,380)	—	—	—	(66,380)
Gain (loss) on derivative contracts	(6,417,123)	—	—	—	(6,417,123)
Other (expense) income	2,273	—	(1,517)	—	756
Other income (expense), net	(6,453,444)	—	(1,517)	—	(6,454,961)
Net income before income tax expense	$1,381,263	$4,333,909	$(446,270)	$—	$5,268,902

Segment assets
Capital expenditures (2)	$84,089,117	$12,029,451	$73,611	$—	$96,192,179
Proved properties	3,542,479	216,026	—	—	3,758,505
Unproved properties	35,109,368	—	—	—	35,109,368
Gathering system	21,627,561	—	—	—	21,627,561
Lease right-of-use-asset	—	9,266,971	—	—	9,266,971
Other property and equipment	955,650	—	—	—	955,650
(1)	Segment operating revenue represents revenues generated from the operations of the segment. Inter-segment sales during the nine months ended September 30, 2022 and 2021 have been eliminated upon consolidation. For the nine months ended September 30, 2022, Epsilon sold natural gas to 23 unique customers. The two customers over 10% comprised 19.67%, and 12.20% of total revenue. For the nine months ended September 30, 2021, Epsilon sold natural gas to 26 unique customers. The two customers over 10% comprised 34% and 12% of total revenue.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

(2)	Capital expenditures for the Upstream segment consist primarily of the acquisition of properties, and the drilling and completing of wells while Gas Gathering consists of expenditures relating to the expansion and completion of the gathering and compression facility.

Segment activity for the three months ended September 30, 2022 and 2021 is as follows:

	Upstream	Gas Gathering	Corporate	Elimination	Consolidated
For the three months ended September 30, 2022
Operating revenue
Natural gas	$17,893,822	$—	$—	$—	$17,893,822
Natural gas liquids	497,843	—	—	—	497,843
Oil and condensate	779,456	—	—	—	779,456
Gathering and compression fees	—	2,447,669	—	(374,863)	2,072,806
Total operating revenue (1)	19,171,121	2,447,669	—	(374,863)	21,243,927

Operating costs	6,175,538	869,833	178,679	(374,863)	6,849,187
Operating income	12,995,583	1,577,836	(178,679)	—	14,394,740

Other income (expense)
Interest income	88,145	—	1,494	—	89,638
Interest expense	(17,501)	—	—	—	(17,501)
Gain (loss) on derivative contracts	(929,637)	—	—	—	(929,637)
Other (expense) income	(37,527)	—	4,750	—	(32,777)
Other income (expense), net	(896,520)	—	6,244	—	(890,277)
Net income before income tax expense	$12,099,063	$1,577,836	$(172,436)	$—	$13,504,463

Capital expenditures(2)	1,571,541	51,459	—	—	1,623,000

For the three months ended September 30, 2021
Operating revenue
Natural gas	$9,511,357	$—	$—	$—	$9,511,357
Natural gas liquids	490,535	—	—	—	490,535
Oil and condensate	1,060,551	—	—	—	1,060,551
Gathering and compression fees	—	2,465,288	—	(426,672)	2,038,616
Total operating revenue (1)	11,062,443	2,465,288	—	(426,672)	13,101,059

Operating costs	5,395,064	883,239	147,961	(426,672)	5,999,592
Operating income	5,667,379	1,582,049	(147,961)	—	7,101,467

Other income (expense)
Interest income	11,070	—	—	—	11,070
Interest expense	(16,962)	—	—	—	(16,962)
Gain (loss) on derivative contracts	(5,055,130)	—	—	—	(5,055,130)
Other (expense) income	—	—	(907)	—	(907)
Other income (expense), net	(5,061,022)	—	(907)	—	(5,061,929)
Net income before income tax expense	$606,357	$1,582,049	$(148,868)	$—	$2,039,538

Capital expenditures(2)	1,164,881	145,521	—	—	1,310,402
(1)	Segment operating revenue represents revenues generated from the operations of the segment. Inter-segment sales during the three months ended September 30, 2022 and 2021 have been eliminated upon consolidation. For the three months ended September 30, 2022, Epsilon sold natural gas to 17 unique customers. The seven customers over 10% comprised 13.5%, 13.29%, 13.27%, 11.04%, 10.84%, 10.51%, and 10.25% of total revenue. For the three months ended September 30, 2021, Epsilon sold natural gas to 17 unique customers. The three customers over 10% comprised 25%, 22%, and 21% of total revenue.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

(2)	Capital expenditures for the Upstream segment consist primarily of the acquisition of properties, and the drilling and completing of wells while Gas Gathering consists of expenditures relating to the expansion and completion of the gathering and compression facility.

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

Epsilon has historically elected not to designate any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for these financial commodity derivative contracts using the mark-to-market accounting method. Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as loss (gain) on derivative contracts on the condensed consolidated statements of operations and comprehensive income (loss). The related cash flow impact is reflected in cash flows from operating activities. During the three and nine months ended September 30, 2022, Epsilon recognized losses on commodity derivative contracts of $929,637 and $1,124,547, respectively. This amount included cash paid on settlements on these contracts of $21,410 and $1,396,697, respectively. For the three and nine months ended September 30, 2021, Epsilon recognized losses on commodity derivative contracts of $5,055,130 and $6,417,123, respectively. This amount included cash paid on settlements on these contracts of $2,461,242 and $2,488,702, respectively.

Commodity Derivative Contracts

Presented below is a summary of Epsilon’s natural gas commodity basis swap and two-way costless collar contracts as of September 30, 2022.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

					Fair Value
	Volume	Ceiling	Floor	Basis	September 30,
Derivative Type	(MMbtu)	Price	Price	Differential	2022
2022
Basis swap	305,000			$(1.15)	(4,837)
Two-way costless collar	305,000	$8.20	$6.50		37,163
					$32,326

As of September 30, 2022, all of the Company’s economic derivative hedge positions were with large financial institutions, which are not known to the Company to be in default on their derivative positions. The Company is exposed to credit risk to the extent of non-performance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate non-performance by such counterparties. None of the Company’s derivative instruments contains credit-risk related contingent features. Derivatives are net on the balance sheet as they are subject to the right to offset the liabilities with the assets.

The following tables summarize the gross fair values of our derivative instruments, presenting the impact of offsetting the derivative assets and liabilities on our condensed consolidated balance sheets as of the dates indicated below:

	Fair Value of Derivative Assets
	September 30,	December 31,
	2022	2021
Current
Basis swap	$22,287	$—
Two-way costless collar	$203,518	$13,312
	$225,805	$13,312

	Fair Value of Derivative Liabilities
	September 30,	December 31,
	2022	2021
Current
Basis swap	$(27,124)	$—
Two-way costless collar	$(166,355)	$(253,136)
	$(193,478)	$(253,136)

Net Fair Value of Derivatives	$32,326	$(239,824)

The following table presents the changes in the fair value of Epsilon’s commodity derivatives for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Fair value of asset (liability), beginning of the period	$940,553	$(1,334,533)	$(239,824)	$—
Losses on derivative contracts included in earnings	(929,637)	(5,055,130)	(1,124,547)	(6,417,123)
Settlement of commodity derivative contracts	21,410	2,461,242	1,396,697	2,488,702
Fair value of asset (liability), end of the period	$32,326	$(3,928,421)	$32,326	$(3,928,421)

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

13. Asset Retirement Obligations

Asset retirement obligations were estimated by management based on Epsilon’s net ownership interest in all wells and the gathering system, estimated costs to reclaim and abandon such assets and the estimated timing of the costs to be incurred in future periods.

The following tables summarize the changes in asset retirement obligations for the periods indicated:

	Nine Months Ended	Year ended
	September 30,	December 31,
	2022	2021
Balance beginning of period	$2,833,656	$3,150,243
Liabilities acquired	9,840	7,009
Liabilities disposed of	(24,854)	(381,346)
Wells plugged and abandoned	(118,260)	(31,945)
Change in estimates	—	(8,299)
Accretion	58,449	97,994
Balance end of period	$2,758,831	$2,833,656

14. Fair Value Measurements

The methodologies used to determine the fair value of our financial assets and liabilities at September 30, 2022 were the same as those used at December 31, 2021.

Cash and cash equivalents, restricted cash, accounts receivable, and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. The Company’s revolving line of credit has a recorded value that approximates its fair value since its variable interest rate is tied to current market rates and the applicable margins represent market rates.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of trends and significant changes in or results of operations and the financial condition of Epsilon Energy Ltd. and its subsidiaries for the periods presented. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto presented in this report, including the unaudited condensed consolidated financial statements as of September 30, 2022 and 2021 and for the three and nine months then ended together with accompanying notes, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Actual results and the timing of events may differ materially from those contained in these forward- looking statements due to a number of factors. See “Part II. Item 1A. Risk Factors” and “Forward-Looking Statements.”

Overview

Epsilon Energy Ltd. (the “Company”) is a North American onshore focused independent natural gas and oil company engaged in the acquisition, development, gathering and production of natural gas and oil reserves. Our areas of operations are the Marcellus shale section of the Appalachian basin in Pennsylvania and the NW Anadarko basin in Oklahoma. Our assets are in areas with established hydrocarbon resources with significant existing production. In Pennsylvania, we hold 4,597 net acres producing 25 MMcf/d. In Oklahoma, we hold 8,579 net acres producing 2.7 MMcfe/d.

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

To date, our investments have been focused in our position in the prolific Marcellus unconventional reservoir in Pennsylvania (“PA”). Our PA assets are supported by our 35% ownership in the Auburn GGS. More recently, we have been active in our position in the NW Stack area of Oklahoma. We have a substantial remaining drillable location inventory within our existing leaseholds.

The Company also seeks to identify new opportunities in onshore North American natural gas and oil basins.

Three and nine months ended September 30, 2022 Highlights

Operational Highlights

Marcellus Shale – Pennsylvania

● During the three months ended September 30, 2022, Epsilon’s realized natural gas price was $7.34 per Mcf compared to $3.43 per Mcf over the same period in 2021, a 114% increase. During the nine months ended September 30, 2022, Epsilon’s realized natural gas price was $6.25 per Mcf compared to $2.65 per Mcf over the same period in 2021, a 136% increase.

● During the three months ended September 30, 2022, Epsilon’s natural gas production was 2.3 Bcf compared to 2.6 Bcf during the same period in 2021, a 12% decrease. During the nine months ended September

30, 2022, Epsilon’s natural gas production was 6.7 Bcf compared to 7.5 Bcf during the same period in 2021, an 11% decrease. This decrease is due to natural decline in well production.

●	Gathered and delivered 16.0 Bcf gross (5.6 Bcf net to Epsilon’s interest) during the three months ended September 30, 2022, or 174 MMcf/d through the Auburn Gas Gathering System. Gathered and delivered 50.9 Bcf gross (17.8 Bcf net to Epsilon’s interest) during the nine months ended September 30, 2022, or 187 MMcf/d through the Auburn Gas Gathering System.

Anadarko, NW Stack Trend – Oklahoma

● During the three months ended September 30, 2022, Epsilon’s realized price for all Oklahoma production was $9.42 per Mcfe compared to $6.17 per Mcfe over the same period in 2021, a 53% increase.  During the nine months ended September 30, 2022, Epsilon’s realized price for all Oklahoma production was $8.82 per Mcfe compared to $4.55 per Mcfe over the same period in 2021, a 54% increase.

● Total production for the three months ended September 30, 2022 included natural gas, natural gas liquids, and oil and condensate and was 0.25 Bcfe, as compared to 0.37 Bcfe during the same period in 2021, a 32% decrease. This decrease is due to natural decline in well production. Total production for the nine months ended September 30, 2022 included natural gas, natural gas liquids, and oil and condensate and was 0.74 Bcfe, as compared to 0.50 Bcfe during the same period in 2021, a 48% increase. This increase is due to three new wells turned in line during the nine months ended September 30, 2022 compared to one new well over the same period in 2021.

●	At September 30, 2022, the Company had 1 gross (.11 net) well waiting on completion.

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

The table below sets forth a reconciliation of net income to Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021, which is the most directly comparable measure of financial performance calculated under U.S. GAAP and should be reviewed carefully.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income	$9,608,453	$1,396,466	$25,997,329	$3,647,008
Add Back:
Net interest expense	(72,137)	5,892	(93,239)	38,595
Income tax expense	3,896,010	643,072	10,097,484	1,621,894
Depreciation, depletion, amortization, and accretion	1,706,030	1,846,911	4,898,988	5,175,865
Stock based compensation expense	500,597	300,249	836,949	738,789
Loss on derivative contracts net of cash received or paid on settlement	908,227	2,593,888	(272,150)	3,928,421
Foreign currency translation loss	(4,750)	907	(419)	1,517
Adjusted EBITDA	$16,542,430	$6,787,384	$41,464,942	$15,152,089

Results of Operations

Net Operating Revenues

For the nine months ended September 30, 2022 revenues increased $26.1 million, or 91%, to $54.7 million from $28.6 million during the same period of 2021.

Revenue and volume statistics for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues
Natural gas revenue	$17,893,822	$9,511,357	$44,581,254	$20,950,378
Volume (MMcf)	2,419	2,753	7,094	7,767
Avg. Price ($/Mcf)	$7.40	$3.46	$6.28	$2.70
Natural gas liquids revenue	$497,843	$490,535	$1,500,668	$588,685
Volume (MBO)	12.5	14.4	38.5	18.9
Avg. Price ($/Bbl)	$39.91	$34.02	$38.96	$31.13
Oil and condensate revenue	$779,456	$1,060,551	$2,484,360	$1,201,289
Volume (MBO)	7.6	15.0	24.1	17.4
Avg. Price ($/Bbl)	$102.26	$70.80	$103.21	$69.04
Gathering system revenue	$2,072,806	$2,038,616	$6,180,747	$5,891,868
Total Revenues	$21,243,927	$13,101,059	$54,747,029	$28,632,220

We earn gathering system revenue as a 35% owner of the Auburn Gas Gathering system. This revenue consists of fees paid by Anchor Shippers (parties listed in Anchor Shipper Gas Gathering Agreement for Northern Pennsylvania, including Epsilon Midstream, LLC) of the system to transport gas from the wellhead to the compression facility, and then to the delivery meter at the Tennessee Gas Pipeline. For the nine months ended September 30, 2022, approximately 78% of the Auburn GGS revenues earned were gathering fees, while 22% were compression fees. For the three months ended September 30, 2022, approximately 79% of the Auburn GGS revenues earned were gathering fees, while 21% were compression fees. For the nine months ended September 30, 2021, approximately 81% of the Auburn GGS revenues earned were gathering fees, while 19% were compression fees. Gathering revenues from third-party customers represented approximately 4.8% of total gathering revenues and third-party compression revenues represented 2.6% of total compression revenues. For the three months ended September 30, 2021, approximately 81% of the Auburn GGS revenues earned were gathering fees, while 19% were compression fees. Gathering revenues from third-party customers represented approximately 2.4% of revenues and third-party compression revenues represented 2.2% of revenues. Revenues derived from Epsilon’s production which have been eliminated from gathering system revenues amounted to $0.37 million and $1.1 million for the three and nine months ended September 30, 2022, respectively, and $0.43 million and $1.2 million for the three and nine months ended September 30, 2021, respectively.

Upstream natural gas revenue for the nine months ended September 30, 2022 increased by $23.6 million, or 113%, over the same period in 2021. This was primarily a result of higher natural gas prices. For the nine months ended September 30, 2022, the average gas price increased by $3.58/Mcf, or 133%, over the same period in 2021. However, this revenue increase was partially offset by lower volumes being produced due to natural decline of the wells. Production for the nine months ended September 30, 2022 decreased by 673 Mcf, or 9%, over the same period in 2021. Upstream natural gas revenue for the three months ended September 30, 2022 increased by $8.4 million, or 88%, over the same period in 2021. This was also primarily a result of higher natural gas prices partially offset by lower volumes being produced due to natural decline of the wells. For the three months ended September 30, 2022, the average gas price increased by $3.94/Mcf, or 114%, over the same period in 2021. Production for the three months ended September 30, 2022 decreased by 334 Mcf, or 12%, over the same period in 2021.

Upstream natural gas liquids revenue for the nine months ended September 30, 2022 increased by $0.9 million, or 155%, over the same period in 2021. This was a result of increased production from new wells in Oklahoma in addition to higher prices. Natural gas liquids production for the nine months ended September 30, 2022 increased by 19.6 MBO, or 104%, over the same period in 2021. For the nine months ended September 30, 2022, the average price for natural gas liquids increased by $7.83/Bbl, or 25%, over the same period in 2021. Upstream natural gas liquids revenue for the three months ended September 30, 2022 increased by $0.7 million, or 1%, over the same period in 2021. This was a result of higher prices offset by lower volumes being produced due to natural decline of the wells. For the three months ended September 30, 2022, the average price for natural gas liquids increased by $5.89/Bbl, or 17%, over the same period in 2021. Natural gas liquids production for the three months ended September 30, 2022 decreased by 1.9 MBO, or 13% over the same period in 2021.

Upstream oil and condensate revenue for the nine months ended September 30, 2022 increased by $1.3 million, or 107%, over the same period in 2021. This was a result of increased production from new wells in Oklahoma in addition to higher prices. Oil and condensate production for the nine months ended September 30, 2022 increased by 6.7 MBO, or 38%, over the same period in 2021. For the nine months ended September 30, 2022, the average price for oil and condensate increased by $34.17/Bbl, or 49%, over the same period in 2021. Upstream oil and condensate revenue for the three months ended September 30, 2022 decreased by $0.3 million, or 27%, over the same period in 2021. This was a result of higher prices offset by decreased production from new wells in Oklahoma due to natural decline of the wells. For the three months ended September 30, 2022, the average price for oil and condensate increased by $31.46/Bbl, or 44%, over the same period in 2021. Oil and condensate production for the three months ended September 30, 2022 decreased by 7.4 MBO, or 49% over the same period in 2021.

The Company’s share of gathering system revenue increased by $0.3 million during the nine months ended September 30, 2022, increasing by 5% over the same period in 2021. The Company’s share of gathering system revenue stayed constant for the three months ended September 30, 2022 and 2021. The Auburn GGS is subject to a cost of service model, whereby the Anchor Shippers dedicate acreage and reserves to the Auburn GGS. In exchange for this dedication, the owners of the Auburn system agree to a fixed rate of return on capital invested which cannot be exceeded. Therefore, rather than being subject to a fixed gathering rate, the Shippers are subject to a fluctuating gathering rate which is redetermined annually in order to produce the contractual return on capital to the Auburn GGS owners. The term of the model is fixed from 2012 to 2026. Each year, actual throughput, revenue, operating expenses and capital are captured in the model, and the remaining years are forecasted. The model then resolves a gathering rate that yields the contractual rate of return. All else being equal, to the extent that throughput is higher or capital is lower than the preceding year’s forecast, the gathering rate will decline.

Operating Costs

The following table presents total cost and cost per unit of production (Mcfe), including ad valorem, severance, and production taxes for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Lease operating costs	$2,399,092	$2,240,259	$6,791,496	$5,618,584
Gathering system operating costs	225,809	138,887	556,515	503,381
	$2,624,901	$2,379,146	$7,348,011	$6,121,965

Upstream operating costs—Total $/Mcfe	0.93	0.76	0.91	0.70
Gathering system operating costs $/Mcf	0.07	0.07	0.05	0.09

Upstream operating costs consist of lease operating expenses necessary to extract natural gas and oil, including gathering and treating the natural gas and oil to ready it for sale.

Upstream operating costs for the nine months ended September 30, 2022 increased $1.2 million, or 21%, over the same period in 2021. Upstream operating costs for the three months ended September 30, 2022 increased $0.2 million, or 7%, over the same period in 2021. The increase in total cost was primarily due to rising prices for services leading to a $0.93/Mcfe and $0.91/Mcfe for the three and nine months ended September 30, 2022, or 24% and 29%, increase, respectively in the cost associated with operating the wells.

Gathering system operating costs consist primarily of rental payments for the natural gas fueled compression units. Other significant gathering system operating costs include chemicals (to prevent corrosion and to reduce water vapor in the gas stream), saltwater disposal, measurement equipment / calibration and general project management.

The gathering system total per unit operating costs reported include the effects of elimination entries to remove the gas gathering fees billed by the gas gathering system operator to Epsilon’s upstream operations, and the volume associated with those fees. The elimination entries amounted to $1.1 million and $1.2 million for the nine months ended September 30, 2022 and 2021, respectively and $0.37 million and $0.43 million for the three months ended September 30, 2022 and 2021, respectively (see Note 11, ‘‘Operating Segments,’’ of the Notes to Unaudited Condensed Consolidated Financial Statements).

Gathering system costs (net of intercompany elimination) for the nine months ended September 30, 2022 increased $0.05 million, or 11%, over the same period in 2021. Gathering system costs (net of intercompany elimination) for the three months ended March 31, 2022 increased $0.09 million, or 63%, over the same period in 2021.

The Company’s share of total gathering system costs increased $0.09 million, or 7%, for the nine months ended September 30, 2022 over 2021. The Company’s share of total gathering system costs increased $0.05 million, or 12%, for the three months ended September 30, 2022 over 2021. This increase is primarily due to an increase in throughput volumes into the gathering system.

Loss on Derivative Contracts

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Loss on derivative contracts	$(929,637)	$(5,055,130)	$(1,124,547)	$(6,417,123)

For the three and nine months ended September 30, 2022 and 2021, Epsilon entered into NYMEX Henry Hub two-way costless collar and Tennessee basis swap derivative contracts for the purpose of hedging its physical natural gas sales revenue. During the three and nine months ended September 30, 2022, we paid net cash settlements of $21,410 and $1,396,697, respectively. During the three and nine months ended September 30, 2021, we paid net cash settlements of $2,461,242 and $2,488,702, respectively.

For the three and nine months ended September 30, 2022, realized losses on derivative contracts decreased as the Company had less volume hedged and the NYMEX Henry Hub Natural Gas Futures price settled close to the strike prices of the Henry Hub collars. As of September 30, 2022, the Company had no derivative contracts beyond December 31, 2022.

Capital Resources and Liquidity

Cash Flow

The primary source of cash for Epsilon during the three and nine months ended September 30, 2022 and 2021 was funds generated from operations. The primary uses of cash for the three and nine months ended September 30, 2022 were development of natural gas properties, the repurchase of shares of common stock, and the distribution of dividends. The primary uses of cash for the three and nine months ended September 30, 2021 were development of natural gas properties and the repurchase of shares of common stock.

At September 30, 2022, we had a working capital surplus of $40.6 million, an increase of $16.4 million over the $24.1 million surplus at December 31, 2021. The Company anticipates its current cash balance, cash flows from operations, and available sources of liquidity to be sufficient to meet its cash requirements for the next twelve months and beyond.

Three and nine months ended September 30, 2022 compared to 2021

During the nine months ended September 30, 2022, $29.4 million was provided by the Company’s operating activities, compared to $13.5 million provided during the same period in 2021, a $15.9 million, and 117% increase. The increase was mainly due to increased cash from operations as a result of increased commodity prices, partially offset by the losses created on the hedges as they matured. During the three months ended September 30, 2022, $13.7 million was provided by the Company’s operating activities, compared to $5.5 million provided during the same period in 2021, a $8.2 million, and 149% increase. The increase was mainly due to increased cash from operations as a result of increased commodity prices.

The Company used $0.7 million and $5.7 million of cash for investing activities during the three and nine months ended September 30, 2022, respectively. This was spent primarily on leasehold and development costs targeting increasing production in Pennsylvania and Oklahoma. The Company used $2.1 million and $3.8 million of cash for investing activities during the three and nine months ended September 30, 2021, respectively. This was spent primarily on leasehold and development costs targeting increasing production in Pennsylvania.

The Company used $3.6 million and $9.9 million of cash for financing activities during the three and nine months ended September 30, 2022, respectively.  This was spent primarily on dividend payments and the repurchase of shares of common stock. The Company used $1.3 million and $2.4 million of cash for financing activities during the three and nine months ended September 30, 2021. This cash was spent on the repurchase of common shares of the Company.

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

Epsilon was in compliance with the financial covenants of the agreement as of September 30, 2022 and expect to be in compliance for the next 12 months. We expect to remain in compliance as we currently have no borrowings under the facility and funded all operations for 2021 and all operations through September 30, 2022 out of operating cash flow and cash on hand, and expect to continue to do so through 2022.

	Balance at	Balance at
	September 30,	December 31,	Borrowing Base	Interest
	2022	2021	September 30, 2022	Rate
Revolving line of credit	$—	$—	$14,000,000	3 mo. LIBOR + 3.25%

Repurchase Transactions

Commencing on March 8, 2022, Epsilon conducted a normal course issuer bid (“NCIB”) to repurchase our issued and outstanding common shares, when doing so was accretive to management's estimates of intrinsic value per share. The NCIB ends on March 7, 2023. The Company used discretionary cash to fund these repurchases. During the nine months ended September 30, 2022, Epsilon repurchased 982,500 common shares of the authorized 1,183,410 purchase amount and spent $6,234,879 under the NCIB. The repurchased stock had an average price of $6.32 per share (excluding commissions). During the three and nine months ended September 30, 2022, the Company cancelled zero and 423,000 common shares, respectively.

Commencing on January 1, 2021, Epsilon conducted a normal course issuer bid (“NCIB”) to repurchase our issued and outstanding common shares, when doing so was accretive to management's estimates of intrinsic value per share. The NCIB ended on December 31, 2021. The Company used discretionary cash to fund these repurchases. During the nine months ended September 30, 2021, Epsilon repurchased 525,615 common shares of the authorized 1,193,000 purchase amount and spent $2,377,181 under the NCIB. The repurchased stock had an average price of $4.51 per share (excluding commissions).

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

At September 30, 2022, Epsilon’s outstanding natural gas commodity contracts consisted of the following:

	Volume	Ceiling	Floor	Basis	Fair Value of Asset
Derivative Type	(MMbtu)	Price	Price	Differential	September 30, 2022
2022
Basis swap	305,000	$—	$—	$(1.15)	(4,837)
Two-way costless collar	305,000	$8.20	$6.50	$—	37,163
	610,000				$32,326

Contractual Obligations

The Company enters into commitments for capital expenditures in advance of the expenditures being made. As of September 30, 2022, the Company had short term commitments of $0.4 million for capital expenditures and long term commitments of $7.4 million for asset retirement obligations.

Based on current natural gas prices and anticipated levels of production, we believe that the estimated net cash generated from operations, together with cash on hand and amounts available under our credit agreement, will be adequate to meet liquidity needs for the next 12 months and beyond, including satisfying our financial obligations and funding our operating and development activities.

Off-Balance Sheet Arrangements

As of September 30, 2022, the Company had no off-balance sheet arrangements.

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

At September 30, 2022 and 2021, the outstanding principal balance under the credit agreement was nil.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of September 30, 2022 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Epsilon filed a notice of appeal on February 15, 2022 challenging both the motion to dismiss and motion for reconsideration decisions.  Chesapeake filed a cross-appeal on March 1, 2022.  A briefing schedule was set and briefing closed October 14, 2022.  A decision on the appeal is not expected until early to mid-2023.

Epsilon re-filed a complaint against Chesapeake in the Middle District on May 9, 2022.  Epsilon generally asserts similar claims as in the previous suit, pursuing declaratory judgment claims regarding Chesapeake’s obligation to Epsilon to cooperate with Epsilon’s efforts in the Auburn Development and regarding Chesapeake’s obstruction of Epsilon’s efforts with the Pennsylvania Department of Environmental Protection permitting process but not based on specific well proposals.  Chesapeake filed a motion to stay pending a decision on the Third Circuit appeal, which was granted. The matter is stayed pending a decision from the Third Circuit.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by Epsilon Energy Ltd.

The following table contains information about our acquisition of equity securities during the nine months ended September 30, 2022.

			Maximum number
			of shares that
			may yet be
	Total number	Average price	purchased under
	of shares	paid per	the plans or
	purchased	share	programs
Beginning of normal-course issuer bid, March 8, 2022			1,183,410
March 2022 (1)	—	$—
April 2022 (1)	23,700	$6.63
May 2022 (1)	254,500	$6.99
June 2022 (1)	418,900	$6.21
July 2022 (1)	249,800	$5.83
August 2022 (1)	33,200	$6.09
September 2022 (1)	2,400	$6.00
Total as of September 30, 2022	982,500	$6.32	200,910
(1)	Commencing on March 8, 2022, the Company entered into a share repurchase program on the NASDAQ conducted in accordance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934. The Company is authorized to repurchase up to 1,183,410 of its outstanding common shares up to an aggregate purchase price limit of $8 million, representing 5% of the outstanding common shares. The program will end on March 7, 2023 unless the common shares or purchase price limits are reached before then or Epsilon provides earlier notice of termination.

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

Epsilon Energy Ltd.
(Registrant)

Date: November 10, 2022	By:	/s/ J. Andrew Williamson
J. Andrew Williamson
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)