Form 10-K/A
period 2021-12-31
Epsilon Energy Ltd.
filed 2023-01-06
CIK 1726126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

Epsilon Energy Ltd. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on March 23, 2022 (the “Original Filing”). This Amendment makes certain revisions to the Original Filing to reflect the following:

●	Revise the disclosure of gross and net productive wells to present oil and gas wells separately
●	Revise the disclosure of oil and natural gas production and revenues and gathering system revenues to present production (by location, by product) separately from revenues (by location, by product)
●	Provide additional clarifying statements on the reserves estimation process and identify and quantify material factors contributing to the changes in net reserve quantities between periods
●	Provide additional clarifying statements in the Management’s Discussion and Analysis (”MD&A”) pertaining to the utilization of the gathering system on the Company’s liquidity and results of operations
●	Revise the reserves reconciliation to be consistent with comparable production information provided within the filing

In addition, as required by Rule 12b-15 under the Securities Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment under Part IV, “Item 15. Exhibits, Financial Statement Schedules” hereof.

No other changes have been made to the Original Filing other than those described above. This Amendment does not reflect subsequent events occurring after the Original Filing or modify or update in any way disclosures made in the Original Filing.

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

Business highlights of 2021

Operational Highlights

Marcellus Shale—Pennsylvania

●	During the year ended December 31, 2021, Epsilon’s realized natural gas price was $3.04 per Mcf, a 124% increase from $1.36 for the year ended December 31, 2020.
●	Total year ended December 31, 2021 natural gas production was 9.8 Bcf, as compared to 11.0 Bcf during 2020.
●	Gathered and delivered 63.2 Bcf gross (22.1 Bcf net to Epsilon’s interest) during the year, or 173 MMcf/d through the Auburn Gas Gathering System.
●	We participated in the drilling of 3 gross (0.42 net) and completion of 3 gross (0.27 net) Marcellus wells in 2021. These wells went into production at various times beginning in January and going through October.
●	At year end, the Company had 1 gross (0.18 net) well waiting on completion.

Anadarko, NW STACK Trend—Oklahoma

●	During 2021, Epsilon’s realized price for all Oklahoma production was $6.34 per Mcfe, a 169% increase from 2020.
●	Total production for 2021 included natural gas, oil, and other liquids and was 0.73 Bcfe, as compared to 0.31 Bcfe during 2020.
●	In 2021, the Company participated in the drilling of 4 gross (0.75 net) wells and completion of 2 gross (0.6 net) wells.

Properties

As of December 31, 2021, Epsilon’s 76,544 gross (13,176 net) acres are all located in the United States and include 275 gross (35.84 net) wells.

	Gross(1)	Net(2)
Producing Wells
Gas	245	29.99
Oil	16	3.02
Total Producing Wells	261	33.01
Non-Producing Wells	14	2.83
Total Wells	275	35.84

Acreage

As of December 31, 2021, our leasehold inventory consisted of the following acreage amounts, rounded to the nearest acre:

	Gross(1)	Net(2) (3)
Developed Acres
Pennsylvania	12,913	4,261
Oklahoma	5,120	1,848
	18,033	6,109
Undeveloped Acres
Pennsylvania	336	336
Oklahoma	58,175	6,731
	58,511	7,067
Total Acres
Pennsylvania	13,249	4,597
Oklahoma	63,295	8,579
Total acres	76,544	13,176
(1)	“Gross” means one-hundred percent of the working interest ownership in each leasehold tract of land.
(2)	“Net” means the Company’s fractional working interest share in each leasehold tract of land on which productive wells have been drilled.
(3)	“Net Undeveloped” means the Company’s fractional working interest share in each leasehold tract of land where productive wells have yet to be drilled. All of Epsilon’s Oklahoma undeveloped properties are deep rights acreage which is held by production of developed properties.

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

Oil and Natural Gas Production and Revenues and Gathering System Revenues

A summary of our net oil and natural gas production, average oil and natural gas prices and related revenues and our gathering system revenues for the years ended December 31, 2021 and 2020, respectively, follows:

	Year ended
	December 31,
	2021	2020
Production Volumes
Pennsylvania
Natural gas (MMcf)	9,830	10,986
Total (Mmcfe)	9,830	10,986

Oklahoma
Natural gas (MMcf)	403	218
Natural gas liquids (MMbl)	29	8
Oil & other liquids (MMbl)	25	7
Total (Mmcfe)	727	308

Company Total
Natural gas (MMcf)	10,233	11,204
Natural gas liquids (MMbl)	29	8
Oil & other liquids (MMbl)	25	7
Total (Mmcfe)	10,557	11,294

	Year ended
	December 31,
	2021	2020
Revenues
Pennsylvania
Natural gas revenue	$29,909,651	$14,819,487
Avg. Price ($/Mcf)	$3.04	$1.35
PA Exit Rate (MMcfpd)	29.3	32.8
Gathering system revenue	$7,865,825	$8,879,728
Total PA Revenues	$37,775,476	$23,699,215
Oklahoma
Natural gas revenue	$1,798,534	$387,740
Avg. Price ($/Mcf)	$4.46	$1.78
Natural liquids revenue	$1,053,486	$88,185
Avg. Price ($/Bbl)	$35.98	$10.47
Oil and condensate revenue	$1,776,496	$250,140
Avg. Price ($/Bbl)	$70.70	$38.44
Total OK Revenues	$4,628,516	$726,065
Total Company Revenues	$42,403,992	$24,425,280

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

The gathering rate of the Auburn gas gathering system (“Auburn GGS”) is determined by a cost of service model whereby the Anchor Shippers in the system dedicate acreage and reserves to the gas gathering system in exchange for the Auburn GGS owners agreeing to an 18% contractual rate of return on invested capital. The term of this arrangement is 15 years commencing January 1, 2012 and expiring December 31, 2026. Each year, the Auburn GGS historical and forecast throughput, revenue, operating expenses and capital expenditures are entered into the cost of service model. The model then computes the new gathering rate that will yield the contractual rate of return to the Auburn GGS owners. In January 2027, the Auburn GGS will transition to a fixed gathering rate.

The Auburn GGS consists of approximately 44 miles of gathering pipelines, a small auxiliary compression facility and a main compression facility with three dehydration units and three Caterpillar 3612 compression units. At inception, the capacity of the Auburn compression facility, or the Auburn CF, was approximately 330,000 Mcf per day at a design suction pressure of 800 psig. The design suction pressure was subsequently reduced to 550 psig in June 2020 at the request of the Anchor Shippers. This request served to minimize throughput decline during a period of low pricing in which the drilling of new wells was undesirable. Operating at the lower design suction pressure also has the benefit of reducing hydrate occurrences in the system which can pose a safety hazard. The current system capacity of the Auburn CF at this lower design pressure is approximately 220,000 Mcf per day. The facility capacity could be increased again, if required, by either adding compression units or increasing the design suction pressure.

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

	Natural Gas	Natural Gas	Oil and Other	Total
	MMcf	Liquids MMbl	Liquids MMbl	MMcfe
Proved developed reserves	72,226	157	66	73,564
Proved undeveloped reserves	38,743	663	239	44,155
Total Proved Reserves at December 31, 2021	110,969	820	305	117,719

Changes in Total Proved Undeveloped Reserves
Proved undeveloped reserves at December 31, 2020	24,869	299	353	28,781
Revisions of previous estimates	10,433	281	(67)	11,717
Extensions and discoveries	5,318	83	36	6,032
Transfers to proved developed	(1,877)	—	(83)	(2,375)
Proved undeveloped reserves at December 31, 2021	38,743	663	239	44,155

Revisions to previous estimates for total proved undeveloped reserves for 2021 include additions of 11,199 MMcfe related to changes to the previously adopted development plan, 812 MMcfe related to commodity pricing, 107 MMcfe related to property interest adjustment and reductions of 401 MMcfe related to well performance. Extensions and discoveries is primarily attributable to the proposal and development by the operator of a well that was not previously included in the development schedule. Transfers to proved developed relates to the development of one well in Pennsylvania and one well in Oklahoma.

We have not engaged in any exploration capital spending in 2021 or 2020. Our development capital spending to convert proved undeveloped reserves to proved developed reserves for the periods indicated is as follows:

●	In 2021 in Pennsylvania, 3 gross (0.42 net) wells were drilled and 3 gross wells (0.27 net) were completed

(net development capital of $4.1 million). Reserves of 4.6 Bcf for the 3 wells were reclassified as proved developed producing as these well were turned online at various times beginning in January and going through October of 2021. Additionally, 1 gross (0.18 net) well was drilled in 2021, but not completed (net development capital of $0.2 million). It is scheduled to be completed in April 2022. No dry development wells were drilled in 2021.
●	In 2020 in Pennsylvania, 8 gross (0.19 net) wells were drilled and completed (net development capital of $1.5 million). Reserves of 4.1 Bcf for the 8 wells were reclassified as proved developed producing as these wells were turned online at various times beginning in May and going through December of 2020. Additionally, 1 gross (0.025 net) well was drilled in 2020, but not completed (net development capital of $0.2 million). It was turned to production in January 2021. This well added 1.0 Bcf of reserves. No dry development wells were drilled in 2020.
●	In 2021 in Oklahoma, we drilled 5 gross (0.85 net) wells and completed 2 gross (0.6 net) wells. Reserves of 2.8 Bcfe for the 5 wells were reclassified as proved developed producing. Two gross (0.55 net) wells are scheduled to be completed in April 2022. One gross (0.10 net) well was drilled and abandoned (net development capital $0.2 million).
●	In 2020, no wells were drilled in Oklahoma. One well was drilled in 2019 and completed in July 2021. No dry development wells were drilled in 2020.

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

The reserve information in this report is based on estimates prepared by DeGolyer and MacNaughton, our independent engineering firm. Estimates of reserves were prepared by the use of appropriate geologic, petroleum engineering, and evaluation principles and techniques that are in accordance with the reserves definitions of Rules 4-10(a) (1)-(32) of Regulation S-X of the SEC and with practices generally recognized by the petroleum industry as presented in the publication of the Society of Petroleum Engineers entitled “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (revised June 2019) Approved by the SPE Board on 25 June 2019” and in Monograph 3 and Monograph 4 published by the Society of Petroleum Evaluation Engineers. The method or combination of methods used in the analysis of each reservoir was tempered by experience with similar reservoirs, stage of development, quality and completeness of basic data, and production history.

For the evaluation of unconventional reservoirs, a performance-based methodology integrating the appropriate geology and petroleum engineering data was utilized for this report. Performance-based methodology primarily includes (1) production diagnostics, (2) decline-curve analysis, and (3) model-based analysis (if necessary, based on availability of data). Production diagnostics include data quality control, identification of flow regimes, and characteristic well performance behavior. These analyses were performed for all well groupings (or type-curve areas).

The person responsible for preparing the reserve report, Dilhan Ilk, is a Registered Professional Engineer (No.139334) in the State of Texas and a Senior Vice President of the firm. Mr. Ilk graduated from Texas A&M University with a Doctor in Philosophy degree in Petroleum Engineering, is a member of the Society of Petroleum Engineers, and has in excess of 11 years of experience in oil and gas reservoir studies and reserves evaluations.

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

In our gas gathering activity in the Marcellus, the competition for customer shippers on our Auburn GGS is significant. Although the Auburn GGS has three dedicated shippers (of which we are one), there is non-dedicated acreage within the footprint of the gathering system. The Auburn GGS currently serves only one non-anchor shipper, and there is no guarantee that we will be able to attract other customers to the system. However, in the event that we do not attract any additional non-anchor shippers, we do not expect this to have a material effect on the economic competitiveness of the system.

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

Our natural gas gathering system is dependent upon the level of production from natural gas wells, from which production will naturally decline over time. In order to maintain or increase throughput levels on our gathering system and compression facility, we must continually develop reserves within the Auburn GGS boundary or obtain new supplies external to the Auburn GGS boundary. Developing reserves within the system boundary is the priority as external natural gas volumes have a contractual gathering rate that is 25% of the Anchor Shipper rate. The primary factors affecting our ability to obtain new supplies of natural gas is the level of successful drilling activity from the Anchor Shippers, of which Epsilon is one, as well as our ability to compete for volumes from successful new wells drilled by third parties proximate to our system. If we are not able to obtain new supplies of natural gas to replace the natural decline in volumes from existing wells, throughput on our pipelines and the utilization rates of our compression facility would decline, which could have an adverse effect on our business, results of operations, financial position and cash flows. Although gross throughput at the Auburn Compression facility has declined from 2018-2021, the share of Anchor Shipper gas has increased.

The gathering rate on the Auburn Gas Gathering System is subject to a cost of service model which could result in an increased gathering rate and potentially reduce throughput.

The gathering rate charged by the Auburn gas gathering system (“Auburn GGS”) is determined by a cost of service model whereby the Anchor Shippers in the system, of which Epsilon is one, dedicate acreage and reserves to the gas gathering system in exchange for the Auburn GGS owners agreeing to a contractual rate of return on invested capital. The term of this arrangement is 15 years commencing in 2012 and expiring in 2026 with an 18% rate of return. Each year, the Auburn GGS historical and forecast throughput, revenue, operating expenses and capital expenditures are entered into the cost of service model. The model then computes the new gathering rate that will yield the contractual rate of return to the Auburn GGS owners. In January 2027, the Auburn GGS will transition to a fixed gathering rate.

Under the cost of service model,  if total throughput on the system is lower than forecasted, the gathering rate will increase. The 2021 model included 280 Bcf throughput forecast from 2022-2026 (approximately 70% of current capacity at the 550 psig design suction pressure) which resulted in a $0.40 gathering rate. If the gathering rate on the Auburn GGS increases, it could result in reduced or deferred development in the Auburn GGS. In one unlikely scenario, if no further development activity beyond work in progress occurs in the Auburn GGS, forecast throughput from 2022-2026 declines to 205 Bcf (approximately 52% of current capacity at the 550 psig design suction pressure) resulting in a still acceptable $0.62 gathering rate. Although the Anchor Shippers have dedicated their reserves to the Auburn GGS, they are under no obligation to develop the reserves.

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

Our revenues, operating results, and future rate of growth depend primarily upon the price of natural gas in northeast Pennsylvania which is currently volatile and significantly discounted to natural gas at Henry Hub due to insufficient interstate pipeline capacity out of the region. This volatility and discount has adversely impacted reserve development in the past, and could do so again in the future. A slowing pace relative to the cost of service model forecast or complete halt to the development of Anchor Shipper reserves will impact our financial results, cash flows, and access to capital.

The financial condition of our natural gas gathering businesses is dependent on the continued availability of natural gas supplies and demand for those supplies in the markets we serve.

Our ability to expand our natural gas gathering business primarily depends on the level of drilling and production by Anchor Shippers. Production from existing wells with access to our gathering systems will naturally decline over time. The amount of natural gas reserves underlying these existing wells may also be less than anticipated, and the rate at which production from these reserves declines may be greater than anticipated. We do not obtain independent evaluations of the third-party natural gas reserves flowing into our systems and compression facilities. Demand for our services is dependent on the demand for gas in the markets we serve. Alternative fuel sources such as electricity, coal, fuel oils, or nuclear energy could reduce demand for natural gas in our markets and have an adverse effect on our business. A failure to obtain access to sufficient natural gas supplies or a reduction in demand for our services in the markets we serve could result in impairments of our assets and have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Revenue and volume statistics for the years ended December 31, 2021 and 2020 were as follows:

	Year ended
	December 31,
	2021	2020
Revenues
Pennsylvania
Natural gas revenue	$29,909,651	$14,819,487
Volume (MMcf)	9,830	10,986
Avg. Price ($/Mcf)	$3.04	$1.35
PA Exit Rate (MMcfpd)	29.3	32.8
Gathering system revenue	$7,865,825	$8,879,728
Total PA Revenues	$37,775,476	$23,699,215
Oklahoma
Natural gas revenue	$1,798,534	$387,740
Volume (MMcf)	403	218
Avg. Price ($/Mcf)	$4.46	$1.78
Natural liquids revenue	$1,053,486	$88,185
Volume (MBO)	29.3	8.4
Avg. Price ($/Bbl)	$35.98	$10.47
Oil and condensate revenue	$1,776,496	$250,140
Volume (MBO)	25.1	6.5
Avg. Price ($/Bbl)	$70.70	$38.44
Total OK Revenues	$4,628,516	$726,065
Total Revenues	$42,403,992	$24,425,280

We earn gathering system revenue as a 35% owner of the Auburn Gas Gathering system. This revenue consists of fees paid by Anchor Shippers and third-party customers of the system to transport gas from the wellhead to the compression facility, and then to the delivery meter at Tennessee Gas Pipeline. The relative mix of Anchor Shipper gas and third-party gas is critical to the revenue and earnings of the Auburn GGS because the third-party gathering rate is only 25% of the Anchor Shipper rate. Third-party shippers must pay the gathering rate of the originating gathering system plus 25% of the Auburn GGS gathering rate. The purpose of the reduced rate is to attract additional volumes that require delivery to Tennessee Gas Pipeline when there is spare capacity at the Auburn compression facility. Throughput at the Auburn CF has declined from 100.1 Bcf in 2018 to 63.2 Bcf in 2021, a decrease of 37%. However, Anchor Shipper gas as a percentage of total throughput has increased from 57% in 2018 to 77% in 2021. As a result of this shift toward a higher percentage of Anchor Shipper gas, revenues and earnings for the gathering system have only declined 21% and 15%, respectively, from 2018 to 2021.

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

/s/ BDO USA, LLP

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

EPSILON ENERGY LTD.

Supplemental Information to Consolidated Financial Statements

(Unaudited)

NET PROVED RESERVE SUMMARY

	Pennsylvania	Oklahoma
	Natural	Natural
All reserves located in United States	Gas	Gas	NGL	Oil	Total
	(MMcf)	(MMcf)	(MBbl)	(MBbl)	(MMcfe)
Net proved developed reserves at December 31, 2019	65,774	1,384	-	35	67,368
Revisions of previous estimates (1)(2)	6,253	(846)	8	(10)	5,395
Transfers from proved undeveloped	2,428	-	-	-	2,428
Production	(10,986)	(218)	(8)	(6)	(11,288)
Net proved developed reserves at December 31, 2020	63,469	320	-	19	63,903
Revisions of previous estimates (3)(4)	15,950	903	186	(10)	17,909
Divestitures	-	(60)	-	(1)	(66)
Transfers from proved undeveloped	513	1,364	-	83	2,375
Production	(9,830)	(403)	(29)	(25)	(10,557)
Net proved developed reserves at December 31, 2021	70,102	2,124	157	66	73,564

Net proved undeveloped reserves at December 31, 2019	55,384	1,619	154	81	58,413
Revisions of previous estimates (5)(6)	(37,041)	(256)	(153)	2	(38,203)
Extensions and discoveries	-	7,591	298	270	10,999
Transfers from proved undeveloped	(2,428)	-	-	-	(2,428)
Net proved undeveloped reserves at December 31, 2020	15,915	8,954	299	353	28,781
Revisions of previous estimates (7)(8)	11,532	(1,099)	281	(67)	11,717
Extensions and discoveries (9)(10)	4,388	930	83	36	6,032
Transfers from proved undeveloped	(513)	(1,364)	-	(83)	(2,375)
Net proved undeveloped reserves at December 31, 2021	31,322	7,421	663	239	44,155

Net proved reserves at December 31, 2019	121,158	3,003	154	116	125,781
Revisions of previous estimates	(30,788)	(1,102)	(145)	(8)	(32,808)
Extensions and discoveries	-	7,591	298	270	10,999
Production	(10,986)	(218)	(8)	(6)	(11,288)
Net proved reserves at December 31, 2020	79,384	9,274	299	372	92,684
Revisions of previous estimates	27,482	(196)	467	(77)	29,626
Extensions and discoveries	4,388	930	83	36	6,032
Divestitures	-	(60)	-	(1)	(66)
Production	(9,830)	(403)	(29)	(25)	(10,557)
Net proved reserves at December 31, 2021	101,424	9,545	820	305	117,719

Proved developed reserves:
At December 31, 2019	65,774	1,384	-	35	67,368
At December 31, 2020	63,469	320	-	19	63,903
At December 31, 2021	70,102	2,124	157	66	73,564

Proved undeveloped reserves:
At December 31, 2019	55,384	1,619	154	81	58,413
At December 31, 2020	15,915	8,954	299	353	28,781
At December 31, 2021	31,322	7,421	663	239	44,155
(1)	Revisions to previous estimates for Pennsylvania for 2020 include additions of 16,626 Mmcfe related to well performance and reductions of (10,373) Mmcfe related to commodity pricing.
(2)	Revisions to previous estimates for Oklahoma for 2020 include reductions of (564) Mmcfe related to well performance and (294) Mmcfe related to commodity pricing.

EPSILON ENERGY LTD.

Supplemental Information to Consolidated Financial Statements

(Unaudited)

(3)	Revisions to previous estimates for Pennsylvania for 2021 include additions of 11,202 Mmcfe related to well performance and 4,748 Mmcfe related to commodity pricing.
(4)	Revisions to previous estimates for Oklahoma for 2021 include additions of 2,160 Mmcfe related to well performance, 423 Mmcfe related to commodity pricing, and reductions of (624) Mmcfe related to property interest adjustments.
(5)	Revisions to previous estimates for Pennsylvania for 2020 include reductions of (34,432) Mmcfe related to changes to previously adopted development plan and (2,609) Mmcfe related to commodity pricing.
(6)	Revisions to previous estimates for Oklahoma for 2020 include reductions of (1,242) Mmcfe related to changes in ownership, (84) Mmcfe related to commodity pricing and additional of 164 Mmcfe related to well performance.
(7)	Revisions to previous estimates for Pennsylvania for 2021 include additions of 11,572 Mmcfe related to changes to the previously adopted development plan, 566 Mmcfe related to commodity pricing, and reductions of (606) Mmcfe reduction related to well performance.
(8)	Revisions to previous estimates for Oklahoma for 2021 include additions of 246 Mmcfe related to commodity pricing, 205 Mmcfe related to well performance, 107 Mmcfe realted to property interest adjustments, and reductions of (373) Mmcfe from changes to the previously adopted development plan.
(9)	Extension and discoveries for Pennsylvania for 2021 include additions of 4,388 Mmcfe related to the proposal and development by the operator of a well that was not previously included in the development schedule.
(10)	Extension and discoveries for Oklahoma for 2021 include additions of 865 Mmcfe related to recent offset development, and 779 Mmcfe related to exercising the Company’s option to participate in two new wells that were not previously included in the development schedule.

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

10.13+	Michael Raleigh Executive Employment Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 001-38770, filed on February 2, 2021)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of Form 10, File No. 001-38770, filed on December 21, 2018)

23.1*	Consent of DeGolyer and MacNaughton

23.2*	Consent of BDO USA, LLP

31.1*	Rule 13a-14(a)/15d-14(a) Certification.

31.2*	Rule 13a-14(a)/15d-14(a) Certification.

32.1**	Section 1350 Certifications.

32.2**	Section 1350 Certifications.

99.1	Summary Reserve Report (incorporated by reference to Exhibit 99.1 of Form 10-K, File No. 001-38770, filed on March 24, 2022)

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
+	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on January 6, 2023.

Epsilon Energy Ltd.

By: /s/ J. Andrew Williamson
J. Andrew Williamson
Chief Financial Officer
(duly authorized to sign on behalf of the registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Jason Stabell	Chief Executive Officer and Director	January 6, 2023
Jason Stabell	(Principal Executive Officer)

/s/ J. Andrew Williamson	Chief Financial Officer	January 6, 2023
J. Andrew Williamson	(Principal Financial and Accounting Officer)

/s/ John Lovoi	Chairman of the Board	January 6, 2023
John Lovoi

/s/ Stephen Finlayson	Director	January 6, 2023
Stephen Finlayson

/s/ Jacob Roorda	Director	January 6, 2023
Jacob Roorda

/s/ Jason Stankowski	Director	January 6, 2023
Jason Stankowski

/s/ Tracy Stephens	Director	January 6, 2023
Tracy Stephens

/s/ David Winn	Director	January 6, 2023
David Winn