Form 10-K
period 2022-12-31
Epsilon Energy Ltd.
filed 2023-03-24
CIK 1726126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-38770

EPSILON ENERGY LTD.

(Exact name of registrant as specified in its charter)

Alberta, Canada	98-1476367
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

500 Dallas Street, Suite 1250

Houston, Texas 77002

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $80.2 million. There were 22,926,444 Common Shares (no par value) outstanding as of March 22, 2023.

PART I

FORWARD LOOKING STATEMENTS.

Certain statements contained in this report constitute forward-looking statements. The use of any of the words ‘‘anticipate,’’ ‘‘continue,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘may,’’ ‘‘will,’’ ‘‘project,’’ ‘‘should,’’ ‘‘believe,’’ and similar expressions and statements relating to matters that are not historical facts constitute ‘‘forward looking statements’’ within the meaning of applicable securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated. Such forward-looking statements are based on reasonable assumptions, but no assurance can be given that these expectations will prove to be correct and the forward-looking statements included in this report should not be unduly relied upon. These statements are made only as of the date of this report. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to oil and natural gas production rates, commodity prices for crude oil or natural gas, supply and demand for oil and natural gas; the estimated quantity of oil and natural gas reserves, including reserve life; future development and production costs, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in this Annual Report on Form 10-K, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

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

“Henry Hub” A natural gas pipeline located in Erath, Louisiana, that serves as the official delivery location for futures contracts on the NYMEX. The hub is owned by Sabine Pipe Line LLC and has access to many of the major gas markets in the United States.

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

‘‘Net production’’ The total production attributable to the fractional working interest owned.

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

ITEM 1.     BUSINESS.

Summary

Epsilon Energy Ltd. (the “Company” or “Epsilon” or “we”) was incorporated under the laws of the Province of Alberta, Canada on March 14, 2005, pursuant to the ABCA. The Company is extra-provincially registered in Ontario pursuant to the Business Corporations Act (Ontario). Epsilon is a North American on-shore focused independent natural gas and oil company engaged in the acquisition, development, gathering and production of natural gas and oil reserves. On October 24, 2007, the Company became a publicly traded entity trading on the Toronto Stock Exchange (“TSX”) in Canada. On February 14, 2019, Epsilon’s registration statement on Form 10 was declared effective by the United States Securities and Exchange Commission and on February 19, 2019, we began trading in the United States on the NASDAQ Global Market under the trading symbol “EPSN.” Effective as of the close of trading on March 15, 2019, Epsilon voluntarily delisted its common shares from the TSX. At December 31, 2022, Epsilon’s total estimated net proved reserves were 90,040 million cubic feet of natural gas reserves, 491,226 barrels of NGL reserves, and 211,059 barrels of oil and other liquids. Epsilon holds leasehold rights to approximately 75,954 gross (13,625 net) acres. The Company has natural gas production in the Marcellus Shale in Pennsylvania and oil, natural gas liquids and natural gas production in the Anadarko Basin in Oklahoma.

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

Substantially all the production from our Pennsylvania acreage (5,098 net) is dedicated to the Auburn Gas Gathering System, or the Auburn GGS, located in Susquehanna County, Pennsylvania for a 15-year term expiring in 2026 under an operating agreement whereby the Auburn GGS owners receive a fixed percentage rate of return on the total capital invested in the construction and maintenance of the system. We own a 35% interest in the Auburn GGS which is operated by a subsidiary of Williams Partners, LP. In 2022, we paid $1.5 million to the Auburn GGS to gather and treat our 9.0 Bcf of natural gas production in Pennsylvania ($1.6 million was paid to the Auburn GGS to gather and treat our 9.8 Bcf in 2021).

Our principal executive office is located at 500 Dallas Street, Suite 1250, Houston, Texas 77002, and our telephone number at that address is (281) 670-0002. Our registered office in Alberta, Canada is located at 14505 Bannister Road SE, Suite 300, Calgary, AB, Canada T2X 3J3.

Business highlights of 2022

Operational Highlights

Marcellus Shale—Pennsylvania

●	During the year ended December 31, 2022, Epsilon’s realized natural gas price was $5.96 per Mcf, a 96% increase from $3.04 for the year ended December 31, 2021.
●	Total year ended December 31, 2022 natural gas production was 9.0 Bcf, as compared to 9.8 Bcf during 2021.
●	Gathered and delivered 66.3 Bcf gross (23.2 Bcf net to Epsilon’s interest) during the year, or 182 MMcf/d through the Auburn GGS.
●	We participated in the drilling of 5 gross (0.05 net) and completion of 4 gross (0.21 net) Marcellus wells in 2022. These wells went into production at various times in August and September.
●	At year end, the Company had 2 gross (0.02 net) wells waiting on completion.

Anadarko, NW STACK Trend—Oklahoma

●	During the year ended December 31, 2022, Epsilon’s realized price for all Oklahoma production was $8.68 per Mcfe, a 37% increase from $6.34 for the year ended December 31, 2021.
●	Total production for 2022 included natural gas, oil, and other liquids and was 0.93 Bcfe, as compared to 0.73 Bcfe during 2021.
●	In 2022, the Company participated in the drilling of 2 gross (0.26 net) wells and completion of 3 gross (0.70 net) wells.
●	At year end, the Company had 1 gross (0.11 net) well waiting on completion.

Properties

As of December 31, 2022, Epsilon’s 75,954 gross (13,625 net) acres are all located in the United States and include 351 gross (36.33 net) wells.

	Gross(1)	Net(2)
Producing Wells
Gas	283	31.18
Oil	27	2.18
Total Producing Wells	310	33.36
Non-Producing Wells	41	2.97
Total Wells	351	36.33

Acreage

As of December 31, 2022, our leasehold inventory consisted of the following acreage amounts, rounded to the nearest acre:

	Gross(1)	Net(2) (3)
Developed Acres
Pennsylvania	12,963	4,763
Oklahoma	7,063	2,290
	20,026	7,053
Undeveloped Acres
Pennsylvania	335	335
Oklahoma	55,593	6,237
	55,928	6,572
Total Acres
Pennsylvania	13,298	5,098
Oklahoma	62,656	8,527
Total acres	75,954	13,625
(1)	“Gross” means one-hundred percent of the working interest ownership in each leasehold tract of land.
(2)	“Net” means the Company’s fractional working interest share in each leasehold tract of land on which productive wells have been drilled.
(3)	“Net Undeveloped” means the Company’s fractional working interest share in each leasehold tract of land where productive wells have yet to be drilled. All of Epsilon’s Oklahoma undeveloped properties are deep rights acreage which is held by production of developed properties.

Business Segments

Our operations are conducted by three operating segments for which information is provided in our consolidated financial statements for the years ended December 31, 2022 and 2021.

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

Oil and Natural Gas Production and Revenues and Gathering System Revenues

A summary of our net oil and natural gas production, average oil and natural gas prices and related revenues and our gathering system revenues for the years ended December 31, 2022 and 2021, respectively, follows:

	Year ended
	December 31,
	2022	2021
Production Volumes
Pennsylvania
Natural gas (MMcf)	9,026	9,830
Total (Mmcfe)	9,026	9,830

Oklahoma
Natural gas (MMcf)	477	403
Natural gas liquids (MBbl)	44	29
Oil & other liquids (MBbl)	32	25
Total (Mmcfe)	935	727

Company Total
Natural gas (MMcf)	9,503	10,233
Natural gas liquids (MBbl)	44	29
Oil & other liquids (MBbl)	32	25
Total (Mmcfe)	9,961	10,557

	Year ended
	December 31,
	2022	2021
Revenues
Pennsylvania
Natural gas revenue	$53,759,354	$29,909,651
Avg. Price ($/Mcf)	$5.96	$3.04
Gathering system revenue	$8,085,512	$7,865,825
Total PA Revenues	$61,844,866	$37,775,476
Oklahoma
Natural gas revenue	$3,189,380	$1,798,534
Avg. Price ($/Mcf)	$6.68	$4.46
Natural liquids revenue	$1,733,129	$1,053,486
Avg. Price ($/Bbl)	$39.31	$35.98
Oil and condensate revenue	$3,195,334	$1,776,496
Avg. Price ($/Bbl)	$99.24	$70.70
Total OK Revenues	$8,117,843	$4,628,516
Total Company Revenues	$69,962,709	$42,403,992

Gathering System Operations

Epsilon Energy USA is the 100% owner of Epsilon Midstream, which owns a 35% undivided interest in the Auburn GGS, located in Susquehanna County, Pennsylvania, with partners Appalachia Midstream Services, LLC (43.875%) and Equinor Pipelines, LLC (21.125%). The Anchor Shippers, consisting of Epsilon Energy USA, Equinor USA Onshore Properties, Inc., and Chesapeake Energy Corporation, dedicated approximately 18,000 mineral acres to the Auburn GGS for an initial term of 15 years under an operating agreement whereby the Auburn GGS owners receive a fixed percentage rate of return on the total capital invested in the construction of the system.

The gathering rate of the Auburn GGS is determined by a cost of service model whereby the Anchor Shippers dedicate acreage and reserves to the gas gathering system in exchange for the Auburn GGS owners agreeing to an 18% contractual rate of return on invested capital. The term of this arrangement is 15 years commencing January 1, 2012 and expiring December 31, 2026. Each year, the Auburn GGS historical and forecast throughput, revenue, operating expenses and capital expenditures are entered into the cost of service model. The model then computes the new gathering rate that will yield the contractual rate of return to the Auburn GGS owners. In January 2027, the Auburn GGS will transition to a fixed gathering rate.

Revenues from the Auburn GGS are earned primarily from the Anchor Shippers. Revenues are also earned from third-party customers of the system to transport gas from the wellhead to the compression facility, and then to the delivery meter at Tennessee Gas Pipeline. The relative mix of Anchor Shipper gas and third-party gas is critical to the revenue and earnings of the Auburn GGS because the third-party gathering rate is only 25% of the Anchor Shipper rate. Third-party shippers must pay the gathering rate of the originating gathering system plus 25% of the Auburn GGS gathering rate. The purpose of the reduced rate is to attract additional volumes that require delivery to Tennessee Gas Pipeline when there is spare capacity at the Auburn compression facility, or the “Auburn CF”. Throughput at the Auburn CF has declined from 100.1 Bcf in 2018 to 66.3 Bcf in 2022, a decrease of 34%. However, Anchor Shipper gas as a percentage of total throughput has increased from 57% in 2018 to 71% in 2022. As a result of this shift toward a higher percentage of Anchor Shipper gas, revenues and earnings for the gathering system have only declined 21% and 15%, respectively, from 2018 to 2022.

The Auburn GGS consists of approximately 44 miles of gathering pipelines, a small auxiliary compression facility and a main compression facility with three dehydration units and three Caterpillar 3612 compression units. At inception, the capacity of the Auburn CF was approximately 330,000 Mcf per day at a design suction pressure of 800 psig. The design suction pressure was subsequently reduced to 550 psig in June 2020 at the request of the Anchor Shippers. This request served to minimize throughput decline during a period of low pricing in which the drilling of new wells was undesirable. Operating at the lower design suction pressure also has the benefit of reducing hydrate occurrences in the system which can pose an operational hazard. The current system capacity of the Auburn CF at this lower design pressure is approximately 220,000 Mcf per day. The facility capacity could be increased again, if required, by either adding compression units or increasing the design suction pressure.

The Auburn CF delivers processed natural gas into the Tennessee Gas Pipeline at the Shoemaker Dehy receipt meter. The Auburn GGS is connected with the adjacent Rome GGS, which allows for the receipt of additional natural gas to maximize utilization of the Auburn CF and Tennessee Gas Pipeline meter capacity.

During the years ended December 31, 2022 and 2021, the Auburn GGS delivered 66.3 Bcf and 63.2 Bcf respectively, of natural gas, or 182 and 173 MMcf per day.

Revenues derived from Epsilon’s production which have been eliminated from gathering system revenues amounted to $1.5 million and $1.6 million, respectively, for the years ended December 31, 2022 and 2021.

Proved Reserves

Per our reserve report prepared by independent petroleum consultants, DeGolyer and MacNaughton, our estimated proved reserves as of December 31, 2022, are summarized in the table below. See Risk Factors for information relating to the uncertainties surrounding these reserve categories.

	Natural Gas	Natural Gas	Oil and Other	Total
	MMcf	Liquids MBbl	Liquids MBbl	MMcfe
Proved developed reserves	78,966	198	107	80,795
Proved undeveloped reserves	11,074	293	104	13,459
Total Proved Reserves at December 31, 2022	90,040	491	211	94,254

Changes in Total Proved Undeveloped Reserves
Proved undeveloped reserves at December 31, 2021	38,743	663	239	44,155
Revisions of previous estimates	(21,598)	(220)	(74)	(23,362)
Extensions and discoveries	—	—	—	—
Transfers to proved developed	(6,071)	(150)	(61)	(7,334)
Proved undeveloped reserves at December 31, 2022	11,074	293	104	13,459

Revisions to previous estimates for total proved undeveloped reserves for 2022 include reductions of 23,505 MMcfe related to changes to the previously adopted development plan, additions of 226 MMcfe related to commodity pricing, and reductions of 83 MMcfe related to well performance. Transfers to proved developed relates to the development of one well in Pennsylvania and three wells in Oklahoma.

We have not engaged in any exploration capital spending in 2022 or 2021. Our development capital spending to convert proved undeveloped reserves to proved developed reserves for the periods indicated is as follows:

●	In 2022 in Pennsylvania, 5 gross (0.05 net) wells were drilled and 4 gross (0.21 net) completed. (Net development capital $2.5 million). Reserves of 5.4 Bcf for the 1 well with proved undeveloped reserves were reclassified as proved developed producing as this well was turned online in August 2022. Additionally, 2 gross (0.02 net) wells were drilled in 2022, but not completed (development capital $0.1 million). They were completed and turned online in January 2023.
●	In 2021 in Pennsylvania, 3 gross (0.42 net) wells were drilled and 3 gross (0.27 net) completed. (Net development capital $4.1 million). Reserves of 4.6 Bcf for the 3 wells were reclassified as proved developed producing as these wells were turned online at various times beginning in January and going through October of 2021. Additionally, 1 gross (0.18 net) well was drilled in 2021, but not completed (development capital $0.2 million).
●	In 2022 in Oklahoma, we drilled 2 gross (0.26 net) wells and completed 3 gross (0.7 net) wells. (Net development capital $5.4 million). Reserves of 2.9 Bcfe for the 3 wells were reclassified as proved developed producing as these wells were tuned online at various times beginning in March 2022 and going through October 2022. One gross (0.11 net) well was drilled in 2022, but not completed. It is scheduled to be completed in April 2023.
●	In 2021 in Oklahoma, we drilled 4 gross (0.75 net) wells and completed 2 gross (0.6 net) wells. (Net development capital $3.0 million). Reserves of 2.8 Bcfe were reclassified as proved developed producing.

Internal Controls Over Reserves Estimation Process and Qualifications of Technical Persons with Oversight for the Company’s Overall Reserve Estimation Process

Our policies regarding internal controls over reserve estimates require reserves to be prepared by an independent engineering firm under the supervision of our Chief Operating Officer, and to be in compliance with generally accepted geologic, petroleum engineering and evaluation principles and definitions and guidelines established by the SEC. The corporate staff interacts with our internal petroleum engineers and geoscience professionals in each of our operating areas and with operating, accounting and marketing employees to obtain the necessary data for the reserves estimation process. We provide our engineering firm with property interests, production, capital budgets, current operating costs, current production prices and other information. This information is reviewed by our Chief Operating Officer to ensure accuracy and completeness of the data prior to submission to our independent engineering firm. Reserves are reviewed and approved internally by our Chief Operating Officer on a semi-annual basis. Our Chief Operating Officer holds a Bachelor of Science degree in Petroleum Engineering and received a Master’s Degree of Business Administration. He has over 30 years of experience in upstream exploration and production, and has managed all phases of drilling, completions, production and field operations.

The reserve information in this report is based on estimates prepared by DeGolyer and MacNaughton, our independent petroleum consultants. Estimates of reserves were prepared by the use of appropriate geologic, petroleum engineering, and evaluation principles and techniques that are in accordance with the reserves definitions of Rules 4-10(a) (1)-(32) of Regulation S-X of the SEC and with practices generally recognized by the petroleum industry as presented in the publication of the Society of Petroleum Engineers entitled “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (revised June 2019) Approved by the SPE Board on 25 June 2019” and in Monograph 3 and Monograph 4 published by the Society of Petroleum Evaluation Engineers. The method or combination of methods used in the analysis of each reservoir was tempered by experience with similar reservoirs, stage of development, quality and completeness of basic data, and production history.

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

Marketing and Major Customers

Natural gas marketing is competitive in northeast Pennsylvania because of the limited interstate transportation capacity and ample natural gas supply. We do not currently own any firm transportation on interstate pipelines that would enable us to diversify our natural gas sales to downstream customers. As a result, all of our Pennsylvania gas sales occur in Zone 4 of the Tennessee Gas Pipeline at the Shoemaker Dehy meter, which is the receipt point from the Auburn CF.

Epsilon uses a third-party service, ARM Energy Management LLC (“ARM”) for its natural gas marketing. In this capacity, ARM is responsible for carrying out marketing activities such as submission of nominations, receipt of payments, submission of invoices and negotiation of contracts.

For the year ended December 31, 2022, we sold natural gas through ARM to 26 unique customers. Direct Energy Business Marketing, LLC and EQT Energy, LLC each accounted for 10% or more of our total revenue. For the year ended December 31, 2021, we sold natural gas through ARM to 30 unique customers. Direct Energy Business Marketing, LLC and SWN Energy Services Company, LLC each accounted for 10% or more of our total revenue.

Geographic Locations of Operations

Approximately 91% and 93% of our production during fiscal 2022 and 2021, respectively, was derived from natural gas production and gathering system revenues in the state of Pennsylvania. Our asset in Pennsylvania has not yet reached the mature stage, but at some point, we may need to acquire and develop other producing assets to maintain our current level or to grow.

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

Competition

It is not uncommon in the oil and natural gas industry to experience shortages of drilling and completion rigs, equipment, pipe, services, and personnel, which can cause both delays in development drilling activities and significant cost increases. We are exposed to the risk of industry competition for drilling rigs, completion rigs and availability of related equipment and services, among other goods and services required in our business.

Our Status as an Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act”. Certain specified reduced reporting and other regulatory requirements are available to public companies that are emerging growth companies. These provisions include:

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

We will continue to be an emerging growth company until the earliest of:

●	the last day of our fiscal year in which we have total annual gross revenues of $1.235 billion (as such amount is indexed for inflation every five years by the SEC to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest $1 million) or more;
●	the last day of our fiscal year following the fifth anniversary of the date of our first issuance of common equity securities under an effective Securities Act registration statement (December 31, 2019);
●	the date on which we have, during the prior three-year period, issued more than $1 billion in non-convertible debt; or
●	the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our common shares that is held by non-affiliates (or public float) exceeds $700 million as of the last day of our second fiscal quarter in our prior fiscal year.

Employees

As of December 31, 2022, we had nine full-time employees (including executive officers) in Houston, Texas. None of our employees are subject to a collective bargaining agreement or represented by a union.

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

Legal Proceedings

On March 10, 2021, Epsilon filed a complaint against Chesapeake Appalachia, LLC (“Chesapeake”) in the United States District Court for the Middle District of Pennsylvania, Scranton, Pennsylvania (“Middle District”). Epsilon claims that Chesapeake has breached a settlement agreement and several operating agreements (“JOAs”) to which Epsilon and Chesapeake are parties. Epsilon asserts that Chesapeake has failed to cooperate with Epsilon’s efforts to develop resources in the Auburn Development, located in Northeast Pennsylvania, as required under both the settlement agreement and JOAs.

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

Epsilon filed a notice of appeal on February 15, 2022 challenging both the motion to dismiss and motion for reconsideration decisions.  Chesapeake filed a cross-appeal on March 1, 2022.  A briefing schedule was set and briefing closed October 14, 2022.  Oral argument was held in January 2023.  A decision on the appeal is not expected until mid-2023.

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

In the United States, federal proposals are rooted in the EPA’s “endangerment finding,” that was upheld by the Supreme Court. Simply, EPA has concluded that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment. For example, the EPA adopted regulations that require Prevention of Significant Deterioration (“PSD”) construction under Title V operating permit reviews for GHG emissions from certain large stationary sources that constitute major sources of emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards.

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

Market for Our Common Equity and Related Stockholder Matters

Market Information. Commencing on February 19, 2019, the common shares of the Company trade on the NASDAQ Global Market with the ticker symbol ‘‘EPSN.’’ The last reported sales price of our common shares on the NASDAQ Global Market on March 22, 2023 was $5.11 per share.

Shareholders. We had approximately 675 shareholders of record as of February 21, 2023.

Dividends. On February 24, 2022, the Board of Directors approved a quarterly cash dividend of $0.0625 per common share. With the initiation of a cash dividend, Epsilon intends to pay regular quarterly dividends, with future dividend payments subject to quarterly review and approval by its Board of Directors. Epsilon made aggregate quarterly distributions of $5.9 million ($0.25 per share) during the year ended December 31, 2022.

Securities Authorized for Issuance under Equity Incentive Plans.

The following table sets out the number of common shares available to be issued upon exercise of outstanding options issued and the changes to the options outstanding for the year pursuant to our equity compensation plans and the weighted average exercise price of outstanding options for the periods indicated:

	As of		As of
	December 31, 2022		December 31, 2021
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price
Balance at beginning of period	218,750	$5.28	245,000	$5.27
Exercised	(138,750)	5.38	(16,250)	5.25
Expired/Forfeited	(10,000)	5.51	(10,000)	5.50
Balance at period-end	70,000	$5.03	218,750	$5.28

Exercisable at period-end	70,000	$5.03	218,750	$5.28

For the years ended December 31, 2022 and 2021, we had no warrants or other common share-related rights outstanding.

At December 31, 2022, under the 2020 Equity Incentive Plan (the “2020 Plan”) (See Note 6, “Shareholders’ Equity” of the Notes to the Consolidated Financial Statements), we are authorized to issue 2,000,000 common shares to employees and directors of the Company. As of that date, we had 449,131 common shares granted under the 2020 Plan. No more shares are authorized to be issued under our predecessor plan.

The following table sets out the number of time restricted common shares available to be issued upon vesting over the next three years and the changes during the year pursuant to our share compensation plans and the weighted average market price at date of issue for outstanding shares for the periods indicated:

	As of		As of
	December 31, 2022		December 31, 2021
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Grant Date	Shares	Grant Date
	Outstanding	Market Price	Outstanding	Market Price
Balance non-vested Restricted Stock at beginning of period	166,002	$3.96	290,070	$3.41
Granted	289,231	6.28	48,000	5.04
Vested	(157,023)	4.34	(137,668)	3.98
Forfeited	—	—	(34,400)	3.68
Balance non-vested Restricted Stock at end of period	298,210	$6.00	166,002	$3.96

The following table sets out the number of performance-based common shares available to be issued upon vesting over the next three years and the changes during the year pursuant to our share compensation plans and the weighted average market price at date of issue for outstanding shares for the periods indicated:

	As of		As of
	December 31, 2022		December 31, 2021
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Grant Date	Shares	Grant Date
	Outstanding	Market Price	Outstanding	Market Price
Balance non-vested Performance Shares at beginning of period	151,500	$3.84	193,167	$3.45
Granted	—	—	20,834	5.04
Vested	(135,667)	3.48	(62,501)	4.13
Balance non-vested Performance Shares at end of period	15,833	$3.71	151,500	$3.84

Recent Developments

None.

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

Our reserve estimates may be inaccurate, and future net cash flows as well as our ability to replace any reserves are uncertain.

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

In accordance with applicable securities laws, the technical report on our oil and natural gas reserves prepared by DeGolyer and MacNaughton, independent petroleum consultants, as of December 31, 2022 and 2021, or the DeGolyer Reserve Report, used SEC guideline prices and cost estimates in calculating net cash flows from oil and natural gas reserve quantities included within the report. Actual future net revenue will be affected by other factors such as actual commodity prices, production levels, supply and demand for oil and natural gas, curtailments or increases in consumption by oil and natural gas purchasers, changes in governmental regulation or taxation and the impact of inflation on costs. Actual production and revenues derived thereof will vary from the estimates contained in the DeGolyer Reserve Report, and such variations could be material. The DeGolyer Reserve Report is based in part on the assumed success of activities that we intend to undertake in future years. The oil and natural gas reserves and estimated cash flows to be derived therefrom contained in the DeGolyer Reserve Report will be reduced to the extent that such activities do not achieve the level of success assumed in the DeGolyer Reserve Report.

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

Risks Related to Stage of Development, Structure and Capital Resources

If there is a sustained economic downturn or recession in the United States or globally, natural gas and oil prices may fall and may become and remain depressed for a long period of time, which may adversely affect our results of operations. We may be unable to obtain additional capital required to implement our business plan, which could restrict our ability to grow.

Operations could also be adversely affected by general economic downturns or limitations on spending. An economic downturn and uncertainty may have a negative impact on our business. During 2022 and 2021, there was tremendous volatility in prices and available financing for oil and gas projects. There can be no assurance that we will be able to access capital markets to provide funding for future operations that would require additional capital beyond our current existing available capital on terms acceptable to us.

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

From time to time, we may enter into transactions to acquire assets or shares of other companies. These transactions may be financed partially or wholly with debt, which may increase our debt levels. Depending on future exploration and development plans, we may require additional equity and/or debt financing that may not be available or, if available, may not be available on favorable terms. Neither our articles of incorporation nor our by-laws limit the amount of indebtedness that we may incur. The level of our indebtedness, from time to time, could impair our ability to obtain additional financing in the future on a timely basis to take advantage of business opportunities that may arise.

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

Our operations involve utilizing the latest drilling and completion techniques in order to maximize cumulative recoveries and generate high returns. If drilling results are less than anticipated or we are unable to execute our drilling program because of capital constraints, lease expirations, access to gathering systems and limited takeaway capacity or otherwise, or if crude oil and natural gas prices decline, the return on our investment in these areas may not be as attractive as anticipated. Further, less than anticipated results in developments could incur material write-downs of our oil and natural gas properties and the value of undeveloped acreage could decline in the future.

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

Our corporate structure could result in incremental tax burden in certain circumstances.

Epsilon Energy Ltd. is an Alberta company. Epsilon Energy USA Inc. (Ohio corporation) may be a U.S. real property holding corporation (a “USRPHC”) for U.S. federal income tax purposes if it is determined, at any time, that the fair market value of its assets that consist of “United States real property interests,” as defined in the Internal Revenue Code, and applicable Treasury regulations, constitute at least 50% of the combined fair market value of our real estate interests and other business assets. If Epsilon Energy USA Inc. were a USRPHC, then Epsilon Energy Ltd.’s investment in Epsilon Energy USA Inc. would be a United States Real Property Interest (USRPI) for US federal tax purposes. As a result, the Foreign Investment in Real Property Tax Act, or “FIRPTA,”  would require Epsilon Energy Ltd. to pay U.S. federal income tax at the corporate income tax rates on capital gain distributions made by Epsilon Energy USA Inc. to Epsilon Energy Ltd. Distributions made out of earnings and profits are not expected to be subject to the FIRPTA tax but would be subject to U.S. withholding tax.

Our operations are currently geographically concentrated and therefore subject to regional economic, regulatory and capacity risks.

Approximately 91% and 93% of our production during fiscal 2022 and 2021, respectively was derived from our properties in the Marcellus Shale region of Pennsylvania. As a result of this geographic concentration, we may be disproportionately exposed to the effect of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, weather events or interruption of the processing or transportation of crude oil or natural gas. Additionally, we may be exposed to additional risks, such as changes in field-wide rules and regulations that could cause us to permanently or temporarily shut-in many or all of our wells within the Marcellus Shale.

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

Approximately 99% of our oil and natural gas properties are operated by third-party operators.  As such, we will be dependent on such operators for the timing of activities related to such properties and will largely be unable to direct or control the activities of the operators. The objectives and strategy of those operators may not always be consistent with ours, and we have a limited ability to exercise influence over, and control the risks associated with, operations of these properties. The failure of an operator of our wells to adequately perform operations, an operator’s breach of the applicable agreements or an operator’s failure to act in ways that are in our best interests could reduce our production and revenues from our assets or could increase costs or create liability for the operator’s failure to properly maintain the well and facilities and to adhere to applicable safety and environmental standards.

In addition to the operator, our success will depend in large measure on certain key personnel. The loss of the services of such key personnel could have a material adverse effect on us. We do not have key-person insurance in effect for management. The contributions of these individuals to our immediate operations are likely to be of central importance. In addition, the competition for qualified personnel in the oil and natural gas industry is intense, and there can be no assurance that we will be able to continue to attract and retain all personnel necessary for the development and operation of our business. Certain of our directors and officers are also directors of other companies and as such may, in certain circumstances, have a conflict of interest requiring them to abstain from certain decisions. Conflicts, if any, will be subject to the procedures and remedies of the Conflicts Committee of our board of directors.

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

Although title reviews will be done according to industry standards before the purchase of most oil and natural gas-producing properties or the commencement of drilling wells, such reviews do not guarantee or certify that an unforeseen defect in the chain of title will not arise to defeat our claim, which could result in a reduction in our ownership interest or of the revenue that we receive.

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

The marketability and price of oil and natural gas that we may produce, acquire or discover will be affected by numerous factors beyond our control. Our ability to market our natural gas may depend upon our ability to acquire space on pipelines that deliver crude oil and natural gas to commercial markets. This risk is somewhat mitigated by our 35% ownership of a gathering system in the Marcellus Shale in Pennsylvania. We may also be affected by extensive government regulation relating to price, taxes, royalties, land tenure, allowable production, and many other aspects of the oil and natural gas business.

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

As an “emerging growth company” as defined in the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. We are an emerging growth company until the earliest of:

●	the last day of the fiscal year during which we have total annual gross revenues of $1.235 billion or more;
●	the last day of the fiscal year following the fifth anniversary of the date of our first issuance of common equity securities under an effective Securities Act registration statement (December 31, 2019);
●	the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or
●	the date on which we are deemed a “large accelerated filer” as defined under the federal securities laws.

For so long as we remain an “emerging growth company,” we will not be required to:

●	have an auditor report on our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;
●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis);
●	submit certain executive compensation matters to shareholder approval (requiring a non-binding shareholder vote to approve golden parachute arrangements in connection with mergers and certain other business combinations, and advisory votes on executive compensation pursuant to the “say on frequency” and “say on pay” provisions under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; and
●	include detailed compensation discussion and analysis in our filings under the Securities Exchange Act of 1934 (the “Exchange Act”) and instead may provide a reduced level of disclosure concerning executive compensation.

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

If we fail to establish and maintain proper disclosure or internal controls, our ability to produce accurate financial statements and supplemental information or comply with applicable regulations could be impaired.

As we grow, we may be subject to growth-related risks including capacity constraints and pressure on our internal systems and controls. Our ability to manage growth effectively will require us to continue to implement and improve our operational and financial systems and to train and manage our employee base.

We must maintain effective disclosure controls and procedures. We must also maintain effective internal controls over financial reporting or, at the appropriate time, our independent auditors will be unwilling or unable to provide us with an unqualified report on the effectiveness of our internal controls over financial reporting as required by Section 404(b) of the Sarbanes-Oxley Act, once we become subject to those requirements. If we fail to maintain effective controls, investors may lose confidence in our operating results, the price of our common shares could decline and we may be subject to litigation or regulatory enforcement actions.

Risks Related to Gathering System

Because of the natural decline in production from existing wells, our success depends on the Anchor Shippers’ economically developing the remaining Marcellus Shale reserves.

Our natural gas gathering system is dependent upon the level of production from natural gas wells, from which production will naturally decline over time. In order to maintain or increase throughput levels on our gathering system and compression facility, we must continually develop reserves within the Auburn GGS boundary or obtain new supplies external to the Auburn GGS boundary. Developing reserves within the system boundary is the priority as external natural gas volumes have a contractual gathering rate that is 25% of the Anchor Shipper rate. The primary factors affecting our ability to obtain new supplies of natural gas is the level of successful drilling activity from the Anchor Shippers, of which Epsilon is one, as well as our ability to compete for volumes from successful new wells drilled by third parties proximate to our system. If we are not able to obtain new supplies of natural gas to replace the natural decline in volumes from existing wells, throughput on our pipelines and the utilization rates of our compression facility would decline, which could have an adverse effect on our business, results of operations, financial position and cash flows. Although gross throughput at the Auburn CF has declined from 2018-2022, the share of Anchor Shipper gas has increased.

The gathering rate on the Auburn GGS is subject to a cost-of-service model which could result in a non-competitive gathering rate and reduced throughput.

The gathering rate charged by the Auburn GGS is determined by a cost-of-service model whereby the Anchor Shippers in the system, of which Epsilon is one, dedicate acreage and reserves to the gas gathering system in exchange for the Auburn GGS owners agreeing to a contractual rate of return on invested capital. The term of this arrangement is 15 years commencing in 2012 and expiring in 2026 with an 18% rate of return. Each year, the Auburn GGS historical and forecast throughput, revenue, operating expenses and capital expenditures are entered into the cost-of-service model. The model then computes the new gathering rate that will yield the contractual rate of return to the Auburn GGS owners. In January 2027, the Auburn GGS will transition to a fixed gathering rate.

Under the cost-of-service model, if total throughput on the system is lower than forecasted in the prior year, the gathering rate will increase. The 2022 model forecasts 276 Bcf throughput from 2022-2026 (approximately 69% of current capacity at the 550 psig design suction pressure) which resulted in a $0.40 gathering rate. If the gathering rate on the Auburn GGS increases, it could result in reduced or deferred development in the Auburn GGS. In one unlikely scenario, if no further development activity beyond work in progress occurs in the Auburn GGS, forecast throughput from 2022-2026 is expected to decline to 205 Bcf (approximately 52% of current capacity at the 550 psig design suction pressure) resulting in a still acceptable $0.62 gathering rate. Although the Anchor Shippers have dedicated their reserves to the Auburn GGS, they are under no obligation to develop the reserves.

Because of the large supply of gas, and limited availability of transportation out of the Marcellus Shale area, our gas is subject to a price differential.

Differential is an energy industry term that refers to the discount or premium received for the sale of a petroleum product at a specific location relative to a nationally recognized sales hub. In the Marcellus Shale, natural gas is significantly discounted to Henry Hub and the size of the differential can be volatile. Many factors influence the size and duration of differentials including local supply / demand imbalances, seasonal fluctuations in demand, transportation availability and cost, as well as the regulatory environment as it pertains to constructing new transportation pipelines. In Northeast Pennsylvania, negative differentials have persisted for many years due to rapid increases in supply as a result of advances in well completion techniques. Despite substantial increases in local demand for natural gas coupled with pipeline expansions, optimizations, and new pipelines that have been brought into service, the natural gas differential in Northeast Pennsylvania remains significant. There is no guarantee that future demand or pipeline transportation projects will eliminate this differential, and it will therefore remain a significant risk to demand for transportation service on the Auburn GGS, and therefore Epsilon’s revenues and cash flows.

We compete with other operators in our gas gathering energy businesses.

Although the Anchor Shippers have dedicated their acreage and reserves to the Auburn GGS, the Auburn GGS may not be chosen by other producers in these areas to gather and compress the natural gas extracted. We compete with other companies, including co-owners of the Auburn GGS who operate other systems, for any such production from non-Anchor Shippers on the basis of many factors, including but not limited to geographic proximity to the production, costs of connection, available capacity, rates and access to markets. Competition in natural gas gathering is based in large part on existing assets, reputation, efficiency, system reliability, gathering system capacity and pricing arrangements. Our key competitors in the natural gas gathering business include independent gas gatherers and major integrated energy companies. Alternate gathering facilities are available to non-Anchor Shippers we serve, and those producers may also elect to construct proprietary gas gathering systems. A significant increase in competition in the gas gathering industry could have a material adverse effect on our financial position, results of operations and cash flows.

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

Our ability to expand our natural gas gathering business primarily depends on the level of drilling and production by the Anchor Shippers. Production from existing wells with access to our gathering systems will naturally decline over time. The amount of natural gas reserves underlying these existing wells may also be less than anticipated, and the rate at which production from these reserves declines may be greater than anticipated. We do not obtain independent evaluations of the third-party natural gas reserves flowing into our systems and compression facilities. Demand for our services is dependent on the demand for gas in the markets we serve. Alternative fuel sources such as electricity, coal, fuel oils, or nuclear energy could reduce demand for natural gas in our markets and have an adverse effect on our business. A failure to obtain access to sufficient natural gas supplies or a reduction in demand for our services in the markets we serve could result in impairments of our assets and have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

ITEM 3.     LEGAL PROCEEDINGS.

On March 10, 2021, Epsilon filed a complaint against Chesapeake Appalachia, LLC (“Chesapeake”) in the United States District Court for the Middle District of Pennsylvania, Scranton, Pennsylvania (“Middle District”). Epsilon claims that Chesapeake has breached a settlement agreement and several operating agreements (“JOAs”) to which Epsilon and Chesapeake are parties. Epsilon asserts that Chesapeake has failed to cooperate with Epsilon’s efforts to develop resources in the Auburn Development, located in Northeast Pennsylvania, as required under both the settlement agreement and JOAs.

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

Epsilon filed a notice of appeal on February 15, 2022 challenging both the motion to dismiss and motion for reconsideration decisions.  Chesapeake filed a cross-appeal on March 1, 2022.  A briefing schedule was set and briefing closed October 14, 2022.  Oral argument was held in January 2023.  A decision on the appeal is not expected until mid-2023.

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

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The information required by Item 201 of Regulation S-K is contained in ‘‘Item 1. Business.’’

On April 6, 2022 and December 31, 2022, our Board made grants to our directors and employees, entitling them to receive an aggregate of 89,925 common shares and 43,096 common shares, respectively, which shall not be issued to the award recipients unless certain time or performance based vesting criteria, as applicable, are met, in which case the vesting will occur in three equal parts on the succeeding periods ending on December 31.

On July 1, 2022, our Board made grants to a director of 18,000 common shares, and to our new CEO and CFO, entitling them to receive an aggregate of 138,210 common shares which shall not be issued to the award recipients unless certain time or performance based vesting criteria, as applicable, are met, in which case the vesting will occur in equal parts over a three-year and four-year period, respectively. The awards were made under the 2020 Equity Incentive plan in accordance with Rule 701 promulgated under the Securities Act.

Commencing on March 8, 2022, the Company entered into a share repurchase program conducted in accordance with Rule 10b-18 promulgated under the Exchange Act. The Company was authorized to repurchase up to 1,183,410 of its outstanding common shares, representing 5% of the outstanding common shares of the Company as of February 24, 2022. The program ended on March 7, 2023.

The Company funded the purchases out of available cash and did not incur debt to fund the share repurchase program. The shares are accounted for as treasury shares until such a time as they are retired.

ITEM 6. [RESERVED.]

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding of trends and significant changes in or results of operations and the financial condition of Epsilon Energy Ltd. and its subsidiaries for the periods presented. This section should be read in conjunction with the audited consolidated financial statements as of December 31, 2022 and 2021 and for the years then ended together with accompanying notes.

Overview

Epsilon Energy Ltd. (the “Company”) is a North American onshore focused independent natural gas and oil company engaged in the acquisition, development, gathering and production of natural gas and oil reserves. Our primary area of operation is Pennsylvania.

At December 31, 2022 our total estimated net proved reserves were 90,040 MMcf of natural gas reserves, 491,226 Bbls of NGL reserves, and 211,059 Bbls of oil and other liquids, and we held leasehold rights to approximately 75,954 gross (13,625 net) acres. We have natural gas production in Pennsylvania, and natural gas, oil and other liquid production from our operated and non-operated wells in Oklahoma.

We are committed to disciplined capital allocation which could include shareholder returns in the form of dividends and/or share buybacks. We seek to maintain a strong balance sheet and liquidity to allow us to opportunistically invest in both our existing project areas and potential new projects.

To date, our investments have been focused on the Marcellus Shale unconventional reservoir in Pennsylvania (“PA”). Our PA assets are supported by our 35% ownership in the Auburn GGS. Over the last two years, we have also been active in our position in the NW Stack area of Oklahoma (“OK”). We have a substantial remaining drillable location inventory within our existing leasehold in PA and OK.

The Company also seeks to identify new opportunities in onshore North American natural gas and oil basins. In the second half of 2022, we evaluated several potential investments outside our existing projects, with a focus on the Northeastern United States. We expect to expand our area of interest in 2023 to selectively consider potential investments in other North American gas and oil basins.

During 2022, we realized net income of $35.4 million as compared to net income of $11.6 million for 2021.

At December 31, 2022, our total estimated net proved developed reserves were 80,795 MMcfe, an increase of 10% from December 31, 2021. The increase is mainly attributable to revisions to previous estimates and transfers from proved undeveloped.

At December 31, 2022, our total estimated net proved reserves were 94,254 MMcfe, a 20% decrease from December 31, 2021. The decrease in our total proved reserves is due to a change in our previously adopted development plan, primarily attributable to estimated proved undeveloped reserves in PA and OK that shifted into the probable reserve category under SEC guidelines due to timing. As a non-operating working interest owner, we often do not have direct control or visibility over the pace of investment in our assets by the operator. We anticipate reevaluating these reserves once we have line of sight on development timing.

Our standardized measure of discounted future net cash flows as of December 31, 2022 and 2021 was $145.8 million and $77.7 million, respectively. This measure of discounted future net cash flows does not include any estimate for future cash flows generated by our gathering system assets.

Results of Operations

The following review of operations for the periods presented below should be read in conjunction with our consolidated financial statements and the notes thereto.

Revenues

During the year ended December 31, 2022, revenues increased $27.6 million, or 65%, to $70.0 million from $42.4 million during the year ended December 31, 2021 due primarily to increased prices.

Revenue and volume statistics for the years ended December 31, 2022 and 2021 were as follows:

	Year ended
	December 31,
	2022	2021
Revenues
Pennsylvania
Natural gas revenue	$53,759,354	$29,909,651
Volume (MMcf)	9,026	9,830
Avg. Price ($/Mcf)	$5.96	$3.04
Gathering system revenue	$8,085,512	$7,865,825
Total PA Revenues	$61,844,866	$37,775,476
Oklahoma
Natural gas revenue	$3,189,380	$1,798,534
Volume (MMcf)	477	403
Avg. Price ($/Mcf)	$6.68	$4.46
Natural liquids revenue	$1,733,129	$1,053,486
Volume (MBO)	44.1	29.3
Avg. Price ($/Bbl)	$39.31	$35.98
Oil and condensate revenue	$3,195,334	$1,776,496
Volume (MBO)	32.2	25.1
Avg. Price ($/Bbl)	$99.24	$70.70
Total OK Revenues	$8,117,843	$4,628,516
Total Revenues	$69,962,709	$42,403,992

Upstream natural gas revenue for the year ended December 31, 2022 increased by $25.2 million, or 80%, over 2021. An increase of $27.5 million was due to higher natural gas prices partially offset by a reduction of $2.3 million due to lower volumes being produced due to natural decline of the wells.

Upstream natural gas liquids revenue for the year ended December 31, 2022 increased by $0.7 million, or 65% over 2021.  This was a result of increased production from new wells in addition to higher NGL prices.

Upstream oil and other liquids revenue for the year ended December 31, 2022 increased by $1.4 million, or 80% over 2021.  This was a result of increased production from new wells in addition to higher oil prices.

Gathering system revenue for the year ended December 31, 2022 increased by $0.2 million, or 3% over 2021. This was the result of increased throughput in the system. Revenues derived from transporting and compressing our production, which have been eliminated from gathering system revenues amounted to $1.5 million and $1.6 million, respectively, for the years ended December 31, 2022 and 2021.,

Operating Costs

The following table presents total cost and cost per unit of production (Mcfe), including ad valorem, severance, and production taxes for the years ended December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021
Lease operating costs	$7,128,631	$6,303,055
Gathering system operating costs	2,287,763	2,321,329
	$9,416,394	$8,624,384

Upstream operating costs—Total $/Mcfe	0.72	0.60
Gathering system operating costs $/Mcf	0.15	0.30

Operating costs include the effects of elimination entries to remove the gathering fees paid to Epsilon’s ownership in the gathering system. Prior to the year ended December 31, 2022, the gathering fees were netted from the gathering system operating costs.  For the year ended December 31, 2022, the Company determined that it would be more appropriate to net the $1.5 million fees from the upstream lease operating costs.  To be consistent with the current presentation, the prior year elimination of $1.6 million has been reclassed as well.

Upstream operating costs consist of lease operating expenses necessary to extract natural gas and oil, including gathering and treating the natural gas and oil to ready it for sale. For the year ended December 31, 2022, upstream operating costs increased by $0.8 million, or 13.1% from the same period in 2021. The increase was due to extraordinary plugging and abandonment costs related to atypical wellbore conditions in two older vintage wells in Pennsylvania, which is not representative of the other wells.

Gathering system operating costs consist primarily of rental payments for the natural gas fueled compression units and overhead fees due to the system’s operator. For the year ended December 31, 2022, gathering system operating costs decreased by $0.03 million, or 1.4% from the same period in 2021.

Depletion, Depreciation, Amortization and Accretion (DD&A)

	Year ended December 31,
	2022	2021
Depletion, depreciation, amortization and accretion	$6,438,511	$6,627,016

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

During the year ended December 31, 2022, DD&A expense was generally consistent compared to the same period in 2021, decreasing by $0.2 million, or 3%.

Impairment

	Year ended December 31,
	2022	2021
Impairment	$—	$153,058

We perform a quantitative impairment test whenever events or changes in circumstances indicate that an asset group's carrying amount may not be recoverable, over proved properties using the published NYMEX forward prices, timing, methods and other assumptions consistent with historical periods. When indicators of impairment are present, GAAP requires that the Company first compare expected future undiscounted cash flows by asset group to their respective carrying values. If the carrying amount exceeds the estimated undiscounted future cash flows, a reduction of the carrying amount of the natural gas properties to their estimated fair values is required. Additionally, GAAP requires that if an exploratory well is determined not to have found proved reserves, the costs incurred, net of any salvage value, should be charged to expense.

For the year ended December 31, 2022, no impairment was recorded. For the year ended December 31, 2021, the Company recognized dry hole costs of $0.15 million.

Gain (Loss) on Sale of Properties

	Year ended December 31,
	2022	2021
Gain on sale of assets	$221,642	$484,902

For the year ended December 31, 2022, the Company recorded a gain for a well-bore only asset sale and conveyance and partial release of oil and gas leases in Oklahoma. For the year ended December 31, 2021, the Company recorded a gain on the sale of the shallow rights leases and wells in Oklahoma.

General and Administrative (“G&A”)

	Year ended December 31,
	2022	2021
General and administrative	$7,346,438	$6,831,816

G&A expenses consist of general corporate expenses such as compensation, legal, accounting and professional fees, consulting services, travel and other related corporate costs such as stock options granted and restricted shares of stock granted and the related non-cash compensation.

G&A expenses increased by $0.5 million, or 8%, during the year ended December 31, 2022 from 2021. Increased compensation costs of $1.3 million associated with the management transition was offset by a decrease in legal fees by $0.8 million.

Interest Expense

	Year ended December 31,
	2022	2021
Interest expense	$50,782	$101,382

Interest expense relates to the interest and commitment fees paid on the revolving line of credit.

Interest expense decreased by $0.05 million, or 50%, during the year ended December 31, 2022 from 2021. The decrease is due to the reduction in the borrowing base on our line of credit during this time.

Net gain (loss) on commodity contracts

	Year ended December 31,
	2022	2021
Gain (loss) on derivative contracts	$236,077	$(4,482,909)

During the years ended December 31, 2022 and 2021, we entered into NYMEX Henry Hub (“HH”) Natural Gas Futures swaps, Dominion basis swaps, and two-way costless collar derivative contracts for the purpose of hedging our physical natural gas sales revenue. The amounts recorded represent the fair value changes on our derivative instruments during the year. For the year ended December 31, 2022, the Company paid net cash settlements of $1,225,837. For the year ended December 31, 2021, the Company paid net cash settlements of $4,243,085.

In April 2022, the Company added NYMEX HH collars totaling 1.2 Bcf and basis swaps totaling 1.2 Bcf. NYMEX HH prices generally increased throughout the first three quarters of 2022 resulting in realized losses for the year ended December 31, 2022.

In February 2021, the Company added Henry Hub collars totaling 3.96 Bcf and basis swaps totaling 0.31 Bcf. In August 2021, the Company added Henry Hub swaps totaling 0.46 Bcf and basis swaps totaling 1.10 Bcf. NYMEX HH prices generally increased throughout 2021 resulting in large realized losses for the year ended December 31, 2021.

At December 31, 2022, the Company had outstanding NYMEX HH swaps totaling 1.07 Bcf with a trade price of $5.212 and Tennessee Z4 basis swaps totaling 1.07 Bcf with a trade price of ($1.25) to hedge a portion of expected volumes for the contract period of April 2023 to October 2023.

Other Income (Expense)

	Year ended December 31,
	2022	2021
Interest income and other income	$353,408	$39,995

During the year ended December 31, 2022, interest income increased by $0.4 million, or 877%, during the year ended December 31, 2022 from the same period in 2021. This increase was primarily due to the utilization of additional financial instruments with higher prevailing interest rates in 2022.

Net Income Compared to Adjusted EBITDA

	Year ended December 31,
	2022	2021
Net income	$35,354,679	$11,627,517
Add Back:
Net interest expense	(402,095)	62,517
Income tax expense	12,157,487	4,440,508
Depreciation, depletion, amortization, and accretion	6,438,511	6,627,016
Impairment expense	—	153,058
Stock based compensation expense	1,021,026	956,084
(Gain) loss on derivative contracts net of cash received or paid on settlement	(1,461,914)	239,824
Foreign currency translation loss	(845)	1,454
Adjusted EBITDA	$53,106,849	$24,107,978

We define Adjusted EBITDA as earnings before (1) net interest expense, (2) taxes, (3) depreciation, depletion, amortization and accretion expense, (4) impairments of natural gas and oil properties, (5) non-cash stock compensation expense, (6) gain or loss on derivative contracts net of cash received or paid on settlement, and (7) other income. Adjusted EBITDA is not a measure of financial performance as determined under U.S. GAAP and should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with U.S. GAAP or as a measure of profitability or liquidity.

Additionally, Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. We have included Adjusted EBITDA as a supplemental disclosure because its management believes that EBITDA provides useful information regarding our ability to service debt and to fund capital expenditures. It further provides investors a helpful measure for comparing operating performance on a "normalized" or recurring basis with the performance of other companies, without giving effect to certain non-cash expenses and other items. This provides management, investors and analysts with comparative information for evaluating us in relation to other natural gas and oil companies providing corresponding non-U.S. GAAP financial measures or that have different financing and capital structures or tax rates. These non-U.S. GAAP financial measures should be considered in addition to, but not as a substitute for, measures for financial performance prepared in accordance with U.S. GAAP. The table above sets forth a reconciliation of net income to Adjusted EBITDA, which is the most directly comparable measure of financial performance calculated under U.S. GAAP and should be reviewed carefully.

Capital Resources and Liquidity

Cash Flow

The primary source of cash during the years ended December 31, 2022 and 2021 was funds generated from operations. For the years ended December 31, 2022 and 2021, cash was primarily used for operations, as well as the development of natural gas and oil properties, the buyback of common shares through our share repurchase program, and the pre-payment of income taxes. In 2022, we began paying dividends quarterly, which totaled $5.9 million.

At December 31, 2022, we had a working capital surplus of $51.0 million, an increase of $26.9 million from the $24.1 million surplus at December 31, 2021. The surplus increased from December 31, 2021 primarily due to the increase in realized prices during 2022. We anticipate that our current cash balance, cash flows from operations, and available sources of liquidity to be sufficient to meet our cash requirements.

Year ended December 31, 2022 compared to 2021

During the year ended December 31, 2022, $38.0 million was provided by our operating activities, compared to $20.0 million in 2021, a $18.0 million, or 90%, increase. The increase was mainly due to the increase in realized prices resulting in increased revenue.

We used $7.9 million for investing activities during the year ended December 31, 2022, compared to $4.4 million in 2021, a $3.4 million, or 77%, increase. This was spent primarily on upstream development costs in Pennsylvania and Oklahoma.

During the year ended December 31, 2022, $12.0 million of cash used for financing activity was related to the repurchase of our common shares and the payment of quarterly dividends. This was offset by $0.7 million of proceeds from the exercise of stock options. During the year ended December 31, 2021, $2.3 million of cash was used for financing activity, which was primarily related to the repurchase of our common shares.

Credit Agreement

The Company has a senior secured credit facility which includes a total commitment of up to $100 million. The effective borrowing base is $30 million, which is subject to semi-annual redetermination. There are currently no borrowings under the facility. If we decide to access the facility, depending on the level of borrowing, we might need to increase our hedging activity. Borrowings from the Facility may be used for the acquisition and development of oil and gas properties, investments in cash flow generating assets complimentary to the production of oil and gas, and for letters of credit and other general corporate purposes. Upon each advance, interest is charged at the highest of a) the Prime Rate, or b) the sum of the Federal Funds Rate plus 0.5%, plus an applicable margin (0.25%-1.25%, based on percentage utilization on the facility).

The facility matures on March 1, 2024.

Effective April 6, 2021, the agreement was amended to extend the maturity date to March 1, 2024. In addition, the agreement was amended to include a Benchmark Replacement definition and transition plan to be used at such time when the LIBOR rate is discontinued.

On February 10, 2023, Epsilon Energy USA entered into the Ninth Amendment of the Credit Agreement. The borrowing base was increased to $30 million. LIBOR was removed as a reference option in the calculation of interest. Hedging requirements were amended to be between 0%-62.5% of the 24-month projected production volumes, based on percentage utilization on the facility. Also, cash distributions to the parent company (Epsilon Energy Ltd.) were allowed if the facility is < 80% utilized and the leverage ratio (total debt / income adjusted for interest, taxes and non-cash amounts) is less than 2.

The bank has a first priority security interest in the tangible and intangible assets of Epsilon Energy USA, Inc. to secure any outstanding amounts under the agreement. Under the terms of the agreement, the Company must maintain the following covenants:

●	Interest coverage ratio greater than 3 (income adjusted for interest, taxes and non-cash amounts / cash interest expense)
●	Current ratio greater than 1 (current assets / current liabilities)
●	Leverage ratio less than 3.5 (total debt / income adjusted for interest, taxes and non-cash amounts)

We were in compliance with the financial covenants of the agreement as of December 31, 2022.

Repurchase Transactions

Commencing on March 8, 2022, we implemented a plan to repurchase our issued and outstanding common shares and to return capital to our shareholders. We used cash on hand to fund these repurchases. During the year ended December 31, 2022, we repurchased 982,500 common shares of the maximum of 1,183,410 authorized for repurchase and spent $6,234,879 under the plan. The repurchased stock had an average price of $6.32 per share (excluding commissions) and was subsequently retired during the year ended December 31, 2022.

In 2023, we repurchased 190,700 common shares at an average price of $5.82 per share (excluding commissions) before the plan terminated on March 7, 2023.

Commencing on January 1, 2021, we implemented a plan to repurchase our issued and outstanding common shares. The plan terminated on December 31, 2021. We used cash on hand to fund these repurchases. During the year ended December 31, 2021, we repurchased 534,015 common shares of the maximum of 1,193,000 authorized for repurchase and spent $2,423,007 under the plan. The repurchased stock had an average price of $4.51 per share (excluding commissions) and was subsequently retired during the year ended December 31, 2022.

On March 9, 2023, the Board of Directors authorized a new share repurchase program of up to 2,292,644 common shares, representing 10% of the outstanding common shares of Epsilon, for an aggregate purchase price of not more than US $15.0 million. The program is pursuant to a normal course issuer bid and will be conducted in accordance with Rule 10b-18 under the Exchange Act. The program will commence on March 27, 2023 and end on March 26, 2024, unless the maximum amount of common shares is purchased before then or Epsilon provides earlier notice of termination.

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

At December 31, 2022, Epsilon’s outstanding natural gas commodity swap contracts consisted of the following:

		Weighted Average Price ($/MMbtu)
	Volume		Basis	Fair Value of Asset
Derivative Type	(MMbtu)	Swaps	Differential	December 31, 2022
2023
NYMEX Henry Hub swap	1,070,000	$5.21	$—	$1,219,865
Tennessee Z4 basis swap	1,070,000	$—	$(1.25)	2,225
	2,140,000			$1,222,090

Contractual Obligations

We enter into commitments for capital expenditures in advance of the expenditures being made. At a given point in time, it is estimated that we have committed to capital expenditures equal to approximately one quarter of our capital budget by means of giving the necessary authorizations to the asset operator to incur the expenditures in a future period. Current commitments amounted to approximately $0.8 million, all of which we expect to incur in 2023.

Based on current natural gas prices and anticipated levels of production, we believe that the estimated net cash generated from operations, together with cash on hand and amounts available under our credit agreement, will be adequate to meet liquidity needs for the next 12 months and beyond, including satisfying our financial obligations and funding our operating and development activities.

Off Balance Sheet Arrangements

As of December 31, 2022 and 2021, we had no off-balance sheet arrangements.

Summary of Critical Accounting Estimates

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

We compare expected undiscounted future cash flows at a depreciation, depletion and amortization group level to the carrying value of the asset. If the expected undiscounted future cash flows, based on our estimates of (and assumptions regarding) future oil and natural gas prices, operating costs, development expenditures, anticipated production from proved reserves and other relevant data, are lower than the carrying value of the asset, the carrying value is reduced to fair value. Fair value is generally calculated using the “Income Approach” based on estimated discounted net cash flows. Estimates of future cash flows require significant judgment, and the assumptions used in preparing such estimates are inherently uncertain. In addition, such assumptions and estimates are reasonably likely to change in the future. Significant inputs used to determine the fair values of proved properties include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices and (iv) a market-based weighted average cost of capital rate.

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

Income Taxes

Tax regulations and legislation in the U.S. and Canada are subject to change and differing interpretations requiring judgment. We compute income taxes using the asset-and-liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities, as well as loss and tax credit carryforwards. Changes in tax rates and laws are recognized in income in the period such changes are enacted.

We establish a valuation allowance if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We consider all positive and negative evidence, including historical operating results, the existence of cumulative losses, estimates of future operating income, and the reversal of existing taxable temporary differences in assessing the need for a valuation allowance. Income tax filings are subject to audits and re-assessments. Changes in facts, circumstances, and interpretations of the standards may result in a material increase or decrease in our provision for income taxes.

Recently Issued Accounting Standards

See Note 3 Summary of Significant Accounting Policies in Notes to the Consolidated Financial Statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our earnings and cash flow are significantly affected by changes in the market price of commodities. The prices of oil and natural gas can fluctuate widely and are influenced by numerous factors such as demand, production levels, and world political and economic events and the strength of the U.S. dollar relative to other currencies. Should the price of oil or natural gas decline substantially, the value of our assets could fall dramatically, impacting our future options and exploration and development activities, along with our gas gathering system revenues. In addition, our operations are exposed to market risks in the ordinary course of our business, including interest rate and certain exposure as well as risks relating to changes in the general economic conditions in the United States.

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

At December 31, 2022 and 2021, the outstanding principal balance under the credit agreement was nil.

Derivative Contracts

The Company’s financial results and condition depend on the prices received for natural gas production. Natural gas prices have fluctuated widely and are determined by economic and political factors. Supply and demand factors, including weather, general economic conditions, the ability to transport the gas to other regions, as well as conditions in other natural gas regions, impact prices. Epsilon has established a hedging strategy and may manage the risk associated with changes in commodity prices by entering into various derivative financial instrument agreements and physical contracts. Although these commodity price risk management activities could expose the Company to losses or gains, entering into these contracts helps to stabilize cash flows and support the Company’s capital spending program.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated balance sheets as of December 31, 2022 and 2021, and the consolidated statements of operations and comprehensive income, changes in shareholders’ equity and cash flows for years ended December 31, 2022 and 2021 included in this annual report have been prepared in accordance with U.S. GAAP.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Epsilon Energy Ltd.

Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Epsilon Energy, Ltd (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Houston, Texas

March 23, 2023

EPSILON ENERGY LTD.

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$45,236,584	$26,497,305
Accounts receivable	7,201,386	4,596,931
Fair value of derivatives	1,222,090	—
Prepaid income taxes	1,140,094	—
Other current assets	632,154	569,870
Operating lease right-of-use assets	31,383	—
Total current assets	55,463,691	31,664,106
Non-current assets
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	148,326,265	138,032,413
Unproved properties	18,169,157	21,700,926
Accumulated depletion, depreciation, amortization and impairment	(107,729,293)	(102,480,972)
Total oil and gas properties, net	58,766,129	57,252,367
Gathering system	42,639,001	42,475,086
Accumulated depletion, depreciation, amortization and impairment	(34,500,740)	(33,443,949)
Total gathering system, net	8,138,261	9,031,137
Land	637,764	637,764
Buildings and other property and equipment, net	286,035	309,102
Total property and equipment, net	67,828,189	67,230,370
Other assets:
Restricted cash	570,363	568,118
Total non-current assets	68,398,552	67,798,488
Total assets	$123,862,243	$99,462,594

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable trade	$1,695,353	$1,189,905
Gathering fees payable	935,012	963,546
Royalties payable	2,223,043	1,853,508
Income taxes payable	—	1,098,425
Accrued capital expenditures	41,694	1,016,830
Accrued compensation	598,351	343,348
Other accrued liabilities	690,655	754,779
Fair value of derivatives	—	239,824
Asset retirement obligations	—	85,207
Operating lease liabilities	35,299	—
Total current liabilities	6,219,407	7,545,372
Non-current liabilities
Asset retirement obligations	2,780,237	2,748,449
Deferred income taxes	10,617,394	9,905,440
Total non-current liabilities	13,397,631	12,653,889
Total liabilities	19,617,038	20,199,261
Commitments and contingencies (Note 10)
Shareholders' equity
Preferred shares, no par value, unlimited shares authorized, none issued or outstanding	—	—
Common shares, no par value, unlimited shares authorized and 23,117,144 issued and outstanding at December 31, 2022 and 24,202,218 issued and 23,668,203 shares outstanding at December 31, 2021	123,904,965	131,815,739
Treasury shares, at cost, 0 at December 31, 2022 and 534,015 at December 31, 2021	—	(2,423,007)
Additional paid-in capital	9,856,229	8,835,203
Accumulated deficit	(39,290,540)	(68,783,207)
Accumulated other comprehensive income	9,774,551	9,818,605
Total shareholders' equity	104,245,205	79,263,333
Total liabilities and shareholders' equity	$123,862,243	$99,462,594

The accompanying notes are an integral part of these consolidated financial statements

EPSILON ENERGY LTD.

Consolidated Statements of Operations and Comprehensive Income

	Year ended December 31,
	2022	2021
Revenues from contracts with customers:
Gas, oil, NGL, and condensate revenue	$61,877,197	$34,538,167
Gas gathering and compression revenue	8,085,512	7,865,825
Total revenue	69,962,709	42,403,992

Operating costs and expenses:
Lease operating expenses	7,128,631	6,303,055
Gathering system operating expenses	2,287,763	2,321,329
Development geological and geophysical expenses	9,545	40,299
Depletion, depreciation, amortization, and accretion	6,438,511	6,627,016
Impairment expense	—	153,058
Gain on sale of oil and gas properties	(221,642)	(484,902)
General and administrative expenses:
Stock based compensation expense	1,021,026	956,084
Other general and administrative expenses	6,325,412	5,875,732
Total operating costs and expenses	22,989,246	21,791,671
Operating income	46,973,463	20,612,321

Other income (expense):
Interest income	452,877	38,865
Interest expense	(50,782)	(101,382)
Gain (loss) on derivative contracts	236,077	(4,482,909)
Other income (expense)	(99,469)	1,130
Other income (expense), net	538,703	(4,544,296)

Net income before income tax expense	47,512,166	16,068,025
Income tax expense	12,157,487	4,440,508
NET INCOME	$35,354,679	$11,627,517
Currency translation adjustments	(44,054)	(2,042)
NET COMPREHENSIVE INCOME	$35,310,625	$11,625,475

Net income per share, basic	$1.52	$0.49
Net income per share, diluted	$1.51	$0.49
Weighted average number of shares outstanding, basic	23,319,633	23,705,193
Weighted average number of shares outstanding, diluted	23,406,189	23,857,102

The accompanying notes are an integral part of these consolidated financial statements

EPSILON ENERGY LTD.

Consolidated Statements of Changes in Shareholders’ Equity

						Accumulated
						Other		Total
	Common Shares Issued		Treasury Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	paid-in Capital	Income	Deficit	Equity
Balance at December 31, 2020	23,985,799	$131,730,401	—	$—	$7,879,119	$9,820,647	$(80,410,724)	$69,019,443
Net income	—	—	—	—	—	—	11,627,517	11,627,517
Stock-based compensation expenses	—	—	—	—	956,084	—	—	956,084
Buyback of common shares	—	—	(534,015)	(2,423,007)	—	—	—	(2,423,007)
Exercise of stock options	16,250	85,338	—	—	—	—	—	85,338
Vesting of shares of restricted stock	200,169	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	(2,042)	—	(2,042)
Balance at December 31, 2021	24,202,218	$131,815,739	(534,015)	$(2,423,007)	$8,835,203	$9,818,605	$(68,783,207)	$79,263,333
Net income	—	—	—	—	—	—	35,354,679	35,354,679
Dividends	—	—	—	—	—	—	(5,862,012)	(5,862,012)
Stock-based compensation expenses	—	—	—	—	1,021,026	—	—	1,021,026
Buyback of common shares	—	—	(982,500)	(6,234,879)	—	—	—	(6,234,879)
Retirement of treasury shares	(1,516,515)	(8,657,886)	1,516,515	8,657,886	—	—	—	—
Exercise of stock options	138,750	747,112	—	—	—	—	—	747,112
Vesting of shares of restricted stock	292,691	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	(44,054)	—	(44,054)
Balance at December 31, 2022	23,117,144	$123,904,965	—	$—	$9,856,229	$9,774,551	$(39,290,540)	$104,245,205

The accompanying notes are an integral part of these consolidated financial statements

EPSILON ENERGY LTD.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2022	2021
Cash flows from operating activities:
Net income	$35,354,679	$11,627,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	6,438,511	6,627,016
Impairment expense	—	153,058
Loss (gain) on derivative contracts	(236,077)	4,482,909
Gain on sale of oil and gas properties	(221,642)	(484,902)
Settlement (paid) received on derivative contracts	(1,225,837)	(4,243,085)
Settlement of asset retirement obligation	(118,260)	—
Stock-based compensation expense	1,021,026	956,084
Deferred income tax expense (benefit)	711,954	(197,412)
Changes in assets and liabilities:
Accounts receivable	(2,604,455)	(679,643)
Other current assets	(58,368)	20,000
Accounts payable, royalties payable and other accrued liabilities	1,182,348	646,410
Income taxes payable	(2,238,519)	1,098,425
Net cash provided by operating activities	38,005,360	20,006,377
Cash flows from investing activities:
Additions to unproved oil and gas properties	(310,211)	(148,862)
Additions to proved oil and gas properties	(7,562,502)	(4,435,945)
Additions to gathering system properties	(184,032)	(297,841)
Additions to land, buildings and property and equipment	(13,258)	(5,745)
Proceeds from sale of oil and gas properties	200,000	450,000
Prepaid drilling costs	—	379
Net cash used in investing activities	(7,870,003)	(4,438,014)
Cash flows from financing activities:
Buyback of common shares	(6,234,879)	(2,423,007)
Exercise of stock options	747,112	85,338
Dividends	(5,862,012)	—
Net cash used in financing activities	(11,349,779)	(2,337,669)
Effect of currency rates on cash, cash equivalents and restricted cash	(44,054)	(2,042)
Increase in cash, cash equivalents and restricted cash	18,741,524	13,228,652
Cash, cash equivalents and restricted cash, beginning of period	27,065,423	13,836,771
Cash, cash equivalents and restricted cash, end of period	$45,806,947	$27,065,423

Supplemental cash flow disclosures:
Income taxes paid	$13,669,000	$3,444,025
Interest paid	$68,328	$95,942

Non-cash investing activities:
Change in unproved properties accrued in accounts payable and accrued liabilities	$—	$(65,000)
Change in proved properties accrued in accounts payable and accrued liabilities	$(1,100,041)	$(1,097,257)
Change in gathering system accrued in accounts payable and accrued liabilities	$(20,118)	$(25,399)
Asset retirement obligation asset additions and adjustments	$12,053	$33,234

The accompanying notes are an integral part of these consolidated financial statements

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2022 and 2021

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

2. Basis of Preparation

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Epsilon Energy USA, Inc. and its wholly owned subsidiaries, Epsilon Midstream, LLC, Epsilon Operating, LLC, Dewey Energy GP, LLC, Dewey Energy Holdings, LLC and Altolisa Holdings, LLC. With regard to the gathering system, in which Epsilon owns an undivided interest in the asset, proportionate consolidation accounting is used. All inter-company transactions have been eliminated.

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

Reclassification

The consolidated financial statements for the prior periods include certain reclassifications that were made to conform to the current period presentation. Such reclassifications have no impact on previously reported consolidated financial position, results of operations or cash flows.

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2022 and 2021

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts in the Consolidated Statements of Cash Flows as of December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Cash and cash equivalents	$45,236,584	$26,497,305
Restricted cash included in other assets	570,363	568,118
Cash, cash equivalents and restricted cash in the statement of cash flows	$45,806,947	$27,065,423

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

Our allowance for doubtful accounts was nil as of December 31, 2022 and 2021.

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

For the years ended December 31, 2022 and 2021

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

When circumstances indicate that proved (developed and undeveloped) oil and natural gas properties may be impaired, Epsilon compares expected undiscounted future cash flows at a depreciation, depletion and amortization group level to the carrying value of the asset. If the expected undiscounted future cash flows, based on Epsilon’s estimate of future crude oil and natural gas prices, operating costs, anticipated production from proved reserves and other relevant data, are lower than the carrying value of the asset, the capitalized cost is reduced to fair value. Fair value is generally calculated using the Income Approach which considers estimated discounted future cash flows.

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

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2022 and 2021

Natural Gas Revenues

The Company’s natural gas purchase contracts are generally structured such that Epsilon commits and dedicates for sale its proportionate share of natural gas production per day to a purchaser. Natural gas is sold at a percentage of index prices of each component, less any stated deductions. Control transfers at the delivery point specified in the contract, which typically is stated as the inlet of the third-party sales transportation pipeline. The Company recognizes revenue proportionate to its entitled share of volumes sold. Currently, the vast majority of Epsilon’s natural gas production comes from the Marcellus Field in Northeastern Pennsylvania.

Epsilon uses a third-party service for its natural gas marketing. In this capacity, the third-party is responsible for carrying out marketing activities such as submission of nominations, receipt of payments, submission of invoices and negotiation of contracts. Commissions payable to the third-party broker for these services are treated as lease operating expenses in the financial statements.

Gas Gathering System Revenue

The Company has a 35% ownership interest in the Auburn Gas Gathering System (“Auburn GGS”). This system aggregates the natural gas from the various pads in the field and transports the natural gas to the inlet of the Auburn compression facility where it is dehydrated, compressed and injected into Tennessee Gas Pipeline. The gathering and compression services operate under fee-based contracts. The producers in the area served by the gathering system pay fees to the system owners based on the services provided to them in getting their share of the gas production to the third-party sales transmission point. Revenue is recognized over time as the services are provided.

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

Our financial instruments that are accounted for at fair value consist of commodity derivatives.

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2022 and 2021

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

Cash, cash equivalents, and restricted cash are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. These financial instruments are therefore designated as Level 1 within the valuation hierarchy.

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

For the years ended December 31, 2022 and 2021

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

At December 31, 2022 and 2021, the cash and cash equivalents were primarily concentrated in one financial institution the U.S. We currently have $7.2 million in excess of the federally insured limits. The Company periodically assesses the financial condition of these institutions and believe that any possible credit risk is minimal.

For the years ended December 31, 2022 and 2021, the Company had three customers that accounted for 95.7% and 85.9%, respectively, of the total trade accounts receivable.

Geographic Locations of Operations

Approximately 91% and 93% of our production during fiscal 2022 and 2021, respectively was derived from natural gas production and gathering system revenues in the state of Pennsylvania. As a result of this geographic concentration, we may be disproportionately exposed to the effect of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, weather events or interruption of the processing or transportation of crude oil or natural gas.

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

For the years ended December 31, 2022 and 2021

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

The Company has issued time-based restricted stock and performance share units (“PSU”) to employees and directors of the Company. The fair value of the time-based restricted stock is determined using the fair value of the Company’s common shares on the date of grant. The fair value of the PSUs is determined by the performance requirements. Based on the performance requirements, either the fair value of the Company’s common shares on the date of grant, or a Monte Carlo valuation is used to determine fair value of the shares at the date of the grant. These awards vest ratably over a three-year period. Compensation expense and a corresponding increase to additional paid in capital are recorded over the vesting period.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which significantly changed accounting for leases by requiring that lessees recognize a right of use asset and a related lease liability representing the obligation to make lease payments, for all lease transactions with terms greater than one year. Additional disclosures about an entity’s lease transactions are also required. ASU 2016-02 defines a lease as “a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration.” The Company adopted ASU 2016-02 for the year beginning in January 2022. We have chosen the transition using the comparative report at adoption method of applying the provisions of the new standard at the beginning of the period of adoption instead of the earliest comparative period presented in the consolidated financial statements. There was no material effect from the adoption.

The Company leases office space to be used for general, administrative, and executive offices with terms typically ranging from five to seven years, subject to certain renewal options as applicable. The Company considers renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of lease liabilities and right-of-use assets. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Interest expense for finance leases is incurred based on the carrying value of the lease liability. Leases with an initial term of 12 months or less are not recorded on the Company’s Consolidated Balance Sheets and lease agreements with lease and non-lease components are generally accounted for as a single lease component.

The Company determines whether a contract is, or contains, a lease at inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company must discount lease payments based on an estimate of its incremental borrowing rate based on prevailing financial market conditions at the later of date of adoption or lease commencement, credit analysis of comparable companies and management judgments to determine the present values of its lease payments. (see Note 10).

Joint Interests

The majority of the Company’s oil and natural gas exploration, development and production activities, and the gathering system, are conducted jointly with others and, accordingly, these financial statements reflect only the Company’s proportionate interest in such jointly controlled assets.

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2022 and 2021

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

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes. The Company adopted ASU 2019-12 for the year beginning in January 2021. There was no immediate impact from the adoption.

In June 2016 the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, and must be applied retrospectively. Early adoption is permitted. Epsilon is currently assessing the expected impact and will adopt ASU 2016-13 as of January 1, 2023. We do not expect a material effect from the adoption of this ASU.

4. Property and Equipment

The following table summarizes the Company’s property and equipment at December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	$148,326,265	$138,032,413
Unproved properties	18,169,157	21,700,926
Accumulated depletion, depreciation, amortization and impairment	(107,729,293)	(102,480,972)
Total oil and gas properties, net	58,766,129	57,252,367
Gathering system	42,639,001	42,475,086
Accumulated depletion, depreciation, amortization and impairment	(34,500,740)	(33,443,949)
Total gathering system, net	8,138,261	9,031,137
Land	637,764	637,764
Buildings and other property and equipment, net	286,035	309,102
Total property and equipment, net	$67,828,189	$67,230,370

Property Sale

In April 2022, the Company completed a well bore only sale and conveyance and partial release of oil and gas leases in Oklahoma for $200,000.  In December 2021, the Company completed the sale of its shallow rights leases and wells in Oklahoma for $450,000.

Property Impairment

Epsilon performs a quantitative impairment test whenever events or changes in circumstances indicate that an asset group's carrying amount may not be recoverable. When indicators of impairment are present, the Company first

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2022 and 2021

compares expected future undiscounted cash flows by asset group to their respective carrying values. If the carrying amount exceeds the estimated undiscounted future cash flows, a reduction of the carrying amount to the estimated fair values is required. This is determined based on discounted cash flow techniques using significant assumptions including production volumes, future commodity prices, and a market-specific weighted average cost of capital which are affected by expectations about future market and economic conditions. Additionally, GAAP requires that if an exploratory well is determined not to have found proved reserves, the costs incurred, net of any salvage value, are charged to expense. For unproved properties, such as leasehold, expected current and future market prices for similar assets are considered relative to carrying values in evaluating impairment.

No impairment was recorded for the year ended December 31, 2022. For the year ended December 31, 2021, the Company recognized dry hole costs of $0.15 million.

5. Revolving Line of Credit

The Company has a senior secured credit facility which includes a total commitment of up to $100 million. The effective borrowing base is $30 million, which is subject to semi-annual redetermination. There are currently no borrowings under the facility. If we decide to access the facility, depending on the level of borrowing, we might need to increase our hedging activity. Borrowings from the Facility may be used for the acquisition and development of oil and gas properties, investments in cash flow generating assets complimentary to the production of oil and gas, and for letters of credit and other general corporate purposes. Upon each advance, interest is charged at the highest of a) the Prime Rate, or b) the sum of the Federal Funds Rate plus 0.5%, plus an applicable margin (0.25%-1.25%, based on percentage utilization on the facility).

The facility matures on March 1, 2024.

Effective April 6, 2021, the agreement was amended to extend the maturity date to March 1, 2024. In addition, the agreement was amended to include a Benchmark Replacement definition and transition plan to be used at such time when the LIBOR rate is discontinued.

On February 10, 2023, Epsilon Energy USA entered into the Ninth Amendment of the Credit Agreement. The borrowing base was increased to $30 million. LIBOR was removed as a reference option in the calculation of interest. Hedging requirements were amended to be between 0%-62.5% of the 24-month projected production volumes, based on percentage utilization on the facility. Also, cash distributions to the parent company (Epsilon Energy Ltd.) were allowed if the facility is < 80% utilized and the leverage ratio (total debt / income adjusted for interest, taxes and non-cash amounts) is less than 2.

The bank has a first priority security interest in the tangible and intangible assets of Epsilon Energy USA, Inc. to secure any outstanding amounts under the agreement. Under the terms of the agreement, the Company must maintain the following covenants:

●	Interest coverage ratio greater than 3 (income adjusted for interest, taxes and non-cash amounts / cash interest expense)
●	Current ratio greater than 1 (current assets / current liabilities)
●	Leverage ratio less than 3.5 (total debt / income adjusted for interest, taxes and non-cash amounts)

We were in compliance with the financial covenants of the agreement as of December 31, 2022.

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2022 and 2021

6. Shareholders’ Equity

(a)	Authorized shares

The Company is authorized to issue an unlimited number of common shares with no par value and an unlimited number of Preferred Shares with no par value.

(b)	Purchases of Equity Shares

Commencing on March 8, 2022, we implemented a plan to repurchase our issued and outstanding common shares and to return capital to our shareholders. We used cash on hand to fund these repurchases. During the year ended December 31, 2022, we repurchased 982,500 common shares of the maximum of 1,183,410 authorized for repurchase and spent $6,234,879 under the plan. The repurchased stock had an average price of $6.32 per share (excluding commissions) and was subsequently retired during the year ended December 31, 2022.

In 2023, we repurchased 190,700 common shares at an average price of $5.82 per share (excluding commissions) before the plan terminated on March 7, 2023.

Commencing on January 1, 2021, we implemented a plan to repurchase our issued and outstanding common shares. The plan terminated on December 31, 2021. We used cash on hand to fund these repurchases. During the year ended December 31, 2021, we repurchased 534,015 common shares of the maximum of 1,193,000 authorized for repurchase and spent $2,423,007 under the plan. The repurchased stock had an average price of $4.51 per share (excluding commissions) and was subsequently retired during the year ended December 31, 2022.

On March 9, 2023, the Board of Directors authorized a new share repurchase program of up to 2,292,644 common shares, representing 10% of the outstanding common shares of Epsilon, for an aggregate purchase price of not more than US $15.0 million. The program is pursuant to a normal course issuer bid and will be conducted in accordance with Rule 10b-18 under the Exchange Act. The program will commence on March 27, 2023 and end on March 26, 2024, unless the maximum amount of common shares is purchased before then or Epsilon provides earlier notice of termination.

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

The 2020 Plan provides for incentive compensation in the form of stock options, stock appreciation rights, restricted stock and stock units, performance shares and units, other stock-based awards and cash-based awards. Under the 2020 Plan, Epsilon is authorized to issue up to 2,000,000 common shares.

Restricted Stock Awards

For the year ended December 31, 2022, 289,231 common shares of Restricted Stock with a weighted average market price at grant date of $6.28 were awarded to the Company’s officers, employees, and board of directors. For the year ended December 31, 2021, 48,000 common shares of Restricted Stock with a weighted average market price at grant date of $5.04 were awarded to the Company’s board of directors. These shares vest over a three or four-year period, with an equal number of shares being issued per period on the anniversary of the award resolution. The vesting of the shares is contingent on the individuals’ continued employment or service. The Company determined the fair value of the granted Restricted Stock-based on the market price of the common shares of the Company on the date of grant.

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2022 and 2021

The following table summarizes restricted stock for the years ended December 31, 2022 and 2021:

	Year ended		Year ended
	December 31, 2022		December 31, 2021
	Number of	Weighted	Number of	Weighted
	Restricted	Average	Restricted	Average
	Shares	Remaining Life	Shares	Remaining Life
	Outstanding	(years)	Outstanding	(years)
Balance non-vested Restricted Stock at beginning of period	166,002	1.38	290,070	1.60
Granted	289,231	1.86	48,000	1.67
Vested	(157,023)	—	(137,668)	—
Forfeited	—	—	(34,400)	—
Balance non-vested Restricted Stock at end of period	298,210	1.74	166,002	1.38

Stock compensation expense for the granted Restricted Stock is recognized over the vesting period. Stock compensation expense recognized during the year ended December 31, 2022 was $776,939 (for the year ended December 31, 2021, $554,249).

At December 31, 2022, the Company had unrecognized stock-based compensation related to these shares of $1,668,564 to be recognized over a weighted average period of 1.55 years.

Performance Share Unit Awards (“PSU”)

The Company grants PSUs, which are paid in stock to certain key employees. The PSUs will vest on the last day of the performance period. The number of PSUs that will ultimately vest is based on two performance targets as follows:

●	The targets for the PSUs are based on (i) the relative total stockholder return (“TSR”) percentile ranking and (ii) the relative cash flow per debt adjusted share – growth (“CFDAS Growth”) percentile ranking of the Company, each as compared to the Company’s peer group as specified in the award agreement during the applicable one-year performance period ending on December 31.
●	Cash Flow per Debt Adjusted Share (“CFDAS”) is defined as EBITDA (earnings before interest, taxes, depreciation and amortization) divided by the sum of the 1) the total debt plus the value of preferred stock minus cash and the amount of dividends paid for the year divided by the share price at the end of the year; and 2) the actual share count at year end.
●	The vesting of each PSU Award will be based 50% on TSR performance and 50% based on CFDAS Growth performance.
●	The recipient of the award must be employed with the Company at the time of vesting.

The number of shares ultimately issued under these awards can range from zero to 200% of target award amounts at the discretion of the Compensation Committee of the Board of Directors. During the year ended December 31, 2022, a total of 31,667 common shares were vested and issued.

The following table summarizes PSUs for the years ended December 31, 2022 and 2021:

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2022 and 2021

	Year ended		Year ended
	December 31, 2022		December 31, 2021
	Number of	Weighted	Number of	Weighted
	Performance	Average	Performance	Average
	Shares	Remaining Life	Shares	Remaining Life
	Outstanding	(years)	Outstanding	(years)
Balance non-vested PSUs at beginning of period	151,500	3.84	193,167	1.60
Granted	—	—	20,834	5.04
Vested	(135,667)	—	(62,501)	—
Balance non-vested PSUs at end of period	15,833	1.00	151,500	3.84

Stock compensation expense for the granted PSUs is recognized over the vesting period. Stock compensation expense recognized during the year ended December 31, 2022 related to PSUs was $244,087 (for the year ended December 31, 2021, $401,835).

At December 31, 2022, the Company had unrecognized stock-based compensation related to these shares of $63,328 to be recognized over a weighted average period of 0.63 years (at December 31, 2021: $310,790 over 1.01 years).

Stock Options

As of December 31, 2022, the Company had outstanding stock options covering 70,000 common shares at an overall average exercise price of $5.03 per common share to directors, officers, and employees of the Company and its subsidiaries. These 70,000 options have a weighted average expected remaining term of approximately 1.05 years.

The following table summarizes stock option activity for the years ended December 31, 2022 and 2021:

	Year ended		Year ended
	December 31, 2022		December 31, 2021
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
Exercise price in US$	Outstanding	Price	Outstanding	Price (1)
Balance at beginning of period	218,750	$5.28	245,000	$5.27
Exercised	(138,750)	$5.38	(16,250)	$5.25
Expired/Forfeited	(10,000)	$5.51	(10,000)	$5.50
Balance at period-end	70,000	$5.03	218,750	$5.28

Exercisable at period-end	70,000	$5.03	218,750	$5.28

At December 31, 2022, the Company had unrecognized stock-based compensation related to these options of nil (for the year ended December 31, 2021: nil). The aggregate intrinsic value at December 31, 2022 was $112,000 (at December 31, 2021: nil).

During the years ended December 31, 2022 and 2021, the Company awarded no stock options.

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2022 and 2021

The following table summarizes information for stock options outstanding at December 31, 2022:

				Weighted
			Option	Average
	Number of	Number of	Pricing	Remaining
	Options	Options	Model	Contractual Life
Exercise Price	Outstanding	Exercisable	Valuations	(in years)
As of December 31, 2022
$5.03	70,000	70,000	$165,185	1.05
Total	70,000	70,000	$165,185	1.05

The value of the options was recorded as stock-based compensation expense, with an offsetting amount to additional paid-in capital based on the vesting terms. Stock-based compensation for the options, for the years ended December 31, 2022 was nil (for the year ended December 31, 2021: nil).

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

The following table details revenue for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Operating revenue
Natural gas	$56,948,734	$31,708,185
Natural gas liquids	1,733,130	1,053,486
Oil and condensate	3,195,333	1,776,496
Gathering and compression fees	8,085,512	7,865,825
Total operating revenue	$69,962,709	$42,403,992

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

Settlement statements for product sales, and the related cash consideration, are generally received from the purchaser within 30 days. As a result, the Company must estimate the amount of production delivered to the customer and the consideration that will ultimately be received for sale of the natural gas, oil, NGLs, or condensate. Estimated revenue due to the Company is recorded within the receivables line item on the accompanying consolidated balance sheets until payment is received.

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2022 and 2021

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

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts on a case-by-case basis once there is evidence that collection is not probable. At December 31, 2022, there were no accounts for which collection was not probable.

The following table details accounts receivable as of December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Accounts receivable
Natural gas and oil sales	$5,696,419	$2,996,344
Joint interest billing	20,454	60,134
Gathering and compression fees	1,483,956	1,539,976
Other	557	477
Total accounts receivable	$7,201,386	$4,596,931

8. Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes certain transactions that have generally been reported in the consolidated statements of changes in shareholders’ equity. The activity in Accumulated Other Comprehensive Income during the years ended December 31, 2022 and 2021 consisted of the following:

	Year Ended December 31,
	2022	2021
Balance at beginning of period	$9,818,605	$9,820,647
Translation (loss) gain	(44,054)	(2,042)
Balance at end of period	$9,774,551	$9,818,605

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2022 and 2021

9. Income Taxes

Net income (loss) before income taxes is as follows for the periods indicated:

	Year ended December 31,
	2022	2021
Foreign	$(700,255)	$(571,646)
U.S.	48,212,421	16,639,671
	$47,512,166	$16,068,025

We file a federal income tax return in the United States, Canada, and various state and local jurisdictions.

We believe that we have appropriate support for the income tax positions taken and to be taken on the Company's tax returns and that the accruals for tax liabilities are adequate for all open years based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company's tax returns are open to audit under the statute of limitations for the years ending December 31, 2018 through December 31, 2022.

The following tables present the Company’s current and deferred tax expense (benefit) for the periods indicated:

	Year ended December 31,
	2022	2021
Current:
Federal	$7,788,302	$3,152,866
State	3,657,231	1,485,054
Total current income tax expense	11,445,533	4,637,920
Deferred:
Federal	1,587,935	84,631
State	(875,981)	(282,043)
Total deferred tax expense	711,954	(197,412)
Income tax expense	$12,157,487	$4,440,508

The following table presents the reconciliation of our income taxes calculated at the statutory federal tax rate to the income tax provision in our financial statements. Our effective tax rate for 2022 differs from the statutory rate primarily due to states taxes and the recognition of a valuation allowance on our Canadian and Oklahoma state deferred tax assets. Our effective tax rate for 2021 differs from the statutory rate primarily due to states taxes and the recognition of a valuation allowance on our Canadian and Oklahoma state deferred tax assets.

	Year Ended		Year Ended
	December 31,	Effective	December 31,	Effective
	2022	Tax Rate	2021	Tax Rate
Income tax provision computed at the statutory federal tax rate	$9,977,555	21.00%	$3,377,625	21.00%
Difference in Canadian and U.S. tax rate	(14,005)	(0.03)%	(11,433)	(0.07)%
Adjustment of Canadian deferred tax balances	39,839	0.08%	762,000	4.74%
Valuation allowance on Canadian loss	121,220	0.26%	(688,388)	(4.28)%
Return to provision adjustment	(4,538)	(0.01)%	57,875	0.36%
State taxes	2,304,218	4.85%	1,057,924	6.58%
State valuation allowance	(107,030)	(0.23)%	(107,545)	(0.67)%
Miscellaneous other items	(159,772)	(0.34)%	(7,550)	(0.05)%
Income tax expense	$12,157,487	25.58%	$4,440,508	27.61%

Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2022 and 2021

Net deferred tax liabilities consisted of the following at December 31, 2022 and 2021:

	As of December 31,
	2022	2021
Deferred tax assets:
State net operating loss carryforwards	$313,018	$244,582
Canadian net operating loss carryforwards	11,113,319	11,669,601
ARO	702,522	796,339
Unrealized derivatives/other	92,785	255,852
Gross deferred tax assets	12,221,644	12,966,374
Valuation allowance	(11,158,602)	(11,821,914)
Total deferred tax assets	1,063,042	1,144,460
Deferred tax liabilities:
Oil and gas property	(9,336,638)	(8,558,064)
Partnership	(2,034,995)	(2,491,836)
Unrealized derivatives/other	(308,803)	—
Gross deferred tax liabilities	(11,680,436)	(11,049,900)
Net deferred tax liability	$(10,617,394)	$(9,905,440)

As of December 31, 2022, we have no U.S. federal net operating loss carry-forwards and approximately $9.9 million of state net operating loss carry-forwards, of which $0.3 million expires in 2037 and the remaining can be carried forward indefinitely. These loss carryforwards may reduce future taxable income, however, the extent of which may be limited due to any Internal Revenue Code Section 382 limitation. A state valuation allowance of $0.05 million is applicable to the net state deferred tax assets attributable to Oklahoma because of objective negative evidence on the cumulative loss incurred in the state over the three-year period ended December 31, 2022. As of December 31, 2022, we have $40.6 million of Canadian net operating loss carry-forwards.  A separate valuation allowance of $11.1 million attributable to Canadian net operating losses and other tax carryovers is recorded because it is more likely than not to be utilized.

On August 16, 2022, legislation commonly known as the Inflation Reduction Act was signed into law. Among other things, the Inflation Reduction Act includes a 1% excise tax on corporate stock repurchases applicable to repurchases after December 31, 2022, and also a new minimum tax based on book income. While we do not currently expect the Inflation Reduction Act to have a material impact on our effective tax rate in 2022, our analysis of the impact of the Inflation Reduction Act on us is ongoing, and it is possible that the Inflation Reduction Act (or implementing regulations and other guidance, which have not yet been issued) could adversely impact our current and deferred federal tax liability in future periods.

The Company does not have any material uncertain tax positions. The Company recognizes interest expense and penalties related to the uncertain tax position in the income tax expense line in the accompanying consolidated statements of operations and comprehensive loss.  Accrued interest and penalties are included in other non-current liabilities in the consolidated balance sheets and were $0 as of December 31, 2022 and 2021.

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2022 and 2021

10. Commitments and Contingencies

Leases

As a result of the adoption of Leases (Topic 842), the Company recognized an operating lease as of December 31, 2022 summarized in the following table (in thousands):

Amount
Asset
Operating lease right-of-use assets	$31,383
Total operating lease right-of-use assets	$31,383

Liabilities
Operating lease liabilities	$35,299
Total operating lease liabilities	$35,299

Operating lease costs	$32,097

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$106,798

Weighted average remaining lease term - operating lease	0.33
Weighted average discount rate (annualized) - operating lease	8.09%

Rent expense for operating leases for the year ended December 31, 2021 was $0.18 million as presented in other general and administrative expenses in the consolidated statements of operations and comprehensive income.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liability as of December 31, 2022:

Amounts due in the year ended December 31,	Operating Leases
2023	$36,013
Total minimum lease payments	36,013
Less: effect of discounting	714
Present value of future minimum lease payments	35,299
Less: current obligations under leases	35,299
Long-term lease obligations	$—

The Company’s future minimum lease commitments as of December 31, 2021 are summarized in the following table:

Year ended
December 31,	Payments
2022	$106,797
2023	36,013
$142,810

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2022 and 2021

The expiration date of the current lease is April 2023 and the Company has chosen not to extend that lease. As of December 31, 2022, the Company entered into a new office lease that commenced on March 1, 2023. The lease is for 70 months with future lease payments estimated to be approximately $0.85 million. There are no other pending leases, and no lease arrangements in which the Company is the lessor.

Other commitments

The Company also enters into commitments for capital expenditures in advance of the expenditures being made. As of December 31, 2022, we had commitments of $0.8 million for capital expenditures.

Litigation

On March 10, 2021, Epsilon filed a complaint against Chesapeake Appalachia, LLC (“Chesapeake”) in the United States District Court for the Middle District of Pennsylvania, Scranton, Pennsylvania (“Middle District”). Epsilon claims that Chesapeake has breached a settlement agreement and several operating agreements (“JOAs”) to which Epsilon and Chesapeake are parties. Epsilon asserts that Chesapeake has failed to cooperate with Epsilon’s efforts to develop resources in the Auburn Development, located in Northeast Pennsylvania, as required under both the settlement agreement and JOAs.

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

Epsilon filed a notice of appeal on February 15, 2022 challenging both the motion to dismiss and motion for reconsideration decisions.  Chesapeake filed a cross-appeal on March 1, 2022.  A briefing schedule was set and briefing closed October 14, 2022.  Oral argument was held in January 2023.  A decision on the appeal is not expected until mid-2023.

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

The net income used in the calculation of basic and diluted net income per share are as follows:

	Year ended December 31,
	2022	2021
Net income available to shareholders	$35,354,679	$11,627,517

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2022 and 2021

In calculating the net income per share, basic and diluted, the following weighted-average shares were used:

	Year ended December 31,
	2022	2021
Basic weighted-average number of shares outstanding	23,319,633	23,705,193
Dilutive stock options	15,831	—
Unvested time-based restricted shares	—	82,958
Unvested performance-based restricted shares	70,725	68,951
Diluted weighted average shares outstanding	23,406,189	23,857,102

We excluded the following shares from the diluted EPS because their inclusion would have been anti-dilutive.

	Year ended December 31,
	2022	2021
Anti-dilutive options	54,169	218,750
Anti-dilutive unvested time-based restricted shares	273,448	83,044
Anti-dilutive unvested performance-based restricted shares	28,519	82,549
Total Anti-dilutive shares	356,136	384,343

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

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2022 and 2021

Segment activity as of, and for the years ended December 31, 2022 and 2021 is as follows:

	Upstream	Gas Gathering	Corporate	Elimination	Consolidated
As of and for the year ended December 31, 2022
Operating revenue
Natural gas	$56,948,734	$—	$—	$—	$56,948,734
Natural gas liquids	1,733,130	—	—	—	1,733,130
Oil and condensate	3,195,333	—	—	—	3,195,333
Gathering and compression fees	—	9,609,172	—	(1,523,660)	8,085,512
Total operating revenue (1)	61,877,197	9,609,172	—	(1,523,660)	69,962,709

Operating costs
Operating costs	15,079,783	2,287,763	706,849	(1,523,660)	16,550,735
Depletion, depreciation, amortization and accretion	5,375,225	1,063,286	—	—	6,438,511
Operating income	41,422,189	6,258,123	(706,849)	—	46,973,463

Other income (expense)
Interest income	447,128	—	5,749	—	452,877
Interest expense	(50,782)	—	—	—	(50,782)
Gain (loss) on derivative contracts	236,077	—	—	—	236,077
Other (expense) income	(100,315)	—	846	—	(99,469)
Other income (expense), net	532,108	—	6,595	—	538,703
Net income before income tax expense	$41,954,297	6,258,123	(700,254)	—	47,512,166

Segment assets	$112,450,893	10,603,000	808,350	—	123,862,243
Capital expenditures (2)	6,785,930	163,914	—	—	6,949,844
Proved properties	40,596,972	—	—	—	40,596,972
Unproved properties	18,169,157	—	—	—	18,169,157
Gathering system	—	8,138,261	—	—	8,138,261
Operating lease right-of-use asset	31,383	—	—	—	31,383
Other property and equipment	923,799	—	—	—	923,799

As of and for the year ended December 31, 2021
Operating revenue
Natural gas	$31,708,185	—	—	—	31,708,185
Natural gas liquids	1,053,486	—	—	—	1,053,486
Oil and condensate	1,776,496	—	—	—	1,776,496
Gathering and compression fees	—	9,460,508	—	(1,594,683)	7,865,825
Total operating revenue (1)	34,538,167	9,460,508	—	(1,594,683)	42,403,992

Operating costs
Operating costs	13,867,817	2,321,329	570,192	(1,594,683)	15,164,655
Depletion, depreciation, amortization and accretion	5,278,617	1,348,399	—	—	6,627,016
Operating income	15,391,733	5,790,780	(570,192)	—	20,612,321

Other income (expense)
Interest income	38,865	—	—	—	38,865
Interest expense	(101,382)	—	—	—	(101,382)
Gain (loss) on derivative contracts	(4,482,909)	—	—	—	(4,482,909)
Other (expense) income	2,585	—	(1,455)	—	1,130
Other income (expense), net	(4,542,841)	—	(1,455)	—	(4,544,296)
Net income before income tax expense	$10,848,892	5,790,780	(571,647)	—	16,068,025

Segment assets	$85,828,508	13,506,775	127,311	—	99,462,594
Capital expenditures (2)	4,638,448	272,442	—	—	4,910,890
Proved properties	35,551,441	—	—	—	35,551,441
Unproved properties	21,700,926	—	—	—	21,700,926
Gathering system	—	9,031,137	—	—	9,031,137
Other property and equipment	946,866	—	—	—	946,866
(1)	Segment operating revenue represents revenues generated from the operations of the segment. Inter-segment sales during the years ended December 31, 2022 and 2021 have been eliminated upon consolidation. For the year ended December 31, 2022, we sold natural gas to 26 unique customers. Direct Energy Business Marketing, LLC and EQT Energy, LLC each accounted for 10% or more of our total revenue. For the year

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2022 and 2021

ended December 31, 2021, we sold natural gas to 30 unique customers. Direct Energy Business Marketing, LLC and SWN Energy Services Company, LLC each accounted for 10% or more of our total revenue.
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

Epsilon has historically elected not to designate any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for these financial commodity derivative contracts using the mark-to-market accounting method. Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as gain (loss) on derivative contracts on the consolidated statements of operations and comprehensive income. The related cash flow impact is reflected in cash flows from operating activities. During 2022, Epsilon recognized gains on financial commodity derivative contracts of $236,077. This amount included settlements of these contracts of $1,225,837. For 2021, Epsilon recognized losses on financial commodity derivative contracts of $4,482,909. This amount included settlements of these contracts of $4,243,085.

Commodity Derivative Contracts

At December 31, 2022, the Company had outstanding NYMEX HH swaps totaling 1.07 Bcf and Tennessee Z4 basis swaps totaling 1.07 Bcf outstanding. At December 31, 2021, Epsilon had two natural gas commodity two-way costless collar contracts totaling 0.59 Bcf outstanding.

	Fair Value of Derivative Assets
	December 31,	December 31,
	2022	2021
Current
NYMEX Henry Hub swap	$1,219,865	$—
Tennessee Z4 basis swap	181,775	—
Two-way costless collar	—	13,312
	$1,401,640	$13,312

Epsilon Energy Ltd.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2022 and 2021

	Fair Value of Derivative Liabilities
	December 31,	December 31,
	2022	2021
Current
Tennessee Z4 basis swap	$(179,550)	$—
Two-way costless collar	—	(253,136)
	$(179,550)	$(253,136)

Net Fair Value of Derivatives	$1,222,090	$(239,824)

The following table presents the changes in the fair value of Epsilon’s commodity derivatives for the periods indicated:

	Year ended December 31,
	2022	2021
Fair value of asset (liability), beginning of the period	$(239,824)	$—
Gains (losses) on derivative contracts included in earnings	236,077	(4,482,909)
Settlement of commodity derivative contracts	1,225,837	4,243,085
Fair value of asset (liability), end of the period	$1,222,090	$(239,824)

14. Asset Retirement Obligations

Asset retirement obligations are estimated by management based on Epsilon’s net ownership interest in all wells and the gathering system, estimated costs to reclaim and abandon such assets and the estimated timing of the costs to be incurred in future periods, and the forecast risk free cost of capital. Epsilon has estimated the net present value of its total asset retirement obligations to be $2.8 million as of December 31, 2022 ($2.8 million at December 31, 2021) based on a total net future undiscounted liability of approximately $7.4 million ($7.4 million at December 31, 2021). Each year we review, and to the extent necessary, revise our asset retirement obligations estimates.

The following table presents the activity in Epsilon’s asset retirement obligations for the periods indicated:

	Year Ended	Year ended
	December 31,	December 31,
	2022	2021
Balance beginning of period	$2,833,656	$3,150,243
Liabilities acquired	12,053	7,009
Liabilities disposed of	(25,835)	(381,346)
Wells plugged and abandoned	(118,260)	(31,945)
Change in estimates	—	(8,299)
Accretion	78,623	97,994
Balance end of period	$2,780,237	$2,833,656

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

Proved undeveloped reserves (PUDs) are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. PUDs can be recorded in respect of a particular undrilled location only if the location is scheduled, under the then-current drilling and development plan, to be drilled within five years from the date that the PUDs are to be recorded, unless specific factors (such as those described in interpretative guidance issued by the Staff of the SEC) justify a longer timeframe. Likewise, absent any such specific factors, PUDs associated with a particular undeveloped drilling location shall be removed from the estimates of proved reserves if the location is scheduled, under the then-current drilling and development plan, to be drilled on a date that is beyond five years from the date that the PUDs were recorded. Epsilon has formulated development plans for all drilling locations associated with its PUDs at December 31, 2022. Under these plans, each PUD location will be drilled within five years from the date it was recorded.

Estimates for PUDs are not attributed to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

The following tables set forth Epsilon’s net proved reserves at December 31, 2022 and 2021 and changes for each of the two years in the year ended December 31, 2022. Net proved reserves at December 31 are estimated by the Company’s independent petroleum engineers, DeGolyer and MacNaughton.

EPSILON ENERGY LTD.

Supplemental Information to Consolidated Financial Statements

(Unaudited)

NET PROVED RESERVE SUMMARY

	Pennsylvania	Oklahoma
	Natural	Natural
All reserves located in United States	Gas	Gas	NGL	Oil	Total
	(MMcf)	(MMcf)	(MBbl)	(MBbl)	(MMcfe)
Net proved developed reserves at December 31, 2020	63,469	320	-	19	63,903
Revisions of previous estimates (1)(2)	15,950	903	186	(10)	17,909
Divestitures	-	(60)	-	(1)	(66)
Transfers from proved undeveloped	513	1,364	-	83	2,375
Production	(9,830)	(403)	(29)	(25)	(10,557)
Net proved developed reserves at December 31, 2021	70,102	2,124	157	66	73,564
Revisions of previous estimates (3)(4)	10,837	(665)	(65)	12	9,856
Divestitures	-	-	-	-	-
Transfers from proved undeveloped	4,389	1,682	150	61	7,334
Production	(9,026)	(477)	(44)	(32)	(9,959)
Net proved developed reserves at December 31, 2022	76,302	2,664	198	107	80,795

Net proved undeveloped reserves at December 31, 2020	15,915	8,954	299	353	28,781
Revisions of previous estimates (5)(6)	11,532	(1,099)	281	(67)	11,717
Extensions and discoveries (7)(8)	4,388	930	83	36	6,032
Transfers from proved undeveloped	(513)	(1,364)	-	(83)	(2,375)
Net proved undeveloped reserves at December 31, 2021	31,322	7,421	663	239	44,155
Revisions of previous estimates (9)(10)	(18,738)	(2,860)	(220)	(74)	(23,362)
Extensions and discoveries	-	-	-	-	-
Transfers from proved undeveloped	(4,389)	(1,682)	(150)	(61)	(7,334)
Net proved undeveloped reserves at December 31, 2022	8,195	2,879	293	104	13,459

Net proved reserves at December 31, 2020	79,384	9,274	299	372	92,684
Revisions of previous estimates	27,482	(196)	467	(77)	29,626
Extensions and discoveries	4,388	930	83	36	6,032
Divestitures	-	(60)	-	(1)	(66)
Production	(9,830)	(403)	(29)	(25)	(10,557)
Net proved reserves at December 31, 2021	101,424	9,545	820	305	117,719
Revisions of previous estimates	(7,901)	(3,525)	(285)	(62)	(13,506)
Extensions and discoveries	-	-	-	-	-
Divestitures	-	-	-	-	-
Production	(9,026)	(477)	(44)	(32)	(9,959)
Net proved reserves at December 31, 2022	84,497	5,543	491	211	94,254

Proved developed reserves:
At December 31, 2020	63,469	320	-	19	63,903
At December 31, 2021	70,102	2,124	157	66	73,564
At December 31, 2022	76,302	2,664	198	107	80,795

Proved undeveloped reserves:
At December 31, 2020	15,915	8,954	299	353	28,781
At December 31, 2021	31,322	7,421	663	239	44,155
At December 31, 2022	8,195	2,879	293	104	13,459

(1)	Revisions of previous estimates for Pennsylvania for 2021 include additions of 11,202 Mmcfe related to well performance and 4,748 Mmcfe related to commodity pricing.

EPSILON ENERGY LTD.

Supplemental Information to Consolidated Financial Statements

(Unaudited)

(2)	Revisions of previous estimates for Oklahoma for 2021 include additions of 2,160 Mmcfe related to well performance, 423 Mmcfe related to commodity pricing, and reduction of 624 Mmcfe related to property interest adjustments.
(3)	Revisions of previous estimates for Pennsylvania for 2022 include additions of 6,261 Mmcfe related to well performance and 4,576 Mmcfe related to commodity pricing.
(4)	Revisions of previous estimates for Oklahoma for 2022 include additions of 267 Mmcfe related to commodity pricing, 253 Mmcfe related to changes in previously adopted development plans, and reduction of 1,505 Mmcfe related to well performance.
(5)	Revisions of previous estimates for Pennsylvania for 2021 include additions of 11,572 Mmcfe related to changes to the previously adopted development plan, 566 Mmcfe related to commodity pricing, and reductions of 606 Mmcfe related to well performance.
(6)	Revisions of previous estimates for Oklahoma for 2021 include additions of 246 Mmcfe related to commodity pricing, 205 Mmcfe related to well performance, 107 Mmcfe related to property interest adjustments, and reduction of 373 Mmcfe from changes to the previously adopted development plan.
(7)	Extensions and discoveries for Pennsylvania for 2021 include additions of 4,388 Mmcfe related to the proposal and development by the operator of a well that was not previously included in the development schedule.
(8)	Extension and discoveries for Oklahoma for 2021 include additions of 865 Mmcfe related to recent offset development, and 779 Mmcfe related to exercising the Company’s option to participate in two new wells that were not previously included in the development schedule.
(9)	Revisions of previous estimates for Pennsylvania for 2022 include reductions of 18,898 Mmcfe related to changes to the previously adopted development plan, reductions of 25 Mmcfe related to well performance, and additions of 185 Mmcfe related to commodity pricing.
(10)	Revisions of previous estimates for Oklahoma for 2022 include additions of 41 Mmcfe related to commodity pricing, reductions of 58 Mmcfe related to well performance, and reduction of 4,607 Mmcfe from changes to the previously adopted development plan.

Capitalized Costs Relating to Natural gas and oil Producing Activities

The following table sets forth the capitalized costs relating to Epsilon’s crude oil and natural gas production and gathering activities at December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021
Proved properties	$148,326,265	$138,032,413
Unproved properties	18,169,157	21,700,926
Gathering system properties	42,639,001	42,475,086
Total Oil & Gas Properties	209,134,423	202,208,425
Accumulated depreciation, depletion, amortization and impairment	(142,230,033)	(135,924,921)
Net capitalized costs	$66,904,390	$66,283,504

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

EPSILON ENERGY LTD.

Supplemental Information to Consolidated Financial Statements

(Unaudited)

undeveloped properties. Development costs are incurred to obtain access to proved reserves, including the cost of drilling, as well as the costs to develop the gathering system.

	Year ended December 31,
	2022	2021
Oil and Natural Gas Activities:
Unproved acquisition costs	$310,211	$148,863
Development costs	6,426,037	3,751,827
Total costs incurred for oil and natural gas activities	6,736,248	3,900,690
Gathering System development costs	163,915	272,442
Total costs incurred	$6,900,163	$4,173,132

Results of Operations for Natural Gas and Oil Producing Activities

The following table sets forth results of operations for natural gas and oil producing activities for the years ended December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021
Oil and gas producing activities:
Gas sales	$56,948,734	$31,708,185
Oil and other liquid sales	4,928,463	2,829,982
Total revenues	61,877,197	34,538,167
Lease operating costs	(7,128,631)	(7,897,738)
Depreciation, depletion, amortization, accretion and impairment	(5,375,225)	(5,431,675)
Total costs	(12,503,856)	(13,329,413)
Results of operations from oil and gas producing activities	$49,373,341	$21,208,754

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Natural gas and oil Reserves

The following information has been developed utilizing procedures prescribed by the Extractive Industries—Natural Oil and Gas Topic 932 of the ASC and based on natural gas reserves and production volumes estimated by our independent petroleum consultants, DeGolyer and MacNaughton. The commodity prices estimated below were based on a 12-month average of first-day-of-the-month commodity prices for the years 2022 and 2021. The following information may be useful for certain comparative purposes, but should not be solely relied upon in evaluating Epsilon or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of Epsilon.

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

EPSILON ENERGY LTD.

Supplemental Information to Consolidated Financial Statements

(Unaudited)

The following table sets forth the standardized measure of discounted future net cash flows from projected production of Epsilon’s gas reserves as of December 31, 2022 and 2021.

	Year ended December 31,
	2022	2021
Future cash inflows	$529,886,325	$353,162,054
Future production costs	(119,404,233)	(104,161,488)
Future development costs(1)	(21,171,395)	(36,751,965)
Future income taxes(2)	(97,165,344)	(60,131,474)
10% annual discount for estimated timing of cash flows	(146,368,246)	(74,408,997)
Standardized measure of discounted future net cash flows	$145,777,107	$77,708,130
(1)	Costs associated with the abandonment of proved properties are included in future development costs.
(2)	Future income taxes for 2022 and 2021 were estimated using a combined federal and state statutory tax rate of approximately 26%.

Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table sets forth the changes in the standardized measure of discounted future net cash flows for the years ended December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021
Beginning balance	$77,708,130	$16,015,868
Revenue less production and other costs	(53,224,969)	(26,680,071)
Changes in price, net of production costs	147,777,736	70,063,892
Development costs incurred	10,396,380	4,581,988
Net changes in future development costs	5,054,884	(8,732,332)
Extensions and discoveries, less related costs	—	3,705,395
Revisions of previous quantity estimates	(31,515,746)	40,997,786
Accretion of discount	9,790,852	2,218,430
Net change in income taxes	(17,827,596)	(25,325,983)
Purchases of reserves in place	—	446,240
Timing differences and other technical revisions	(2,382,564)	416,917
Ending balance	$145,777,107	$77,708,130

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.     CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the design and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Epsilon as such term is defined in the Exchange Act. Our internal control structure is designed to provide reasonable assurance that assets are safeguarded and that transactions are properly executed and recorded. The internal control structure includes, among other things, established policies and procedures, the selection and training of qualified personnel as well as management oversight.

With the participation of our management, we performed an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework)”. Based upon our evaluation under the 2013 Framework, we have concluded that as of December 31, 2022 our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by Epsilon’s independent registered public accounting firm pursuant to rules of the SEC that permit Epsilon to provide only management's report in this Annual Report. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The names, ages, business experience (for at least the past five years) and positions of our directors and executive officers as of December 31, 2022, are set out below. Our Board of Directors consisted of seven members at such date. All directors serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified. The Board of Directors appoints the executive officers annually.

Directors and Executive Officers	Age	Position with us
Jason Stabell	48	Chief Executive Officer and Director
Andrew Williamson	34	Chief Financial Officer
Henry N. Clanton	60	Chief Operating Officer
John Lovoi	62	Chairman of the Board and Director
Jacob Roorda	65	Director
Tracy Stephens	62	Director
Stephen Finlayson	68	Director
Jason Stankowski	52	Director
David Winn	60	Director

Biographies of Corporate Directors and Executive Officers.

Jason Stabell. Mr. Stabell has served as chief executive officer and a director for Epsilon Energy Ltd. since July 2022. He has worked in the energy industry since 1998 with a focus on upstream E&P. Most recently he served as President and CEO of Merlon International, LLC, a privately held company with assets in the Western Desert of Egypt and US Gulf Coast which was sold in 2019 to a publicly listed UK company where he served as an advisor until 2021. Previously, he served as CFO and ultimately President of privately held Merlon Petroleum Company, which had assets in the US Gulf Coast and Egypt and was sold in 2006. He has a BA in Economics from Williams College. We believe that Mr. Stabell is qualified to serve a s a member of our board of directors as a result of his experience in the natural gas and oil industry.

Andrew Williamson. Mr. Williamson has served as our chief financial officer since July 2022. He has spent his entire career in the energy business. From 2012 to early 2019, he served as Corporate Development Manager then Vice President Finance (CFO) of Merlon International, LLC. More recently, he served as the Corporate Strategy Manager for Petrosantander Inc. Mr. Williamson started his career in management consulting advising energy clients on transaction due diligence, growth strategy, and cost reduction. He has a BBA in Finance and a BA in Political Science from Southern Methodist University.

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

Jacob Roorda. Mr. Roorda has been a director of the Company since March 2016. He has also been a member of our Audit Committee since March 2016, and the chair of our Conflicts Committee since February 2018. Mr. Roorda has been a director of Lucero Energy Corp., a Bakken focused oil and natural gas producer, since 2012 and currently serves on the Reserves Committee of Lucero Energy Corp. Mr. Roorda was the President and CEO of Lucero Energy Corp. until February 2022.  He was the Chief Executive Officer of Todd Energy Canada Ltd. from January 2015 to November 2016.

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

The Board held nineteen meetings during 2022 and seven meetings during 2021. All Board meetings were conducted with open and candid discussions. As such, the independent directors did not hold any separate meetings, other than Audit and Compensation, Nominating and Corporate Governance Committee meetings that excluded directors who were not independent. The chairman of the Board is not an independent director. The independent members of the Board have the ability to meet on their own and are authorized to retain independent financial, legal and other experts as required whenever, in their opinion, matters come before the Board that require an independent analysis by the independent members of the Board. The Board intends to hold at least four regular meetings each year, as well as additional meetings as required. The Board has not established any required attendance levels for the Board and committee meetings. In setting the regular meeting schedule, care is taken to ensure that meeting dates are set to accommodate directors’ schedules so as to encourage full attendance.

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

Compensation, Nominating and Corporate Governance Committee. The Compensation, Nominating and Corporate Governance Committee is currently comprised of Tracy Stephens (Chairman), John Lovoi, and Stephen Finlayson. Mr. Stephens and Mr. Finlayson are independent directors. Mr. Lovoi is not an independent director.

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

Conflicts Committee. The Conflicts Committee currently consists of Jacob Roorda (Chairman), Tracy Stephens and Stephen Finlayson. All members are independent directors.

The Conflicts Committee has the power to advise the Board with respect to any matters or issues of concern to the Conflicts Committee in connection with any corporate opportunity and the interests of a related or conflicted party that the Conflicts Committee considers necessary or advisable.

Communications to the Board

Shareholders may communicate directly with our Board of Directors or any director by writing to the board or a director in care of the corporate secretary at Epsilon Energy Ltd., 500 Dallas Street, Suite 1250, Houston, Texas 77002, or by faxing their written communication to AeRayna Flores at (281) 668-0985. Shareholders may also communicate to the Board of Directors or any director by calling Ms. Flores at (281) 670-0002. Ms. Flores will review any communication before forwarding it to the board or director, as the case may be.

Employment Agreements

All named executive officers have executed employment contracts with us.

The Board appointed Jason Stabell to serve as CEO of the Company and as a member of the Board beginning on July 1, 2022 (the (“Stabell Effective Date”). In connection with Mr. Stabell’s appointment, the Company entered into an Executive Employment Agreement with Mr. Stabell (the “Stabell Employment Agreement”), effective July 1, 2022. Pursuant to the Stabell Employment Agreement, the Company and Mr. Stabell have agreed that Mr. Stabell will serve as CEO on an “at-will” basis for an annual base salary of $300,000. In addition to his base salary, Mr. Stabell will be eligible to receive an annual incentive bonus targeted at $200,000 for achieving performance goals established by the Compensation Committee of the Board in its sole discretion for the then current calendar year. Additionally, Mr. Stabell will be eligible for equity awards in the form of Restricted Stock Units (“RSUs”) with a grant date value of $600,000. The RSUs shall vest over a four-year period beginning on the Stabell Effective Date as follows: twenty-five percent (25%) of the RSUs on the first anniversary of the Stabell Effective Date, and an additional 6.25% of the RSUs vesting on the first day of each subsequent quarter, with full vesting on July 1, 2026, provided that Mr. Stabell is employed by the Company on each such vesting date. All outstanding RSUs shall vest at target upon a “Change in Control,” as defined in the Equity Plan, provided Mr. Stabell then remains employed by the Company. Mr. Stabell will be entitled to participate in all applicable Company benefit plans, programs, or arrangements that the Company may offer to its executives generally, from time to time, and as may be amended from time to time. Participation will be subject to the terms of the applicable plan documents and generally applicable Company policies, as may be in effect from time to time, and any other restrictions or limitations imposed by law. If Mr. Stabell is terminated by the Company without cause or resigns for Good Reason (as defined in the Stabell Employment Agreement), he will be entitled to a severance payment equal to twenty-four (24) months’ salary and the pro-rated target bonus for the year in which the termination takes place.

Mr. Henry Clanton’s employment contract calls for a base pay of $250,000 per year.

The Board appointed Andrew Williamson to serve as CFO of the Company beginning on July 1, 2022 (the “Williamson Effective Date”). In connection with Mr. Williamson’s appointment, the Company entered into an Executive Employment Agreement with Mr. Williamson (the “Williamson Employment Agreement”), effective July 1, 2022. Pursuant to the Williamson Employment Agreement, the Company and Mr. Williamson have agreed that Mr. Williamson will serve as CFO on an “at-will” basis for an annual base salary of $230,000. In addition to his base salary, Mr. Williamson will be eligible to receive an annual incentive bonus targeted at $150,000 for achieving performance goals established by the Compensation Committee of the Board in its sole discretion for the then current calendar year. Additionally, Mr. Williamson will be eligible for equity awards with a grant date value of $250,000. The RSUs shall vest over a four-year period beginning on the Williamson Effective Date as follows: twenty-five percent (25%) of the RSUs on the first anniversary of the Williamson Effective Date, and an additional 6.25% of the RSUs vesting on the first day of each subsequent quarter, with full vesting on July 1, 2026, provided that Mr. Williamson is employed by the Company on each such vesting date. All outstanding RSUs shall vest at target upon a “Change in Control,” as defined in the Equity Plan, provided Mr. Williamson then remains employed by the Company. Mr. Williamson will be entitled to participate in all applicable Company benefit plans, programs, or arrangements that the Company may offer to its executives generally, from time to time, and as may be amended from time to time. Participation will be subject to the terms of the applicable plan documents and generally applicable Company policies, as may be in effect from time to time, and any other restrictions or limitations imposed by law. If Mr. Williamson is terminated by the Company without cause or resigns for Good Reason (as defined in the Williamson Employment Agreement), he will be entitled to a severance payment equal to twenty-four (24) months’ salary and the pro-rated target bonus for the year in which the termination takes place.

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

The following table sets out information concerning the compensation paid to our principal executive officer and our two most highly compensated executive officers other than our principal executive officer, or our named executive officers for the two years ended December 31, 2022 and 2021. Compensation amounts in the following table are in U.S. dollars.

						Non-equity incentive
						plan compensation
						Annual	Long-term
Name and principal				Share-based	Option-based	Incentive	Incentive	Pension	Total
position	Year	Salary	Bonuses	Awards	Awards	Plans	Plans	Value	Compensation
Jason Stabell, CEO (1)	2022	$150,000	$100,000	$600,000	$—	$—	$—	$—	$850,000
Henry N. Clanton, COO (2)	2022	$262,500	$117,000	$173,187	$—	$—	$—	$—	$552,687
	2021	$250,000	$75,000	$—	$—	$—	$—	$—	$325,000
Andrew Williamson, CFO (3)	2022	$115,000	$75,000	$250,000	$—	$—	$—	$—	$440,000
(1)	Mr. Stabell was hired as our chief executive officer in July 2022 with an annual base salary of US$300,000.

2022—Share award of 97,560 common shares under the 2020 Plan valued at $6.15 per share, market price on the grant date, July 1, 2022. The RSU’s vest over a four-year period with 25% vesting on the first anniversary of Mr. Stabell’s effective date and an additional 6.25% vesting on the first day of each subsequent quarter, with full vesting on July 1, 2026 so long as Mr. Stabell is still employed.

(2)	Mr. Henry Clanton was hired as our chief operating officer in January 2018, His current base salary of US$262,500.

2022— Share award of 12,825 under the 2020 Plan valued at $6.33 per share, market price on the grant date, April 6, 2022, and a share award of 13,877 under the 2020 Plan valued at $6.63 per share, market price on the grant date, December 31, 2022, both of which vest evenly over a three year period, so long as Mr. Clanton is still employed.

(3)	Mr. Andrew Williamson was hired as our chief financial officer in July 2022 with a base salary of US$230,000.

2022— Share award of 40,650 common shares under the 2020 Plan valued at $6.15 per share, market price on the grant date, July 1, 2022. The RSU’s vest over a four-year period with 25% vesting on the first anniversary of Mr. Williamson’s effective date and an additional 6.25% vesting on the first day of each subsequent quarter, with full vesting on July 1, 2026 so long as Mr. Williamson is still employed.

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

The maximum number common shares that may be issued under the 2020 Plan is 2,000,000. As of December 31, 2022, 234,834 performance stock units (“PSUs”), and 449,131 time-based restricted shares were outstanding, leaving 1,316,035 shares available to be granted under the 2020 Plan.

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

If an award holder resigns from the Company or is terminated by the Company (with or without cause), unvested shares will immediately be forfeited.

At December 31, 2022, we were authorized to issue equity securities as follows:

	Number of Shares to be	Weighted Average
	Issued Upon Exercise or	Exercise or Vesting Price	Number of Shares Remaining
	Vesting of Outstanding	of Outstanding Options	Available for Future Issuance
Plan Category	Options or Shares	or Shares	Under Equity Compensation Plans
Equity share options under Amended and Restated 2017 Stock Option Plan	70,000	$5.03	—
Common shares under 2020 Equity Incentive Plan	314,043	$5.89	1,316,035

Incentive Plan Awards for Named Executive Officers

Outstanding Share-Based Awards and Option-Based Awards as of December 31, 2022 are as follows:

	Option-based Awards					Share-based Awards
						Market or	Market or
	Number of				Number of	Payout Value	Payout Value of
	Securities			Value of	Shares or Units	of Share-Based	Vested Share-
	Underlying	Option	Option	Unexercised	of Shares that	Awards that	Based awards
	Unexercised	Exercise	Expiration	In-the-Money	Have Not	Have Not	not Paid Out or
Name	Options	Price	Date	Options	Vested	Vested	Distributed
Jason Stabell	—	$		$—	97,560	$646,823	$—
Henry N. Clanton	30,000	$5.03	01/30/24	$48,000	23,334	$154,704	$—
Andrew Williamson	—	$		$—	40,650	$269,510	$—

Incentive Plan Awards—Value Vested or Earned for Named Executive Officers

The values of incentive plan awards that were vested or earned during the year ended December 31, 2022 are as follows:

				Non-Equity Incentive Plan
	Option-Based Awards—Value	Share-based awards—Value		Compensation—Value Earned
Name	Vested During the Year	Vested During the Year		During the Year
Henry N. Clanton	$—	$105,695	$	N/A

We have adopted the 2020 Plan as an incentive-based share award plan applicable to all named executive officers and employees.

Change of control is defined as any event whereby any person acquires at least 50% of The Company’s stock or if a group of shareholders causes at least 50% of the board members to change.

DIRECTOR COMPENSATION

The following table contains compensation earned in the year ended December 31, 2022 by our independent directors who are not named executive officers:

				Non-Equity
		Share-Based		Incentive Plan	Pension	All Other
Name	Fees Earned	Awards	Option‑Based	Compensation	Value	Compensation	Total
John Lovoi*	$—	$152,478	$—	$—	$—	$—	$152,478
Stephen Finlayson	$30,768	$41,778	$—	$—	$—	$—	$72,546
Jacob Roorda	$30,768	$41,778	$—	$—	$—	$—	$72,546
Tracy Stephens	$30,753	$41,778	$—	$—	$—	$—	$72,531
David Winn	$46,130	$41,778	$—	$—	$—	$—	$87,908
Jason Stankowski	$30,753	$41,778	$—	$—	$—	$—	$72,531

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

Incentive Plan Awards—Value Vested or Earned During the Year for Directors (Other Than Named Executive Officers)

Outstanding Share-Based Awards and Option-Based Awards as of December 31, 2022 are as follows:

	Option-based Awards				Share-based Awards
						Market or	Market or
	Number of				Number of	Payout Value	Payout Value of
	Securities			Value of	Shares or Units	of Share-Based	Vested Share-
	Underlying	Option	Option	Unexercised	of Shares that	Awards that	Based awards
	Unexercised	Exercise	Expiration	In-the-Money	Have Not	Have Not	not Paid Out or
Name	Options	Price	Date	Options	Vested	Vested	Distributed
John Lovoi	—	$—		$—	31,401	$208,189	$65,416
Stephen Finlayson	—	$—		$—	13,401	$88,849	$65,416
Jacob Roorda	12,500	$5.03	1/9/2024	$20,000	13,401	$88,849	$65,416
Tracy Stephens	—	$—		$—	13,401	$88,849	$65,416
David Winn	—	$—		$—	9,734	$64,536	$14,586
Jason Stankowski	—	$—		$—	9,734	$64,536	$14,586

The values of incentive plan awards that were vested or earned during the year ended December 31, 2022 are as follows:

				Non-Equity Incentive Plan
	Option-Based Awards—Value	Share-based awards—Value		Compensation—Value Earned
Name	Vested During the Year	Vested During the Year		During the Year
John Lovoi	$—	$83,094	$	N/A
Stephen Finlayson	$—	$83,094	$	N/A
Jacob Roorda	$—	$83,094	$	N/A
Tracy Stephens	$—	$83,094	$	N/A
David Winn	$—	$32,262	$	N/A
Jason Stankowski	$—	$32,262	$	N/A

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table set forth below is information with respect to beneficial ownership of common shares as of March 23, 2023, by our named executive officers, by each of our directors, by all our current executive officers and directors as a group, and by each person known to us who beneficially own 5% or more of the outstanding common shares. To our knowledge, each person named in the table has sole voting and investment power with respect to the common shares identified as beneficially owned.

Unless otherwise indicated, the address of each of the individuals named below is c/o Epsilon Energy Ltd., 500 Dallas, Suite 1250, Houston, Texas 77002.

	Number of	Percentage of
	Common	Common
Name of Beneficial Owner	Shares	Shares Owned
5% Stockholders
Palo Duro Energy Fund, LP (1)	2,046,035	8.85%
JVL Advisors, LLC (2)	1,759,588	7.61%
Solas Capital Management LLC (3)	3,608,467	15.61%
Named Executive Officers and Directors
Jason Stabell (4)	36,000	*
Henry Clanton (5)	80,942	*
John Lovoi (6)	1,800,287	7.79%
Stephen Finlayson (7)	24,199	*
Jacob Roorda (8)	113,599	*
Tracy Stephens (9)	45,099	*
David Winn (10)	12,366	*
Jason Stankowski (11)	314,726	*
All executive officers and directors as a group (8 persons) (12)	2,427,218	10.48%
*	Indicates beneficial ownership of less than 5% of outstanding shares.
(1)	The address of Palo Duro Energy Fund, LP, or Palo Duro is 311 S. Wacker Drive, Suite 1250, Chicago, Illinois 60606. Matthew Dougherty is the managing partner of Palo Duro and exercises the voting and dispositive power with respect to the common shares held by Palo Duro.
(2)	The address of JVL Advisors, LLC, or JVL, is 10000 Memorial Drive, Houston, Texas 77024. John Lovoi, the chairman of our board of directors, and the managing partner of JVL, exercises the voting and dispositive power with respect to the common shares held by JVL.
(3)	The address of Solas Capital Management, LLC is 405 Park Avenue, New York, NY 10022. Pursuant to a Schedule 13G filed with the SEC on February 14, 2020, Solas Capital Management, LLC (“Solas”) and Frederick Tucker Golden share voting and dispositive power with respect to these common shares. All of the securities reported are owned by advisory clients of Solas, none of which is a beneficial owner of more than 5% as of July 14, 2020.
(4)	Mr. Stabell is our chief executive officer and a member of our board of directors.

(5)	Includes 30,000 shares issuable upon the exercise (at exercise price of $5.03) of options exercisable within 60 days of March 25, 2021 (not yet expired). Mr. Clanton is our chief operating officer.
(6)	Includes the shares held by JVL. Mr. Lovoi is the chairman of our board of directors.
(7)	Mr. Finlayson is a member of our board of directors.
(8)	Mr. Roorda is a member of our board of directors. Includes 25,000 shares held by Mr. Roorda’s spouse, and 12.500 shares issuable upon the exercise (at exercise price of $5.03) of options exercisable within 60 days of March 25, 2021 (not yet expired).
(9)	Mr. Stephens is a member of our board of directors.
(10)	Mr. Winn is a member of our board of directors.
(11)	Mr. Stankowski is a member of our board of directors and a partner and portfolio manager for Clayton Partners, LLC.
(12)	Includes 42,500 shares issuable upon the exercise (at exercise price of $5.03) of options exercisable within 60 days of March 25, 2021 (not yet expired).

Changes in Control. We do not know of any arrangement, the operation of which may at a subsequent date result in a change in control of us.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Since the beginning of fiscal 2022, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds $120,000 and in which any of our directors, executive officers, holders of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, except for the compensation and other arrangements described in “Executive Compensation” and “Director Compensation” elsewhere in this document and the transactions described below.

Independence of the Board of Directors

The Board is currently composed of seven directors who provide us with a wide diversity of business experience.

Our Board has determined that Messrs. Jacob Roorda, Tracy Stephens, Stephen Finlayson, Jason Stankowski and David Winn are independent in accordance with the listing requirements of the NASDAQ Global Market, representing over 50% of the Board. Our Board conducted its independence analysis for each of its current members other than John Lovoi and Michael Raleigh, considering all relevant facts and circumstances, including the director’s other commercial, accounting, legal, banking, consulting, charitable and familial relationships. Pursuant to its review, the Board determined that with respect to each of its current members other than John Lovoi and Michael Raleigh, there are no disqualifying factors with respect to director independence enumerated in the listing standards of NASDAQ or any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that each such member is an “independent director” as defined in the listing standards of NASDAQ.

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

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table summarizes fees billed to us for fiscal 2022 and for fiscal 2021 by our principal auditors, BDO USA, LLP:

	December 31,	December 31,
	2022	2021
Audit Fees:
Audit of financial statements	$395,634	$407,588
Total Audit Fees	$395,634	$407,588

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)1.	Financial Statements:
Report of Independent Registered Public Accounting Firm (PCAOB ID 243)
Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021.
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2022 and December 31, 2021.
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2022 and December 31, 2021.
Consolidated Statements of Cash Flows for the years ended December 31, 2022 and December 31, 2021.
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

10.2	First Amendment to Credit Agreement, effective as of December 10, 2015 (incorporated by reference to Exhibit 10.2 of Form 10, File No. 001-38770, filed on December 21, 2018)

10.3	Second Amendment to Credit Agreement, effective as of October 11, 2016 (incorporated by reference to Exhibit 10.3 of Form 10, File No. 001-38770, filed on December 21, 2018)

10.4	Third Amendment to Credit Agreement, effective as of February 21, 2019 (incorporated by reference to Exhibit 10.4 of Form 10, File No. 001-38770, filed on December 21, 2018)

10.5	Fourth Amendment to Credit Agreement, effective as of August 4, 2019 (incorporated by reference to Exhibit 10.5 of Form 10, File No. 001-38770, filed on December 21, 2018)

10.6	Fifth Amendment to Credit Agreement, effective as of January 7, 2019 (incorporated by reference to Exhibit 10.6 of Form 10-K, File No. 001-38770, filed on March 29, 2019)

10.7*	Sixth Amendment to Credit Agreement, effective as of January 7, 2019

10.8* 10.9* 10.10*

Seventh Amendment to Credit Agreement, effective as of January 7, 2019

Eighth Amendment to Credit Agreement, effective as of January 7, 2019

Ninth Amendment to Credit Agreement, effective as of January 7, 2019

10.11+	Henry Clanton Offer Letter (incorporated by reference to Exhibit 10.7 of Form 10, File No. 001-38770, filed on December 21, 2018)

10.12

Anchor Shipper Gas Gathering Agreement, effective January 1, 2012, by and between Appalachia Midstream Services, L.L.C. and Epsilon Energy USA, Inc., as shipper and producer (incorporated by reference to Exhibit 10.8 of Form 10, File No. 001-38770, filed on December 21, 2018)

10.13+	Amended and Restated 2017 Stock Option Plan (incorporated by reference to Exhibit 10.9 of Form 10, File No. 001-38770, filed on December 21, 2018)

10.14+	Share Compensation Plan (incorporated by reference to Exhibit 10.10 of Form 10, File No. 001-38770, filed on December 21, 2018)

10.15

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

10.16+ 10.17+

Jason Stabell Executive Employment Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 001-38770, filed on June 24, 2022)

Andrew Williamson Executive Employment Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 001-38770, filed on June 24, 2022)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 23, 2023.

Epsilon Energy Ltd.

By: /s/ J. Andrew Williamson
J. Andrew Williamson
Chief Financial Officer
(duly authorized to sign on behalf of the registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Jason Stabell	Chief Executive Officer and Director	March 23, 2023
Michael Raleigh	(Principal Executive Officer)

/s/ J. Andrew Williamson	Chief Financial Officer	March 23, 2023
B. Lane Bond	(Principal Financial and Accounting Officer)

/s/ John Lovoi	Chairman of the Board	March 23, 2023
John Lovoi

/s/ Stephen Finlayson	Director	March 23, 2023
Stephen Finlayson

/s/ Jacob Roorda	Director	March 23, 2023
Jacob Roorda

/s/ Jason Stankowski	Director	March 23, 2023
Jason Stankowski

/s/ Tracy Stephens	Director	March 23, 2023
Tracy Stephens

/s/ David Winn	Director	March 23, 2023
David Winn