Form 10-Q
period 2023-03-31
Epsilon Energy Ltd.
filed 2023-05-11
CIK 1726126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☐ No ⌧

As of May 9, 2023, there were 22,926,444 Common Shares outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report constitute forward-looking statements. The use of any of the words ‘‘anticipate,’’ ‘‘continue,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘may,’’ ‘‘will,’’ ‘‘project,’’ ‘‘should,’’ ‘‘believe,’’ and similar expressions and statements relating to matters that are not historical facts constitute ‘‘forward looking information’’ within the meaning of applicable securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated. Such forward-looking statements are based on reasonable assumptions, but no assurance can be given that these expectations will prove to be correct and the forward-looking statements included in this report should not be unduly relied upon. These statements are made only as of the date of this report. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to natural gas and oil production rates, commodity prices for crude oil or natural gas, supply and demand for natural gas and oil; the estimated quantity of natural gas and oil reserves, including reserve life; future development and production costs, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2022, and those described from time to time in our future reports filed with the Securities and Exchange Commission. You should consider carefully the statements under Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2022. Our Annual Report on Form 10-K for the year ended December 31, 2022 is available on our website at www.epsilonenergyltd.com.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$19,110,225	$45,236,584
Accounts receivable	4,805,320	7,201,386
Short term investments	30,138,743	—
Fair value of derivatives	1,927,450	1,222,090
Prepaid income taxes	—	1,140,094
Other current assets	496,731	632,154
Operating lease right-of-use assets	—	31,383
Total current assets	56,478,469	55,463,691
Non-current assets
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	149,323,372	148,326,265
Unproved properties	18,275,226	18,169,157
Accumulated depletion, depreciation, amortization and impairment	(109,194,701)	(107,729,293)
Total oil and gas properties, net	58,403,897	58,766,129
Gathering system	42,660,626	42,639,001
Accumulated depletion, depreciation, amortization and impairment	(34,778,321)	(34,500,740)
Total gathering system, net	7,882,305	8,138,261
Land	637,764	637,764
Buildings and other property and equipment, net	318,805	286,035
Total property and equipment, net	67,242,771	67,828,189
Other assets:
Operating lease right-of-use assets, long term	532,013	—
Restricted cash	571,324	570,363
Total non-current assets	68,346,108	68,398,552
Total assets	$124,824,577	$123,862,243

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable trade	$1,900,847	$1,695,353
Gathering fees payable	867,533	935,012
Royalties payable	1,898,177	2,223,043
Income taxes payable	196,131	—
Accrued capital expenditures	348,135	41,694
Accrued compensation	233,172	598,351
Other accrued liabilities	257,788	690,655
Operating lease liabilities	2,756	35,299
Total current liabilities	5,704,539	6,219,407
Non-current liabilities
Asset retirement obligations	2,801,056	2,780,237
Deferred income taxes	10,605,286	10,617,394
Operating lease liabilities, long term	541,396	—
Total non-current liabilities	13,947,738	13,397,631
Total liabilities	19,652,277	19,617,038
Commitments and contingencies (Note 10)
Shareholders' equity
Preferred shares, no par value, unlimited shares authorized, none issued or outstanding	—	—
Common shares, no par value, unlimited shares authorized and 22,926,444 shares issued and 22,879,224 shares outstanding at March 31, 2023 and 23,117,144 issued and outstanding at December 31, 2022	122,789,659	123,904,965
Treasury shares, at cost, 47,220 at March 31, 2023 and 0 at December 31, 2022	(252,119)	—
Additional paid-in capital	10,035,977	9,856,229
Accumulated deficit	(37,173,168)	(39,290,540)
Accumulated other comprehensive income	9,771,951	9,774,551
Total shareholders' equity	105,172,300	104,245,205
Total liabilities and shareholders' equity	$124,824,577	$123,862,243

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

	Three months ended March 31,
	2023	2022
Revenues from contracts with customers:
Gas, oil, NGL, and condensate revenue	$6,969,581	$11,479,325
Gas gathering and compression revenue	2,386,695	2,120,773
Total revenue	9,356,276	13,600,098

Operating costs and expenses:
Lease operating expenses	1,404,279	1,405,490
Gathering system operating expenses	651,341	524,375
Development geological and geophysical expenses	—	2,386
Depletion, depreciation, amortization, and accretion	1,773,006	1,389,219
General and administrative expenses:
Stock based compensation expense	179,748	142,302
Other general and administrative expenses	2,023,773	1,171,132
Total operating costs and expenses	6,032,147	4,634,904
Operating income	3,324,129	8,965,194

Other income (expense):
Interest income	490,762	15,221
Interest expense	(28,437)	(15,319)
Gain (loss) on derivative contracts	1,068,660	(971,904)
Other income (expense)	1,635	(5,406)
Other income (expense), net	1,532,620	(977,408)

Net income before income tax expense	4,856,749	7,987,786
Income tax expense	1,326,922	2,181,898
NET INCOME	$3,529,827	$5,805,888
Currency translation adjustments	(2,600)	5,402
NET COMPREHENSIVE INCOME	$3,527,227	$5,811,290

Net income per share, basic	$0.15	$0.25
Net income per share, diluted	$0.15	$0.24
Weighted average number of shares outstanding, basic	22,990,893	23,677,842
Weighted average number of shares outstanding, diluted	23,027,684	23,862,428

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

						Accumulated
						Other		Total
	Common Shares Issued		Treasury Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	paid-in Capital	Income	Deficit	Equity
Balance at January 1, 2023	23,117,144	$123,904,965	—	$—	$9,856,229	$9,774,551	$(39,290,540)	$104,245,205
Net income	—	—	—	—	—	—	3,529,827	3,529,827
Dividends paid	—	—	—	—	—	—	(1,412,455)	(1,412,455)
Stock-based compensation expense	—	—	—	—	179,748	—	—	179,748
Buyback of common shares	—	—	(237,920)	(1,367,425)	—	—	—	(1,367,425)
Retirement of treasury shares	(190,700)	(1,115,306)	190,700	1,115,306	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(2,600)	—	(2,600)
Balance at March 31, 2023	22,926,444	$122,789,659	(47,220)	$(252,119)	$10,035,977	$9,771,951	$(37,173,168)	$105,172,300

						Accumulated
						Other		Total
	Common Shares Issued		Treasury Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	paid-in Capital	Income	Deficit	Equity
Balance at January 1, 2022	24,202,218	$131,815,739	(534,015)	$(2,423,007)	$8,835,203	$9,818,605	$(68,783,207)	$79,263,333
Net income	—	—	—	—	—	—	5,805,888	5,805,888
Dividends paid	—	—	—	—	—	—	(1,483,027)	(1,483,027)
Stock-based compensation expense	—	—	—	—	142,302	—	—	142,302
Exercise of stock options	38,750	209,312	—	—	—	—	—	209,312
Retirement of treasury shares	(534,015)	(2,423,007)	534,015	2,423,007	—	—	—	—
Other comprehensive income	—	—	—	—	—	5,402	—	5,402
Balance at March 31, 2022	23,706,953	$129,602,044	—	$—	$8,977,505	$9,824,007	$(64,460,346)	$83,943,210

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$3,529,827	$5,805,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	1,773,006	1,389,219
(Gain) loss on derivative contracts	(1,068,660)	971,904
Settlement received (paid) on derivative contracts	363,300	(1,211,728)
Settlement of asset retirement obligation	—	(73,998)
Stock-based compensation expense	179,748	142,302
Deferred income tax expense (benefit)	(12,108)	22,686
Changes in assets and liabilities:
Accounts receivable	2,396,066	(1,871,330)
Other assets and liabilities	143,646	104,177
Accounts payable, royalties payable and other accrued liabilities	(1,062,898)	267,058
Income taxes payable	1,336,225	2,157,292
Net cash provided by operating activities	7,578,152	7,703,470
Cash flows from investing activities:
Additions to unproved oil and gas properties	(106,069)	(92,600)
Additions to proved oil and gas properties	(621,132)	(2,771,925)
(Additions) disposals to gathering system properties	(12,423)	3,612
Additions to land, buildings and property and equipment	(42,703)	—
Purchases of short term investments	(30,138,743)	—
Net cash used in investing activities	(30,921,070)	(2,860,913)
Cash flows from financing activities:
Buyback of common shares	(1,367,425)	—
Exercise of stock options	—	209,312
Dividends paid	(1,412,455)	(1,483,027)
Net cash used in financing activities	(2,779,880)	(1,273,715)
Effect of currency rates on cash, cash equivalents, and restricted cash	(2,600)	5,402
(Decrease) increase in cash, cash equivalents, and restricted cash	(26,125,398)	3,574,244
Cash, cash equivalents, and restricted cash, beginning of period	45,806,947	27,065,423
Cash, cash equivalents, and restricted cash, end of period	$19,681,549	$30,639,667

Supplemental cash flow disclosures:
Interest paid	$17,216	$17,501

Non-cash investing activities:
Change in proved properties accrued in accounts payable and accrued liabilities	$375,242	$(253,632)
Change in gathering system accrued in accounts payable and accrued liabilities	$9,201	$19,005
Asset retirement obligation asset additions and adjustments	$736	$6,684

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

2. Basis of Preparation

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the appropriate rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. All adjustments which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods presented have been included. The interim financial information and notes hereto should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2022. The results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year.

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

In June 2016 the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance removes all recognition thresholds and requires companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the Company expects to collect over the instrument’s contractual life. Epsilon has adopted ASU 2016-13 as of January 1, 2023. There was no impact from the adoption of this ASU.

In 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which, for a limited period of time, adds ASC 848 to the Codification providing entities with certain practical expedients and exceptions from applying modification accounting if certain criteria are met. The amendments are designed to reduce operational challenges that entities will face in applying modification accounting to all contracts that will be revised due to reference rate reform. The guidance in ASC 848 was triggered by the pending discontinuation of certain benchmark reference rates and, in some cases, their replacement by new rates that are more observable or transaction-based and, therefore, less susceptible to manipulation, than certain interest-rate benchmark reference rates commonly used today, including the London Interbank Offered Rate (LIBOR). This process of reference rate reform will require entities to modify certain contracts by removing the discontinued rates and including new rates. Epsilon has adopted ASU 2020-04 as of January 1, 2023.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts in the Consolidated Statements of Cash Flows as of March 31, 2023 and December, 31 2022:

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$19,110,225	$45,236,584
Restricted cash included in other assets	571,324	570,363
Cash, cash equivalents, and restricted cash in the statement of cash flows	$19,681,549	$45,806,947

4. Short Term Investments

Short term investments are highly liquid investments with original maturities between three and twelve months. The Company’s short term investments consist of US Treasury Notes. These investments are classified as held-to-maturity and are carried at amortized cost with the intent to be held to maturity. Interest on these investments is presented as interest income in the Consolidated Statements of Operations and Comprehensive Income.

As of March 31, 2023, there was $30.1 million in short term investments, $29.9 million of adjusted cost basis and $0.2 million in unrecognized gains.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

5.  Property and Equipment

The following table summarizes the Company’s property and equipment as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	$149,323,372	$148,326,265
Unproved properties	18,275,226	18,169,157
Accumulated depletion, depreciation, amortization and impairment	(109,194,701)	(107,729,293)
Total oil and gas properties, net	58,403,897	58,766,129
Gathering system	42,660,626	42,639,001
Accumulated depletion, depreciation, amortization and impairment	(34,778,321)	(34,500,740)
Total gathering system, net	7,882,305	8,138,261
Land	637,764	637,764
Buildings and other property and equipment, net	318,805	286,035
Total property and equipment, net	$67,242,771	$67,828,189

Property Impairment

We perform a quantitative impairment test whenever events or changes in circumstances indicate that an asset group's carrying amount may not be recoverable, over proved properties using the published NYMEX forward prices, timing, methods and other assumptions consistent with historical periods. When indicators of impairment are present, GAAP requires that the Company first compare expected future undiscounted cash flows by asset group to their respective carrying values. If the carrying amount exceeds the estimated undiscounted future cash flows, a reduction of the carrying amount of the natural gas properties to their estimated fair values is required. Additionally, if an exploratory well is determined not to have found proved reserves, the costs incurred, net of any salvage value, should be charged to expense.

During the three months ended March 31, 2023 and 2022, no impairment was recorded.

6. Revolving Line of Credit

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

On February 10, 2023, Epsilon Energy USA entered into the Ninth Amendment of the Credit Agreement. The borrowing base was increased to $30 million. Per ASC 848, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, LIBOR was removed as a reference option in the calculation of interest. Hedging requirements were amended to be between 0%-62.5% of the 24-month projected production volumes, based on percentage utilization on the facility. Also, cash distributions to the parent company (Epsilon Energy Ltd.) were allowed if the facility is < 80% utilized and the leverage ratio (total debt / income adjusted for interest, taxes and non-cash amounts) is less than 2 to 1.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The bank has a first priority security interest in the tangible and intangible assets of Epsilon Energy USA, Inc. to secure any outstanding amounts under the agreement. Under the terms of the agreement, the Company must maintain the following covenants:

●	Interest coverage ratio greater than 3 to 1 (income adjusted for interest, taxes and non-cash amounts / cash interest expense)
●	Current ratio greater than 1 to 1 (current assets / current liabilities)
●	Leverage ratio less than 3.5 to 1 (total debt / income adjusted for interest, taxes and non-cash amounts)

We were in compliance with the financial covenants of the agreement as of March 31, 2023.

7. Shareholders’ Equity

(a)Authorized shares

The Company is authorized to issue an unlimited number of Common Shares with no par value and an unlimited number of Preferred Shares with no par value.

(b)Purchases of Equity Shares

Normal Course Issuer Bid

On March 9, 2023, the Board of Directors authorized a new share repurchase program of up to 2,292,644 common shares, representing 10% of the outstanding common shares of Epsilon, for an aggregate purchase price of not more than US $15.0 million. The program is pursuant to a normal course issuer bid and will be conducted in accordance with Rule 10b-18 under the Exchange Act. The program commenced on March 27, 2023 and will end on March 26, 2024, unless the maximum amount of common shares is purchased before then or Epsilon provides earlier notice of termination. During the three months ended March 31, 2023, we repurchased 47,220 common shares at an average price of $5.32 per share (excluding commissions).

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

Under the same plan, in 2023, we repurchased and retired 190,700 common shares at an average price of $5.82 per share (excluding commissions) before the plan terminated on March 7, 2023.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table contains activity relating to our acquisition of equity securities during the three months ended March 31, 2023:

			Maximum number
			of shares
	Total number	Average price	remaining to be
	of shares	paid per	purchased under
	purchased	share	the program
Beginning of normal-course issuer bid, March 8, 2022 (1)			1,183,410
January 2023	125,200	$5.96
February 2023	65,500	$5.63
Total as of March 7, 2023	190,700	$5.82	10,210

Beginning of normal-course issuer bid, March 27, 2023 (2)			2,292,644
March 2023	47,220	$5.32
Total as of March 31, 2023	47,220	$5.32	2,245,424
(1)	Epsilon repurchased these shares under its 2022-2023 share repurchase program that commenced on March 8, 2022 and terminated on March 7, 2023, as described above.
(2)	Epsilon repurchased these shares under its 2023-2024 share repurchase program that commenced on March 27, 2023, as described above.

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

Restricted Stock Awards

For the three months ended March 31, 2023, no shares of Restricted Stock were awarded to the Company’s board of directors and employees. For the year ended December 31, 2022, 289,231 common shares of Restricted Stock with a weighted average market price at the grant date of $6.28 were awarded to the Company’s officers, employees, and board of directors. These shares vest over a three or four-year period, with an equal number of shares being issued per period on the anniversary of the award resolution. The vesting of the shares is contingent on the individuals’ continued employment or service. The Company determined the fair value of the granted Restricted Stock-based on the market price of the common shares of the Company on the date of grant.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table summarizes Restricted Stock activity for the three months ended March 31, 2023, and the year ended December 31, 2022:

	Three months ended		Year ended
	March 31, 2023		December 31, 2022
	Number of	Weighted	Number of	Weighted
	Restricted	Average	Restricted	Average
	Shares	Remaining Life	Shares	Remaining Life
	Outstanding	(years)	Outstanding	(years)
Balance non-vested Restricted Stock at beginning of period	298,210	1.74	166,002	1.38
Granted	—	—	289,231	1.86
Vested	—	—	(157,023)	—
Balance non-vested Restricted Stock at end of period	298,210	1.49	298,210	1.74

Stock compensation expense for the granted Restricted Stock is recognized over the vesting period. Stock compensation expense recognized during the three months ended March 31, 2023 and 2022 was $165,064 and $95,112, respectively.

At March 31, 2023, the Company had unrecognized stock-based compensation related to these shares of $1,503,501 to be recognized over a weighted average period of 1.4 years (at December 31, 2022: $1,668,564 over 1.55 years).

Performance Share Unit Awards (“PSU”)

For the three months ended March 31, 2023, no PSUs vested and were issued. For the year ended December 31, 2022, a total of 135,667 common shares vested and were issued. The Company grants PSUs, which are paid in stock, to certain key employees. The PSUs will vest on the last day of the performance period. The number of PSUs that will ultimately vest is based on two performance targets as follows:

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

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table summarizes PSUs for the three months ended March 31, 2023 and the year ended December 31, 2022:

	Three months ended		Year ended
	March 31, 2023		December 31, 2022
	Number of	Weighted	Number of	Weighted
	Performance	Average	Performance	Average
	Shares	Remaining Life	Shares	Remaining Life
	Outstanding	(years)	Outstanding	(years)
Balance non-vested PSUs at beginning of period	15,833	1.00	151,500	3.84
Vested	—	—	(135,667)	—
Balance non-vested PSUs at end of period	15,833	0.75	15,833	1.00

Stock compensation expense for the granted PSUs is recognized over the vesting period. Stock compensation expense recognized during the three months ended March 31, 2023 and 2022 related to PSUs was $14,684 and $47,190, respectively.

At March 31, 2023, the Company had unrecognized stock-based compensation related to these shares of $44,053 to be recognized over a weighted average period of 0.50 years (at December 31, 2022: $63,328 over 0.63 years).

Stock Options

As of March 31, 2023, the Company had outstanding stock options covering 70,000 Common Shares at an overall average exercise price of $5.03 per Common Share to directors, officers, and employees of the Company and its subsidiaries. These 70,000 options have a weighted average expected remaining term of approximately 0.80 years.

The following table summarizes stock option activity for the three months ended March 31, 2023 and the year ended December 31, 2022:

	Three months ended		Year ended
	March 31, 2023		December 31, 2022
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
Exercise price in US$	Outstanding	Price	Outstanding	Price (1)
Balance at beginning of period	70,000	$5.03	218,750	$5.28
Exercised	—	$—	(138,750)	$5.38
Expired/Forfeited	—	$—	(10,000)	$5.51
Balance at period-end	70,000	$5.03	70,000	$5.03

Exercisable at period-end	70,000	$5.03	70,000	$5.03

At March 31, 2023, the Company had unrecognized stock-based compensation, related to these options, of nil (at December 31, 2022: nil). The aggregate intrinsic value at March 31, 2023 was $21,700 (at December 31, 2022: $112,000).

During the three months ended March 31, 2023 and the year ended December 31, 2022, the Company awarded no stock options.

(d) Dividends

On March 3, 2023, the Board declared quarterly dividends of $0.0625 per common share (annualized $0.25 per common share) totaling in aggregate an amount of approximately $1.41 million that was paid on March 31, 2023.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

8. Revenue Recognition

Revenues are comprised of sales of natural gas, oil and NGLs, along with the revenue generated from the Company’s ownership interest in the gas gathering system in the Auburn field in Northeastern Pennsylvania.

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

The following table details revenue for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Operating revenue
Natural gas	$6,256,178	$10,703,084
Natural gas liquids	196,295	314,428
Oil and condensate	517,108	461,813
Gathering and compression fees	2,386,695	2,120,773
Total operating revenue	$9,356,276	$13,600,098

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

The settlement statement from the operator of the Auburn GGS is received two months after gathering and compression has occurred. As a result, the Company must estimate the amount of production that was gathered and compressed within the system. Estimated revenue due to the Company is recorded within the receivables line item on the accompanying consolidated balance sheets until payment is received.

Allowance for Credit Losses

The Company records an allowance for credit losses on a case-by-case basis once there is evidence that collection is not probable. For the three months ended March 31, 2023, there were no accounts for which collection was not probable.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table details accounts receivable as of March 31, 2023 and December 31, 2022.

	March 31,	December 31,
	2023	2022
Accounts receivable
Natural gas and oil sales	$2,593,604	$5,696,419
Joint interest billing	17,476	20,454
Gathering and compression fees	1,765,871	1,483,956
Other	428,369	557
Total accounts receivable	$4,805,320	$7,201,386

9. Income Taxes

Income tax provisions for the three months ended March 31, 2023 and 2022 are as follows:

	Three months ended March 31,
	2023	2022
Current:
Federal	$960,508	$1,466,896
State	378,522	692,316
Total current income tax expense	1,339,030	2,159,212
Deferred:
Federal	(17,278)	22,015
State	5,170	671
Total deferred tax expense	(12,108)	22,686
Income tax expense	$1,326,922	$2,181,898

The Company files federal income tax returns in the United States and Canada, and various returns in state and local jurisdictions.

The Company believes it has no uncertain income tax positions. The Company's tax returns are open to audit under the statute of limitations for the years ending December 31, 2019 through December 31, 2022. To the extent we utilize net operating losses generated in earlier years, such earlier years may also be subject to audit.

Our effective tax rate will typically differ from the statutory federal rate primarily as a result of state income taxes and the valuation allowance against the Canadian net operating loss. The effective tax rate for the three months ended March 31, 2023 was higher than the statutory federal rate as a result of the state income taxes and the valuation allowance against the Canadian net operating loss.

10. Commitments and Contingencies

The Company enters into commitments for capital expenditures in advance of the expenditures being made. As of March 31, 2023, the Company had commitments of $0.2 million for capital expenditures.

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

11. Leases

Under ASC 842, Leases, the Company recognized an operating lease related to its corporate office as of March 31, 2023 summarized in the following table:

	March 31,	December 31,
	2023	2022
Asset
Operating lease right-of-use assets	$-	$31,383
Operating lease right-of-use assets, long term	532,013	-
Total operating lease right-of-use assets	$532,013	$31,383

Liabilities
Operating lease liabilities	$2,756	$35,299
Operating lease liabilities, long term	541,396	-
Total operating lease liabilities	$544,152	$35,299

Operating lease costs	$35,233	$32,097

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$27,010	$106,798

Weighted average remaining lease term (years) - operating lease	3.39	0.33
Weighted average discount rate (annualized) - operating lease	8.25%	8.09%

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The Company had one office lease that expired in April 2023.  On March 1, 2023, the Company commenced a new office lease with a 70 month lease term and future lease payments estimated to be approximately $0.85 million. There are no other pending leases, and no lease arrangements in which the Company is the lessor. Lease expense for operating leases was $0.04 million and $0.03 million as of March 31, 2023 and December 31, 2022, respectively. This lease expense is presented in other general and administrative expenses in the consolidated statements of operations and comprehensive income.

Future minimum lease payments as of March 31, 2023 are as follows:

Operating Leases
2023	$—
2024	134,750
2025	173,550
2026	177,021
2027	180,492
Thereafter	183,963
Total minimum lease payments	849,776
Less: imputed interest	(305,624)
Present value of future minimum lease payments	544,152
Less: current obligations under leases	(2,756)
Long-term lease obligations	$541,396

12.    Net Income Per Share

Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed based upon the weighted-average number of common shares outstanding during the period plus the assumed issuance of common shares for all potentially dilutive securities.

The net income used in the calculation of basic and diluted net income per share is as follows:

	Three months ended March 31,
	2023	2022
Net income	$3,529,827	$5,805,888

In calculating the net income per share, basic and diluted, the following weighted-average shares were used:

	Three months ended March 31,
	2023	2022
Basic weighted-average number of shares outstanding	22,990,893	23,677,842
Dilutive stock options	8,512	16,728
Unvested time-based restricted shares	21,415	65,395
Unvested performance-based restricted shares	6,864	102,463
Diluted weighted average shares outstanding	23,027,684	23,862,428

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The Company excluded the following shares from the diluted EPS because their inclusion would have been anti-dilutive.

	Three months ended March 31,
	2023	2022
Anti-dilutive options	61,488	163,272
Anti-dilutive unvested time-based restricted shares	276,795	100,607
Anti-dilutive unvested performance-based restricted shares	8,969	49,037
Total Anti-dilutive shares	347,252	312,916

13. Operating Segments

Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision-maker. The chief operating decision-maker, who is responsible for allocating resources and assessing performance of the operating segments, has been identified as executive management. Segment performance is evaluated based on operating income (loss) as shown in the table below. Interest income and expense, and income taxes are managed separately on a group basis. As of March 31, 2023, general and administrative costs and interest income were moved to the Corporate segment because they are entirely comprised of corporate expenses and are not allocated to the Upstream and Gas Gathering segments. To be consistent with this current presentation, the general administrative costs of $1.3 million and interest income of $0.02 million for the three months ended March 31, 2022 has been reclassed as well.

The Company’s reportable segments are as follows:

a.	The Upstream segment activities include acquisition, development and production of oil, natural gas, and other liquid reserves on properties within the United States;
b.	The Gas Gathering segment partners with two other companies to operate a natural gas gathering system; and
c.	The Corporate segment activities include general and administrative costs, interest income, and corporate listing and governance functions of the Company.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Segment activity as of, and for the three months ended March 31, 2023 and 2022 is as follows:

	Upstream	Gas Gathering	Corporate	Elimination	Consolidated
For the three months ended March 31, 2023
Operating revenue
Natural gas	$6,256,178	$—	$—	$—	$6,256,178
Natural gas liquids	196,295	—	—	—	196,295
Oil and condensate	517,108	—	—	—	517,108
Gathering and compression fees	—	2,750,503	—	(363,808)	2,386,695
Total operating revenue (1)	6,969,581	2,750,503	—	(363,808)	9,356,276

Operating costs
Operating costs	1,768,087	651,371	2,203,491	(363,808)	4,259,141
Depletion, depreciation, amortization and accretion	1,493,755	279,251	—	—	1,773,006
Operating income	3,707,739	1,819,881	(2,203,491)	—	3,324,129

Other income (expense)
Interest income	—	—	490,762	—	490,762
Interest expense	(28,437)	—	—	—	(28,437)
Gain (loss) on derivative contracts	1,068,660	—	—	—	1,068,660
Other (expense) income	652	—	983	—	1,635
Other income (expense), net	1,040,875	—	491,745	—	1,532,620
Net income before income tax expense	$4,748,614	$1,819,881	$(1,711,746)	$—	$4,856,749

Capital expenditures (2)	$1,145,146	$21,624	$—	$—	$1,166,770

For the three months ended March 31, 2022
Operating revenue
Natural gas	$10,703,084	$—	$—	$—	$10,703,084
Natural gas liquids	314,428	—	—	—	314,428
Oil and condensate	461,813	—	—	—	461,813
Gathering and compression fees	—	2,485,937	—	(365,164)	2,120,773
Total operating revenue (1)	11,479,325	2,485,937	—	(365,164)	13,600,098

Operating costs
Operating costs	1,773,040	524,375	1,313,434	(365,164)	3,245,685
Depletion, depreciation, amortization and accretion	1,104,497	284,722	—	—	1,389,219
Operating income	8,601,788	1,676,840	(1,313,434)	—	8,965,194

Other income (expense)
Interest income	—	—	15,221	—	15,221
Interest expense	(15,319)	—	—	—	(15,319)
Gain (loss) on derivative contracts	(971,904)	—	—	—	(971,904)
Other (expense) income	—	—	(5,406)	—	(5,406)
Other income (expense), net	(987,223)	—	9,815	—	(977,408)
Net income before income tax expense	$7,614,565	$1,676,840	$(1,303,619)	$—	$7,987,786

Capital expenditures (2)	$2,610,894	$15,393	$—	$—	$2,626,287

(1)	Segment operating revenue represents revenues generated from the operations of the segment. Inter-segment sales during the three months ended March 31, 2023 and 2022 have been eliminated upon consolidation. For the three months ended March 31, 2023, Epsilon sold natural gas to 27 unique customers. The three customers over 10% comprised 13%, 12%, and 11% of total revenue. For the three months ended March 31, 2022, Epsilon sold natural gas to 12 unique customers. The three customers over 10% comprised 37%, 13% and 12% of total revenue.
(2)	Capital expenditures for the Upstream segment consist primarily of the acquisition of properties, and the drilling and completing of wells while Gas Gathering consists of expenditures relating to the expansion and completion of the gathering and compression facility.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

14. Commodity Risk Management Activities

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

Epsilon has historically elected not to designate any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for these financial commodity derivative contracts using the mark-to-market accounting method. Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as loss (gain) on derivative contracts on the condensed consolidated statements of operations and comprehensive income (loss). The related cash flow impact is reflected in cash flows from operating activities. During the three months ended March 31, 2023, Epsilon recognized gains on commodity derivative contracts of $1,068,660. This amount included cash received on settlements on these contracts of $363,300. For the three months ended March 31, 2022, Epsilon recognized losses on commodity derivative contracts of $971,904. This amount included cash paid on settlements on these contracts of $1,211,728.

Commodity Derivative Contracts

At March 31, 2023, the Company had outstanding NYMEX HH swaps totaling 0.92 Bcf and Tennessee Z4 basis swaps totaling 0.92 Bcf outstanding.

	Fair Value of Derivative Assets
	March 31,	December 31,
	2023	2022
Current
NYMEX Henry Hub swap	$2,373,200	$1,219,865
Tennessee Z4 basis swap	—	181,775
	$2,373,200	$1,401,640

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

	Fair Value of Derivative Liabilities
	March 31,	December 31,
	2023	2022
Current
Tennessee Z4 basis swap	$(445,750)	$(179,550)
	$(445,750)	$(179,550)

Net Fair Value of Derivatives	$1,927,450	$1,222,090

The following table presents the changes in the fair value of Epsilon’s commodity derivatives for the periods indicated:

	Three months ended March 31,
	2023	2022
Fair value of asset (liability), beginning of the period	$1,222,090	$(239,824)
Gains (losses) on derivative contracts included in earnings	1,068,660	(971,904)
Settlement of commodity derivative contracts	(363,300)	1,211,728
Fair value of asset (liability), end of the period	$1,927,450	$—

15. Asset Retirement Obligations

Asset retirement obligations are estimated by management based on Epsilon’s net ownership interest in all wells and the gathering system, estimated costs to reclaim and abandon such assets and the estimated timing of the costs to be incurred in future periods, and the forecast risk free cost of capital. Epsilon has estimated the value of its total asset retirement obligations to be $2.8 million as of March 31, 2023 ($2.8 million at December 31, 2022) based on a total net future undiscounted liability of approximately $7.5 million ($7.4 million at December 31, 2022). Each year we review, and to the extent necessary, revise our asset retirement obligations estimates.

The following tables summarize the changes in asset retirement obligations for the periods indicated:

	Three Months Ended	Year ended
	March 31,	December 31,
	2023	2022
Balance beginning of period	$2,780,237	$2,833,656
Liabilities acquired	736	12,053
Liabilities disposed of	—	(25,835)
Wells plugged and abandoned	—	(118,260)
Accretion	20,083	78,623
Balance end of period	$2,801,056	$2,780,237

16. Fair Value Measurements

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The methodologies used to determine the fair value of our financial assets and liabilities at March 31, 2023 were the same as those used at December 31, 2022.

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

The Company has investments in U.S. Treasury Notes, some of which mature over a period greater than 90 days and are classified as short term investments. The U.S. Treasury Notes are carried at amortized cost. The carrying values are adjusted for accretion of discounts over the remaining life of the investment. The U.S. Treasury Notes are classified within Level 1 of the fair value hierarchy. As of March 31, 2023, there was $30.1 million in short term investments, $29.9 million of adjusted cost basis and $0.2 million in unrecognized gains.

Commodity derivative instruments consist of NYMEX Henry Hub swap and basis swap contracts for natural gas. The Company’s derivative contracts are valued based on a marked to market approach. These assumptions are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace, and are therefore designated as Level 2 within the valuation hierarchy. The Company utilizes its counterparties’ valuations to assess the reasonableness of its own valuations.

17. Current Expected Credit Loss

Under ASU 326, Financial Instruments – Credit Losses, estimated losses on financial assets are provided through an allowance for credit losses. The majority of our financial assets are invested in U.S. Treasury Notes. We also have accounts receivable which are primarily from purchasers of oil and natural gas, counterparties to our financial instruments, and revenues earned for compression and gathering services. Our oil, gas, and natural gas liquids accounts receivables are generally collected within 30 days after the end of the month. Compression and gathering receivables are generally collected within 60 days after the end of the month. We assess collectability through various procedures, including review of our trade receivable balances by counterparty, assessing economic events and conditions, our historical experience with counterparties, the counterparty’s financial condition and the amount and age of past due accounts. As of the three months ended March 31, 2023, we determined that our allowance for credit loss was nil.

18. Subsequent Events

Effective April 13, 2023, Dewey Energy Holding, LLC divested two operated wells in the State of Oklahoma along with 1,298 net acres of leasehold. Subsequently, Dewey Energy Holdings, LLC now owns 7,228 net acres of leasehold in Oklahoma.

On May 9, 2023, Epsilon entered into definitive agreements to acquire 10% interest in two wellbores (located in Eddy Co, NM) from a private operator. The wells are currently on flow-back. Total capital expenditures (net to Epsilon) are estimated at $2.1 million.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of trends and significant changes in or results of operations and the financial condition of Epsilon Energy Ltd. and its subsidiaries for the periods presented. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto presented in this report, including the unaudited condensed consolidated financial statements as of March 31, 2023 and 2022 and for the three months then ended together with accompanying notes, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Actual results and the timing of events may differ materially from those contained in these forward- looking statements due to a number of factors. See “Part II. Item 1A. Risk Factors” and “Forward-Looking Statements.”

Overview

Epsilon Energy Ltd. (the “Company”) is a North American onshore focused independent natural gas and oil company engaged in the acquisition, development, gathering and production of natural gas and oil reserves. Our areas of operations are the Marcellus shale section of the Appalachian basin in Pennsylvania and the NW Anadarko basin in Oklahoma. In Pennsylvania, we hold 5,098 net acres producing 25 MMcf/d net to our revenue interest. In Oklahoma, we hold 7,228 net acres producing 2.7 MMcfe/d net to our revenue interest.

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

The Company is actively seeking new opportunities in several other onshore North American natural gas and oil basins.

Three months ended March 31, 2023 Highlights

Operational Highlights

Marcellus Shale – Pennsylvania

●	During the three months ended March 31, 2023, Epsilon’s realized natural gas price was $2.56 per Mcf compared to $4.47 per Mcf over the same period in 2022, a 43% decrease.
●	During the three months ended March 31, 2023, Epsilon’s natural gas production was 2.5 Bcf compared to 2.4 Bcf during the same period in 2022, a 0.8% increase.
●	Gathered and delivered 16.2 Bcf gross (5.7 Bcf net to Epsilon’s interest) during the three months ended March 31, 2023, or 180 MMcf/d through the Auburn Gas Gathering System.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

Anadarko, NW Stack Trend – Oklahoma

●	During the three months ended March 31, 2023, Epsilon’s realized price for all Oklahoma production was $6.44 per Mcfe compared to $7.71 per Mcfe over the same period in 2022, a 17% decrease.
●	Total production for the three months ended March 31, 2023 included natural gas, natural gas liquids, and oil and condensate and was 0.17 Bcfe, as compared to 0.17 Bcfe during the same period in 2022.
●	At March 31, 2023, the Company had 1 gross (.11 net) well waiting on completion.

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

The table below sets forth a reconciliation of net income to Adjusted EBITDA for the three months ended March 31, 2023 and 2022, which is the most directly comparable measure of financial performance calculated under U.S. GAAP and should be reviewed carefully.

	Three months ended March 31,
	2023	2022
Net income	$3,529,827	$5,805,888
Add Back:
Interest (income) expense, net	(462,325)	98
Income tax expense	1,326,922	2,181,898
Depreciation, depletion, amortization, and accretion	1,773,006	1,389,219
Stock based compensation expense	179,748	142,302
Gain on derivative contracts net of cash received or paid on settlement	(705,360)	(239,824)
Foreign currency translation loss	(983)	5,402
Adjusted EBITDA	$5,640,835	$9,284,983

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

Results of Operations

Net Operating Revenues

For the three months ended March 31, 2023 revenues decreased $4.2 million, or 31%, to $9.4 million from $13.6 million during the same period of 2022.

Revenue and volume statistics for the three months ended March 31, 2023 and 2022 were as follows:

	Three months ended
	March 31,
	2023	2022
Revenues
Pennsylvania
Natural gas revenue	$5,852,725	$10,131,015
Volume (MMcf)	2,286	2,265
Avg. Price ($/Mcf)	$2.56	$4.47
Gathering system revenue	$2,386,695	$2,120,773
Total PA Revenues	$8,239,420	$12,251,788
Oklahoma
Natural gas revenue	$403,453	$572,069
Volume (MMcf)	96	86
Avg. Price ($/Mcf)	$4.20	$6.68
Natural liquids revenue	$196,295	$314,428
Volume (MBO)	6.1	9.8
Avg. Price ($/Bbl)	$32.29	$32.19
Oil and condensate revenue	$517,108	$461,813
Volume (MBO)	6.8	5.1
Avg. Price ($/Bbl)	$76.15	$90.62
Total OK Revenues	$1,116,856	$1,348,310
Total Revenues	$9,356,276	$13,600,098

Upstream natural gas revenue for the three months ended March 31, 2023 decreased by $4.4 million, or 42%, over the same period in 2022. A decrease of $4.6 million was due to lower natural gas prices partially offset by an increase of $0.2 million due to higher sales volumes.

Upstream natural gas liquids revenue for the three months ended March 31, 2023 decreased by $0.1 million, or 38% over the same period in 2022.  This was a result of decreased NGL production.

Upstream oil and condensate revenue for the three months ended March 31, 2023 increased by $0.1 million, or 12% over the same period in 2022.  An increase of $0.2 million was due to higher volumes offset by a decrease of $0.1 million due to lower prices.

Gathering system revenue for the three months ended March 31, 2023 increased by $0.3 million, or 13% over the same period in 2022. This was the result of anchor shipper volumes, which pay the full gathering rate, increasing from 62% to 88% of total throughput. Revenues derived from transporting and compressing our production, which have been eliminated from gathering system revenues amounted to $0.4 million for each of the three months ended March 31, 2023 and 2022.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

Operating Costs

The following table presents total cost and cost per unit of production (Mcfe), including ad valorem, severance, and production taxes for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Lease operating costs	$1,404,279	$1,405,490
Gathering system operating costs	651,341	524,375
	$2,055,620	$1,929,865

Upstream operating costs—Total $/Mcfe	0.57	0.58
Gathering system operating costs $/Mcf	0.18	0.12

Operating costs include the effects of elimination entries to remove the gathering fees paid to Epsilon’s ownership in the gathering system.

Upstream operating costs consist of lease operating expenses necessary to extract natural gas and oil, including gathering and treating the natural gas and oil to ready it for sale. For the three months ended March 31, 2023 and 2022, upstream operating costs remained consistent.

Gathering system operating costs consist primarily of rental payments for the natural gas fueled compression units and overhead fees due to the system’s operator. For the three months ended March 31, 2023, gathering system operating costs increased by $0.1 million, or 24% from the same period in 2022. This increase is due to a higher mix of anchor shipper volumes and a CPI-U adjusted increase to the G&A fee on these volumes.

Depletion, Depreciation, Amortization and Accretion (“DD&A”)

	Three months ended March 31,
	2023	2022
Depletion, depreciation, amortization and accretion	$1,773,006	$1,389,219

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

For the three months ended March 31, 2023, DD&A expense was generally consistent compared to the same period in 2022, increasing by $0.2 million, or 12%.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

General and Administrative (“G&A”)

	Three months ended March 31,
	2023	2022
General and administrative	$2,203,521	$1,313,434

G&A expenses consist of general corporate expenses such as compensation, legal, accounting and professional fees, consulting services, travel and other related corporate costs such as stock options granted and restricted shares of stock granted and the related non-cash compensation.

G&A expenses increased by $0.9 million, or 68%, during the three months ended March 31, 2023 from 2022. This was primarily due to $0.4 million in compensation associated with management transition, $0.1 million in legal fees related to the complaint filed against Chesapeake, $0.2 million in other service fees, and $0.2 million in other miscellaneous G&A.

Loss on Derivative Contracts

	Three months ended March 31,
	2023	2022
Gain (loss) on derivative contracts	$1,068,660	$(971,904)

For the three months ended March 31, 2023 and 2022, Epsilon was entered into NYMEX Henry Hub (“HH”) Natural Gas Futures swaps and Tennessee basis swap derivative contracts for the purpose of hedging its physical natural gas sales revenue. During the three months ended March 31, 2023, we received net cash settlements of $363,300. During the three months ended March 31, 2022, we paid net cash settlements of $1,211,728.

For the three months ended March 31, 2023, realized gains on derivative contracts increased as the NYMEX Henry Hub Natural Gas Futures prices decreased further from the prices at which the Company sold the Henry Hub swaps. As of March 31, 2023, the Company had no derivative contracts beyond December 31, 2023.

Capital Resources and Liquidity

Cash Flow

The primary source of cash for Epsilon during the three months ended March 31, 2023 and 2022 was funds generated from operations. The primary uses of cash for the three months ended March 31, 2023 were development of natural gas properties, investment in U.S. Treasury Notes, the repurchase of shares of common stock, and the distribution of dividends. The primary uses of cash for the three months ended March 31, 2022 were development of natural gas properties and the distribution of dividends.

At March 31, 2023, we had a working capital surplus of $50.8 million, an increase of $1.6 million over the $49.2 million surplus at December 31, 2022. The Company anticipates its current cash balance, cash flows from operations, and available sources of liquidity to be sufficient to meet its cash requirements for the next twelve months and beyond.

Three months ended March 31, 2023 compared to 2022

During the three months ended March 31, 2023, $7.6 million was provided by the Company’s operating activities, compared to $7.7 million provided during the same period in 2022, a $0.1 million, and 2% decrease.

The Company used $30.9 million and $2.9 million of cash for investing activities during the three months ended March 31, 2023 and 2022, respectively. The Company invested $30,1 million in U.S Treasury Notes and $0.8 million on leasehold and development costs targeting increasing production in Pennsylvania and Oklahoma.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

The Company used $2.8 million of cash for financing activities during the three months ended March 31, 2023.  This was spent primarily on dividend payments and the repurchase of shares of common stock. The Company used $1.3 million of cash for financing activities during the three months ended March 31, 2022. This cash was spent on dividend payments.

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

On February 10, 2023, Epsilon Energy USA entered into the Ninth Amendment of the Credit Agreement. The borrowing base was increased to $30 million. Per ASC 848, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, LIBOR was removed as a reference option in the calculation of interest. Hedging requirements were amended to be between 0%-62.5% of the 24-month projected production volumes, based on percentage utilization on the facility. Also, cash distributions to the parent company (Epsilon Energy Ltd.) were allowed if the facility is < 80% utilized and the leverage ratio (total debt / income adjusted for interest, taxes and non-cash amounts) is less than 2 to 1.

The bank has a first priority security interest in the tangible and intangible assets of Epsilon Energy USA, Inc. to secure any outstanding amounts under the agreement. Under the terms of the agreement, the Company must maintain the following covenants:

●	Interest coverage ratio greater than 3 to 1 (income adjusted for interest, taxes and non-cash amounts / cash interest expense)
●	Current ratio greater than 1 to 1 (current assets / current liabilities)
●	Leverage ratio less than 3.5 to 1 (total debt / income adjusted for interest, taxes and non-cash amounts)

We were in compliance with the financial covenants of the agreement as of March 31, 2023 and expect to be in compliance for the next 12 months. We currently have no borrowings under the facility.

Repurchase Transactions

On March 9, 2023, the Board of Directors authorized a new share repurchase program of up to 2,292,644 common shares, representing 10% of the outstanding common shares of Epsilon, for an aggregate purchase price of not more than US $15.0 million. The program is pursuant to a normal course issuer bid and will be conducted in accordance with Rule 10b-18 under the Exchange Act. The program commenced on March 27, 2023 and will end on March 26, 2024, unless the maximum amount of common shares is purchased before then or Epsilon provides earlier notice of termination. During the three months ended March 31, 2023, we repurchased 47,220 common shares at an average price of $5.32 per share (excluding commissions).

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

Under the same plan, in 2023, we repurchased and retired 190,700 common shares at an average price of $5.82 per share (excluding commissions) before the plan terminated on March 7, 2023.

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

At March 31, 2023, Epsilon’s outstanding natural gas commodity contracts consisted of the following:

		Weighted Average Price ($/MMbtu)
	Volume		Basis	Fair Value of Asset
Derivative Type	(MMbtu)	Swaps	Differential	March 31, 2023
2023
NYMEX Henry Hub swap	920,000	$5.21	$—	$2,373,200
Tennessee Z4 basis swap	920,000	$—	$(1.25)	(445,750)
	1,840,000			$1,927,450

Contractual Obligations

The Company enters into commitments for capital expenditures in advance of the expenditures being made. As of March 31, 2023, the Company had short term commitments of $0.2 million for capital expenditures and long term commitments of $7.4 million for asset retirement obligations.

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

At March 31, 2023 and 2022, the outstanding principal balance under the credit agreement was nil.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of March 31, 2023 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by Epsilon Energy Ltd.

The following table contains information about our acquisition of equity securities during the three months ended March 31, 2023.

			Maximum number
			of shares
	Total number	Average price	remaining to be
	of shares	paid per	purchased under
	purchased	share	the program
Beginning of normal-course issuer bid, March 8, 2022 (1)			1,183,410
January 2023	125,200	$5.96
February 2023	65,500	$5.63
Total as of March 7, 2023	190,700	$5.82	10,210

Beginning of normal-course issuer bid, March 27, 2023 (2)			2,292,644
March 2023	47,220	$5.32
Total as of March 31, 2023	47,220	$5.32	2,245,424

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

(1)	Epsilon repurchased these shares under its 2022-2023 share repurchase program that commenced on March 8, 2022 and terminated on March 7, 2023.
(2)	Epsilon repurchased these shares under its 2023-2024 share repurchase program that commenced on March 27, 2023.

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

Epsilon Energy Ltd.
(Registrant)

Date: May 10, 2023	By:	/s/ J. Andrew Williamson
J. Andrew Williamson
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)