Form 10-Q
period 2023-06-30
Epsilon Energy Ltd.
filed 2023-08-11
CIK 1726126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Yes ☐ No ⌧

As of August 10, 2023, there were 22,164,843 Common Shares outstanding.

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

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$9,488,094	$45,236,584
Accounts receivable	4,355,076	7,201,386
Short term investments	26,804,482	—
Fair value of derivatives	1,286,070	1,222,090
Prepaid income taxes	1,233,669	1,140,094
Other current assets	391,007	632,154
Operating lease right-of-use assets	—	31,383
Total current assets	43,558,398	55,463,691
Non-current assets
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	152,014,489	148,326,265
Unproved properties	25,989,679	18,169,157
Accumulated depletion, depreciation, amortization and impairment	(109,996,874)	(107,729,293)
Total oil and gas properties, net	68,007,294	58,766,129
Gathering system	42,673,506	42,639,001
Accumulated depletion, depreciation, amortization and impairment	(35,026,730)	(34,500,740)
Total gathering system, net	7,646,776	8,138,261
Land	637,764	637,764
Buildings and other property and equipment, net	312,830	286,035
Total property and equipment, net	76,604,664	67,828,189
Other assets:
Operating lease right-of-use assets, long term	495,842	—
Restricted cash	495,000	570,363
Total non-current assets	77,595,506	68,398,552
Total assets	$121,153,904	$123,862,243

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable trade	$1,334,008	$1,695,353
Gathering fees payable	498,438	935,012
Royalties payable	1,511,168	2,223,043
Accrued capital expenditures	134,224	41,694
Accrued compensation	405,448	598,351
Other accrued liabilities	467,387	690,655
Operating lease liabilities	24,748	35,299
Total current liabilities	4,375,421	6,219,407
Non-current liabilities
Asset retirement obligations	2,777,847	2,780,237
Deferred income taxes	10,847,721	10,617,394
Operating lease liabilities, long term	519,652	—
Total non-current liabilities	14,145,220	13,397,631
Total liabilities	18,520,641	19,617,038
Commitments and contingencies (Note 10)
Shareholders' equity
Preferred shares, no par value, unlimited shares authorized, none issued or outstanding	—	—
Common shares, no par value, unlimited shares authorized and 22,649,290 shares issued and 22,554,169 shares outstanding at June 30, 2023 and 23,117,144 issued and outstanding at December 31, 2022	121,348,004	123,904,965
Treasury shares, at cost, 95,121 at June 30, 2023 and 0 at December 31, 2022	(497,814)	—
Additional paid-in capital	10,215,725	9,856,229
Accumulated deficit	(38,158,726)	(39,290,540)
Accumulated other comprehensive income	9,726,074	9,774,551
Total shareholders' equity	102,633,263	104,245,205
Total liabilities and shareholders' equity	$121,153,904	$123,862,243

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues from contracts with customers:
Gas, oil, NGL, and condensate revenue	$4,298,072	$17,915,836	$11,267,653	$29,395,161
Gas gathering and compression revenue	2,202,064	1,987,168	4,588,759	4,107,941
Total revenue	6,500,136	19,903,004	15,856,412	33,503,102

Operating costs and expenses:
Lease operating expenses	1,440,521	2,252,017	2,844,800	3,657,507
Gathering system operating expenses	570,934	541,228	1,222,275	1,065,603
Development geological and geophysical expenses	—	2,386	—	4,772
Depletion, depreciation, amortization, and accretion	1,615,728	1,803,739	3,388,734	3,192,958
Loss (gain) on sale of oil and gas properties	1,449,871	(221,642)	1,449,871	(221,642)
General and administrative expenses:
Stock based compensation expense	179,748	194,050	359,496	336,352
Other general and administrative expenses	1,596,626	1,465,143	3,620,399	2,636,275
Total operating costs and expenses	6,853,428	6,036,921	12,885,575	10,671,825
Operating income (loss)	(353,292)	13,866,083	2,970,837	22,831,277

Other income (expense):
Interest income	433,201	21,945	923,963	37,166
Interest expense	(34,422)	(745)	(62,859)	(16,064)
Gain (loss) on derivative contracts	628,178	776,994	1,696,838	(194,910)
Other income (expense)	3,066	(61,713)	4,701	(67,119)
Other income (expense), net	1,030,023	736,481	2,562,643	(240,927)

Net income before income tax expense	676,731	14,602,564	5,533,480	22,590,350
Income tax expense	246,142	4,019,576	1,573,064	6,201,474
NET INCOME	$430,589	$10,582,988	$3,960,416	$16,388,876
Currency translation adjustments	1,129	(19,150)	(1,471)	(13,748)
Unrealized loss on securities	(47,006)	—	(47,006)	—
NET COMPREHENSIVE INCOME	$384,712	$10,563,838	$3,911,939	$16,375,128

Net income per share, basic	$0.02	$0.45	$0.17	$0.69
Net income per share, diluted	$0.02	$0.44	$0.17	$0.69
Weighted average number of shares outstanding, basic	22,749,322	23,576,746	22,869,440	23,627,015
Weighted average number of shares outstanding, diluted	22,783,987	23,822,123	22,904,922	23,796,166

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

						Accumulated
						Other		Total
	Common Shares Issued		Treasury Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	paid-in Capital	Income	Deficit	Equity
Balance at January 1, 2023	23,117,144	$123,904,965	—	$—	$9,856,229	$9,774,551	$(39,290,540)	$104,245,205
Net income	—	—	—	—	—	—	3,529,827	3,529,827
Dividends paid	—	—	—	—	—	—	(1,412,455)	(1,412,455)
Stock-based compensation expense	—	—	—	—	179,748	—	—	179,748
Buyback of common shares	—	—	(237,920)	(1,367,425)	—	—	—	(1,367,425)
Retirement of treasury shares	(190,700)	(1,115,306)	190,700	1,115,306	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(2,600)	—	(2,600)
Balance at March 31, 2023	22,926,444	$122,789,659	(47,220)	$(252,119)	$10,035,977	$9,771,951	$(37,173,168)	$105,172,300
Net income	—	—	—	—	—	—	430,589	430,589
Dividends paid	—	—	—	—	—	—	(1,416,147)	(1,416,147)
Stock-based compensation expense	—	—	—	—	179,748	—	—	179,748
Buyback of common shares	—	—	(325,055)	(1,687,350)	—	—	—	(1,687,350)
Retirement of treasury shares	(277,154)	(1,441,655)	277,154	1,441,655	—	—	—	—
Other comprehensive income	—	—	—	—	—	(45,877)	—	(45,877)
Balance at June 30, 2023	22,649,290	$121,348,004	(95,121)	$(497,814)	$10,215,725	$9,726,074	$(38,158,726)	$102,633,263

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

						Accumulated
						Other		Total
	Common Shares Issued		Treasury Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	paid-in Capital	Income	Deficit	Equity
Balance at January 1, 2022	24,202,218	$131,815,739	(534,015)	$(2,423,007)	$8,835,203	$9,818,605	$(68,783,207)	$79,263,333
Net income	—	—	—	—	—	—	5,805,888	5,805,888
Dividends paid	—	—	—	—	—	—	(1,483,027)	(1,483,027)
Stock-based compensation expense	—	—	—	—	142,302	—	—	142,302
Exercise of stock options	38,750	209,312	—	—	—	—	—	209,312
Retirement of treasury shares	(534,015)	(2,423,007)	534,015	2,423,007	—	—	—	—
Other comprehensive income	—	—	—	—	—	5,402	—	5,402
Balance at March 31, 2022	23,706,953	$129,602,044	—	$—	$8,977,505	$9,824,007	$(64,460,346)	$83,943,210
Net income	—	—	—	—	—	—	10,582,988	10,582,988
Dividends paid	—	—	—	—	—	—	(1,486,650)	(1,486,650)
Stock-based compensation expense	—	—	—	—	194,050	—	—	194,050
Exercise of stock options	72,500	399,475	—	—	—	—	—	399,475
Buyback of common shares	—	—	(697,100)	(4,554,822)	—	—	—	(4,554,822)
Retirement of treasury shares	(423,000)	(2,907,999)	423,000	2,907,999	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(19,150)	—	(19,150)
Balance at June 30, 2022	23,356,453	$127,093,520	(274,100)	$(1,646,823)	$9,171,555	$9,804,857	$(55,364,008)	$89,059,101

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$3,960,416	$16,388,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	3,388,734	3,192,958
Accretion of discount on available for sale securities	(343,328)	—
Gain on available for sale securities	(47,659)	—
Loss (gain) on sale of oil and gas properties	1,449,871	(221,642)
(Gain) loss on derivative contracts	(1,696,838)	194,910
Settlement received (paid) on derivative contracts	1,632,858	(1,375,287)
Settlement of asset retirement obligation	—	(118,259)
Stock-based compensation expense	359,496	336,352
Deferred income tax expense (benefit)	230,327	319,326
Changes in assets and liabilities:
Accounts receivable	2,846,310	(5,333,960)
Prepaid income taxes and other assets and liabilities	332,214	328,872
Accounts payable, royalties payable and other accrued liabilities	(1,910,674)	738,023
Income taxes payable	—	1,312,365
Net cash provided by operating activities	10,201,727	15,762,534
Cash flows from investing activities:
Additions to unproved oil and gas properties	(7,821,248)	(162,445)
Additions to proved oil and gas properties	(5,653,284)	(4,935,370)
Additions to gathering system properties	(30,264)	(82,855)
Additions to land, buildings and property and equipment	(47,933)	(1,234)
Purchases of short term investments	(32,812,974)	—
Proceeds from short term investments	6,352,473	—
Proceeds from sale of oil and gas properties	12,498	200,000
Net cash used in investing activities	(40,000,732)	(4,981,904)
Cash flows from financing activities:
Buyback of common shares	(3,054,775)	(3,956,403)
Exercise of stock options	—	608,787
Dividends paid	(2,828,602)	(2,969,677)
Debt issuance costs	(140,000)	—
Net cash used in financing activities	(6,023,377)	(6,317,293)
Effect of currency rates on cash, cash equivalents, and restricted cash	(1,471)	(13,748)
(Decrease) increase in cash, cash equivalents, and restricted cash	(35,823,853)	4,449,589
Cash, cash equivalents, and restricted cash, beginning of period	45,806,947	27,065,423
Cash, cash equivalents, and restricted cash, end of period	$9,983,094	$31,515,012

Supplemental cash flow disclosures:
Income taxes paid	$1,432,000	$4,566,000
Interest paid	$80,075	$33,885

Non-cash investing activities:
Change in proved properties accrued in accounts payable and accrued liabilities	$72,999	$(1,097,247)
Change in gathering system accrued in accounts payable and accrued liabilities	$4,240	$8,554
Change in share buybacks accrued in accounts payable and accrued liabilities	$—	$598,419
Asset retirement obligation asset additions and adjustments	$4,640	$7,666

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts in the Consolidated Statements of Cash Flows as of June 30, 2023 and December, 31 2022:

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$9,488,094	$45,236,584
Restricted cash included in other assets	495,000	570,363
Cash, cash equivalents, and restricted cash in the statement of cash flows	$9,983,094	$45,806,947

4. Short Term Investments

Short term investments are highly liquid investments with original maturities between three and twelve months. The Company’s short term investments consist of US Treasury Bills. These investments were previously classified as held-to-maturity. In May 2023, as a result of a change in business investment strategy, the Company transferred all of its held-to-maturity short term investments to the available-for-sale category. The securities transferred had a total amortized cost of $33,026,959, fair value of $33,021,293 and unrealized losses of $5,666 at the time of transfer. The unrealized loss was recorded as accumulated other comprehensive income at the time of transfer.

Available-for-sale short term investments are reported at fair value in the Consolidated Balance Sheets. Unrealized gains and losses are excluded from earnings and are reported in accumulated other comprehensive income in the Consolidated Statements of Operations and Comprehensive Income. There were no transfers out of accumulated other comprehensive income and no other-than-temporary impairment has been recognized as of June 30, 2023.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table summarizes the available-for-sale short term investments as of June 30, 2023 and December 31, 2022.

	June 30, 2023			December 31, 2022
	Amortized	Unrealized	Fair	Amortized	Unrealized	Fair
	Cost	Losses	Value	Cost	Losses	Value
U.S. Treasury Bills	$26,851,488	$(47,006)	$26,804,482	$—	$—	$—

During the three and six months ended June 30, 2023, the Company sold securities with a carrying amount of $6,304,814 for total proceeds of $6,352,473. The realized gains on these sales were $47,659. These securities were sold to raise cash during the quarter to fund capital expenditures.

5.  Property and Equipment

The following table summarizes the Company’s property and equipment as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	$152,014,489	$148,326,265
Unproved properties	25,989,679	18,169,157
Accumulated depletion, depreciation, amortization and impairment	(109,996,874)	(107,729,293)
Total oil and gas properties, net	68,007,294	58,766,129
Gathering system	42,673,506	42,639,001
Accumulated depletion, depreciation, amortization and impairment	(35,026,730)	(34,500,740)
Total gathering system, net	7,646,776	8,138,261
Land	637,764	637,764
Buildings and other property and equipment, net	312,830	286,035
Total property and equipment, net	$76,604,664	$67,828,189

Asset Acquisitions

During the three and six months ended June 30, 2023, Epsilon made the following three acquisitions:

●	a 10% interest in two wellbores located in Eddy County, New Mexico for $2.1 million.
●	a 25% working interest in 1,297 gross acres in Ector County, Texas including the drilling of one well for $3.7 million and a commitment for the completion of that well for $1.6 million.
●	a 25% working interest in 11,067 gross acres in Ector County, Texas for $6.3 million.

There were no acquisitions during the three and six months ended June 30, 2022.

Property Sale

During the three and six months ended June 30, 2023, Epsilon sold two wellbore-only Oklahoma assets for $12,498. This sale resulted in a loss of $1.45 million. During the three and six months ended June 30, 2022, Epsilon sold one wellbore-only Oklahoma asset for $200,000.  This sale resulted in a gain of $0.22 million.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

During the three and six months ended June 30, 2023 and 2022, no impairment was recorded.

6. Revolving Line of Credit

The Company closed a senior secured reserve based revolving credit facility on June 28, 2023 with Frost Bank as issuing bank and sole lender. The new facility replaced the Company’s previous facility. The initial commitment and borrowing base is $35 million, supported by the Company’s upstream assets in Pennsylvania and subject to semi-annual redeterminations with a maturity date of the earlier of June 28, 2027 or the date that the commitments are terminated. The next redetermination will be October 1, 2023. Interest will be charged at the Daily Simple SOFR rate plus a margin of 3.25%. The facility is secured by the assets of the Company’s Epsilon Energy USA subsidiary (Borrower). There are currently no borrowings under the facility.

Under the terms of the facility, the Company must adhere to the following financial covenants:

●	Current ratio of 1.0 to 1.0 (current assets / current liabilities)
●	Leverage ratio of less than 2.5 to 1.0 (total debt / income adjusted for interest, taxes and non-cash amounts)

Additionally, if the Leverage ratio is greater than 1.0 to 1.0, or the borrowing base utilization is greater than 50%, the Company is required to hedge 50% of the anticipated production from PDP reserves for a rolling 24 month period.

We were in compliance with the financial covenants of the agreement as of June 30, 2023.

	Balance at	Balance at
	June 30,	December 31,	Current
	2023	2022	Borrowing Base	Interest Rate
Revolving line of credit	$—	$—	$35,000,000	SOFR + 3.25%

7. Shareholders’ Equity

(a)Authorized shares

The Company is authorized to issue an unlimited number of Common Shares with no par value and an unlimited number of Preferred Shares with no par value.

(b)Purchases of Equity Shares

Normal Course Issuer Bid

On March 9, 2023, the Board of Directors authorized a new share repurchase program of up to 2,292,644 common shares, representing 10% of the outstanding common shares of Epsilon, for an aggregate purchase price of not more than US $15.0 million. The program is pursuant to a normal course issuer bid and will be conducted in accordance with Rule 10b-18 under the Exchange Act. The program commenced on March 27, 2023 and will end on March 26, 2024, unless the maximum amount of common shares is purchased before then or Epsilon provides earlier notice of termination. During

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

the six months ended June 30, 2023, we repurchased 372,275 common shares at an average price of $5.19 per share (excluding commissions) under the new plan.

The previous share repurchase program commenced on March 8, 2022. During the year ended December 31, 2022, we repurchased 982,500 common shares of the maximum of 1,183,410 authorized for repurchase and spent $6,234,879 under the plan. The repurchased stock had an average price of $6.32 per share (excluding commissions) and was subsequently retired during the year ended December 31, 2022. In 2023, we repurchased and retired 190,700 common shares at an average price of $5.82 per share (excluding commissions) before the plan terminated on March 7, 2023.

During the six months ended June 30, 2023, the Company repurchased 562,975 shares at an average price of $5.40 per share (excluding commissions) under the two consecutive repurchase programs.

The following table contains activity relating to our acquisition of equity securities during the six months ended June 30, 2023:

			Maximum number
			of shares
	Total number	Average price	remaining to be
	of shares	paid per	purchased under
	purchased	share	the program
Beginning of normal-course issuer bid, March 8, 2022 (1)			1,183,410
January 2023	125,200	$5.96
February 2023	65,500	$5.63
Total as of March 7, 2023	190,700	$5.82	10,210

Beginning of normal-course issuer bid, March 27, 2023 (2)			2,292,644
March 2023	47,220	$5.32
April 2023	70,406	$5.35
May 2023	83,097	$5.11
June 2023	171,552	$5.13
Total as of June 30, 2023	372,275	$5.11	1,920,369
(1)	Epsilon repurchased these shares under its 2022-2023 share repurchase program that commenced on March 8, 2022 and terminated on March 7, 2023, as described above.
(2)	Epsilon repurchased these shares under its 2023-2024 share repurchase program that commenced on March 27, 2023, as described above.

(c)Equity Incentive Plan

Epsilon’s board of directors (the “Board”) adopted the 2020 Equity Incentive Plan (the “2020 Plan”) on July 22, 2020 subject to approval by Epsilon’s shareholders at Epsilon’s 2020 Annual General and Special Meeting of Shareholders, which occurred on September 1, 2020 (the “Meeting”). Shareholders approved the 2020 Plan at the Meeting. Following Epsilon’s listing on the NASDAQ Global Market, the Board had determined that it was in the best interest of the shareholders to approve a new incentive plan that is compliant with U.S. public company equity plan rules and practices that would replace Epsilon’s Amended and Restated 2017 Stock Option Plan (including its predecessors) and the Share Compensation Plan (collectively referred to as the “Predecessor Plans”). No further awards will be granted under the Predecessor Plans.

The 2020 Plan provides for incentive compensation in the form of stock options, stock appreciation rights, restricted stock and stock units, performance shares and units, other stock-based awards and cash-based awards. Under the 2020 Plan, Epsilon will be authorized to issue up to 2,000,000 Common Shares.

Restricted Stock Awards

For the six months ended June 30, 2023, no shares of Restricted Stock were awarded to the Company’s board of directors and employees. For the year ended December 31, 2022, 289,231 common shares of Restricted Stock with a

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

weighted average market price at the grant date of $6.28 were awarded to the Company’s officers, employees, and board of directors. These shares vest over a three or four-year period, with an equal number of shares being issued per period on the anniversary of the award resolution. The vesting of the shares is contingent on the individuals’ continued employment or service. The Company determined the fair value of the granted Restricted Stock-based on the market price of the common shares of the Company on the date of grant.

The following table summarizes Restricted Stock activity for the six months ended June 30, 2023, and the year ended December 31, 2022:

	Six months ended		Year ended
	June 30, 2023		December 31, 2022
	Number of	Weighted	Number of	Weighted
	Restricted	Average	Restricted	Average
	Shares	Remaining Life	Shares	Remaining Life
	Outstanding	(years)	Outstanding	(years)
Balance non-vested Restricted Stock at beginning of period	298,210	1.74	166,002	1.38
Granted	—	—	289,231	1.86
Vested	—	—	(157,023)	—
Balance non-vested Restricted Stock at end of period	298,210	1.24	298,210	1.74

Stock compensation expense for the granted Restricted Stock is recognized over the vesting period. Stock compensation expense recognized during the three and six months ended June 30, 2023 was $165,064 and $330,128, respectively (for the three and six months ended June 30, 2022, $146,860 and $241,972, respectively).

At June 30, 2023, the Company had unrecognized stock-based compensation related to these shares of $1,338,437 to be recognized over a weighted average period of 1.34 years (at December 31, 2022: $1,668,564 over 1.55 years).

Performance Share Unit Awards (“PSU”)

For the six months ended June 30, 2023, no PSUs vested and were issued. For the year ended December 31, 2022, a total of 135,667 common shares vested and were issued. Previously granted PSUs will vest on the last day of the performance period. The number of PSUs that will ultimately vest is based on two performance targets as follows:

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

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table summarizes PSUs for the six months ended June 30, 2023 and the year ended December 31, 2022:

	Six months ended		Year ended
	June 30, 2023		December 31, 2022
	Number of	Weighted	Number of	Weighted
	Performance	Average	Performance	Average
	Shares	Remaining Life	Shares	Remaining Life
	Outstanding	(years)	Outstanding	(years)
Balance non-vested PSUs at beginning of period	15,833	1.00	151,500	3.84
Vested	—	—	(135,667)	—
Balance non-vested PSUs at end of period	15,833	0.50	15,833	1.00

Stock compensation expense for the granted PSUs is recognized over the vesting period. Stock compensation expense recognized during the three and six months ended June 30, 2023 related to PSUs was $14,684 and $29,368, respectively (for the three and six months ended June 30, 2022, $47,190 and $94,380, respectively).

At June 30, 2023, the Company had unrecognized stock-based compensation related to these shares of $29,368 to be recognized over a weighted average period of 0.38 years (at December 31, 2022: $63,328 over 0.63 years).

Stock Options

As of June 30, 2023, the Company had outstanding stock options covering 70,000 Common Shares at an overall average exercise price of $5.03 per Common Share to directors, officers, and employees of the Company and its subsidiaries. These 70,000 options have a weighted average expected remaining term of approximately 0.55 years.

The following table summarizes stock option activity for the six months ended June 30, 2023 and the year ended December 31, 2022:

	Six months ended		Year ended
	June 30, 2023		December 31, 2022
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
Exercise price in US$	Outstanding	Price	Outstanding	Price (1)
Balance at beginning of period	70,000	$5.03	218,750	$5.28
Exercised	—	$—	(138,750)	$5.38
Expired/Forfeited	—	$—	(10,000)	$5.51
Balance at period-end	70,000	$5.03	70,000	$5.03

Exercisable at period-end	70,000	$5.03	70,000	$5.03

At June 30, 2023, the Company had unrecognized stock-based compensation, related to these options, of nil (at December 31, 2022: nil). The aggregate intrinsic value at June 30, 2023 was $21,700 (at December 31, 2022: $112,000).

During the six months ended June 30, 2023 and the year ended December 31, 2022, the Company awarded no stock options.

(d) Dividends

On March 3, 2023 and June 6, 2023, the Board declared quarterly dividends of $0.0625 per common share (annualized $0.25 per common share) totaling in aggregate an amount of approximately $2.8 million that has been paid for the six months ended June 30, 2023.

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

The following table details revenue for the three and six months ended June 30, 2023 and 2022.

	Three months ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating revenue
Natural gas	$3,006,695	$15,984,348	$9,262,873	$26,687,432
Natural gas liquids	244,988	688,397	441,283	1,002,825
Oil and condensate	1,046,389	1,243,091	1,563,497	1,704,904
Gathering and compression fees	2,202,064	1,987,168	4,588,759	4,107,941
Total operating revenue	$6,500,136	$19,903,004	$15,856,412	$33,503,102

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

Allowance for Credit Losses

The Company records an allowance for credit losses on a case-by-case basis once there is evidence that collection is not probable. For the three and six months ended June 30, 2023, there were no accounts for which collection was not probable.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table details accounts receivable as of June 30, 2023 and December 31, 2022.

	June 30,	December 31,
	2023	2022
Accounts receivable
Natural gas and oil sales	$2,238,717	$5,696,419
Joint interest billing	17,476	20,454
Gathering and compression fees	1,604,093	1,483,956
Commodity contract	449,810	—
Interest	44,980	557
Total accounts receivable	$4,355,076	$7,201,386

9. Income Taxes

Income tax provisions for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Current:
Federal	$86,279	$2,530,805	$1,046,787	$3,997,702
State	(82,572)	1,192,131	295,950	1,884,446
Total current income tax expense	3,707	3,722,936	1,342,737	5,882,148
Deferred:
Federal	395,326	233,599	378,048	255,614
State	(152,891)	63,041	(147,721)	63,712
Total deferred tax expense	242,435	296,640	230,327	319,326
Income tax expense	$246,142	$4,019,576	$1,573,064	$6,201,474

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

Our effective tax rate will typically differ from the statutory federal rate primarily as a result of state income taxes and the valuation allowance against the Canadian net operating loss. The effective tax rate for the six months ended June 30, 2023 was higher than the statutory federal rate as a result of the state income taxes and the valuation allowance against the Canadian net operating loss.

Starting in 2023, distributions of Epsilon Energy USA Inc. earnings to Epsilon Energy Ltd. are anticipated to incur a 5% U.S. dividend withholding tax, provided the Company is eligible for benefits under the U.S. / Canada income treaty.

10. Commitments and Contingencies

The Company enters into commitments for capital expenditures in advance of the expenditures being made. As of June 30, 2023, the Company had commitments of $1.6 million for capital expenditures.

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

Epsilon filed a notice of appeal on February 15, 2022 challenging both the motion to dismiss and motion for reconsideration decisions.  Chesapeake filed a cross-appeal on March 1, 2022.  A briefing schedule was set and briefing closed October 14, 2022.  Oral arguments were held in January 2023.  We are awaiting a decision on the appeal.

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

11. Leases

Under ASC 842, Leases, the Company recognized an operating lease related to its corporate office as of June 30, 2023 summarized in the following table:

	June 30,	December 31,
	2023	2022
Asset
Operating lease right-of-use assets	$-	$31,383
Operating lease right-of-use assets, long term	495,842	-
Total operating lease right-of-use assets	$495,842	$31,383

Liabilities
Operating lease liabilities	$24,748	$35,299
Operating lease liabilities, long term	519,652	-
Total operating lease liabilities	$544,400	$35,299

Operating lease costs	$71,652	$32,097

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$27,010	$106,798

Weighted average remaining lease term (years) - operating lease	3.27	0.33
Weighted average discount rate (annualized) - operating lease	8.25%	8.09%

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The Company had one office lease that expired in April 2023.  On March 1, 2023, the Company commenced a new office lease with a 70 month lease term and future lease payments estimated to be approximately $0.85 million. There are no other pending leases, and no lease arrangements in which the Company is the lessor. Lease expense for operating leases was $0.07 million and $0.03 million as of June 30, 2023 and December 31, 2022, respectively. This lease expense is presented in other general and administrative expenses in the consolidated statements of operations and comprehensive income.

Future minimum lease payments as of June 30, 2023 are as follows:

Operating Leases
2023	$—
2024	134,750
2025	173,550
2026	177,021
2027	180,492
Thereafter	183,963
Total minimum lease payments	849,776
Less: imputed interest	(305,376)
Present value of future minimum lease payments	544,400
Less: current obligations under leases	(24,748)
Long-term lease obligations	$519,652

12.    Net Income Per Share

Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed based upon the weighted-average number of common shares outstanding during the period plus the assumed issuance of common shares for all potentially dilutive securities.

The net income used in the calculation of basic and diluted net income per share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income	$430,589	$10,582,988	$3,960,416	$16,388,876

In calculating the net income per share, basic and diluted, the following weighted-average shares were used:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Basic weighted-average number of shares outstanding	22,749,322	23,576,746	22,869,440	23,627,015
Dilutive stock options	2,027	25,405	5,394	19,630
Unvested time-based restricted shares	23,892	103,258	22,338	39,340
Unvested performance-based restricted shares	8,746	116,714	7,750	110,181
Diluted weighted average shares outstanding	22,783,987	23,822,123	22,904,922	23,796,166

The Company excluded the following shares from the diluted EPS because their inclusion would have been anti-dilutive.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Anti-dilutive options	67,973	72,095	64,606	77,870
Anti-dilutive unvested time-based restricted shares	274,318	146,740	275,872	169,127
Anti-dilutive unvested performance-based restricted shares	7,087	34,786	8,083	41,319
Total Anti-dilutive shares	349,378	253,621	348,561	288,316

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

13. Operating Segments

Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision-maker. The chief operating decision-maker, who is responsible for allocating resources and assessing performance of the operating segments, has been identified as executive management. Segment performance is evaluated based on operating income (loss) as shown in the table below. Interest income and expense, and income taxes are managed separately on a group basis. As of June 30, 2023, general and administrative costs and interest income were moved to the Corporate segment because they are entirely comprised of corporate expenses and are not allocated to the Upstream and Gas Gathering segments. To be consistent with this current presentation, the general administrative costs and interest income for the three and six months ended June 30, 2022 has been reclassed as well.

The Company’s reportable segments are as follows:

a.	The Upstream segment activities include acquisition, development and production of oil, natural gas, and other liquid reserves on properties within the United States;
b.	The Gas Gathering segment partners with two other companies to operate a natural gas gathering system; and
c.	The Corporate segment activities include general and administrative costs, interest income, and corporate listing and governance functions of the Company.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Segment activity as of, and for the six months ended June 30, 2023 and 2022 is as follows:

	Upstream	Gas Gathering	Corporate	Elimination	Consolidated
As of and for the six months ended June 30, 2023
Operating revenue
Natural gas	$9,262,873	$—	$—	$—	$9,262,873
Natural gas liquids	441,283	—	—	—	441,283
Oil and condensate	1,563,497	—	—	—	1,563,497
Gathering and compression fees	—	5,328,617	—	(739,858)	4,588,759
Total operating revenue (1)	11,267,653	5,328,617	—	(739,858)	15,856,412

Operating costs
Operating costs	5,034,529	1,222,305	3,979,865	(739,858)	9,496,841
Depletion, depreciation, amortization and accretion	2,859,358	529,376	—	—	3,388,734
Operating income (loss)	3,373,766	3,576,936	(3,979,865)	—	2,970,837

Other income (expense)
Interest income	—	—	923,963	—	923,963
Interest expense	(62,859)	—	—	—	(62,859)
Gain (loss) on derivative contracts	1,696,838	—	—	—	1,696,838
Other (expense) income	3,714	—	987	—	4,701
Other income (expense), net	1,637,693	—	924,950	—	2,562,643
Net income (loss) before income tax expense	$5,011,459	$3,576,936	$(3,054,915)	$—	$5,533,480

Segment assets
Current assets, net	$—	$—	$44,053,398	$—	$44,053,398
Proved properties	42,017,615	—	—	—	42,017,615
Unproved properties	25,989,679	—	—	—	25,989,679
Gathering system	—	7,646,776	—	—	7,646,776
Other property and equipment	950,594	—	—	—	950,594
Operating lease right-of-use asset	—	—	495,842	—	495,842
Total segment assets	$68,957,888	$7,646,776	$44,549,240	$—	$121,153,904

As of and for the six months ended June 30, 2022
Operating revenue
Natural gas	$26,687,432	$—	$—	$—	$26,687,432
Natural gas liquids	1,002,825	—	—	—	1,002,825
Oil and condensate	1,704,904	—	—	—	1,704,904
Gathering and compression fees	—	4,842,838	—	(734,897)	4,107,941
Total operating revenue (1)	29,395,161	4,842,838	—	(734,897)	33,503,102

Operating costs
Operating costs	4,175,534	1,065,603	2,972,627	(734,897)	7,478,867
Depletion, depreciation, amortization and accretion	2,638,413	554,545	—	—	3,192,958
Operating income (loss)	22,581,214	3,222,690	(2,972,627)	—	22,831,277

Other income (expense)
Interest income	—	—	37,166	—	37,166
Interest expense	(16,064)	—	—	—	(16,064)
Gain (loss) on derivative contracts	(194,910)	—	—	—	(194,910)
Other (expense) income	(62,788)	—	(4,331)	—	(67,119)
Other income (expense), net	(273,762)	—	32,835	—	(240,927)
Net income (loss) before income tax expense	$22,307,452	$3,222,690	$(2,939,792)	$—	$22,590,350

Segment assets
Current assets, net	$—	$—	$42,627,454	$—	$42,627,454
Proved properties	40,649,783	—	—	—	40,649,783
Unproved properties	18,021,391	—	—	—	18,021,391
Gathering system	—	8,571,168	—	—	8,571,168
Other property and equipment	930,491	—	—	—	930,491
Total segment assets	$59,601,665	8,571,168	42,627,454	—	110,800,287
(1)	Segment operating revenue represents revenues generated from the operations of the segment. Inter-segment sales during the six months ended June 30, 2023 and 2022 have been eliminated upon consolidation. For the six months ended June 30, 2023, Epsilon sold natural gas to 30 unique customers. The two customers over 10% comprised 15%, and 10% of total revenue. For the six months ended June 30, 2022, Epsilon sold natural gas to 21 unique customers. The two customers over 10% comprised 23% and 19% of total revenue.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Segment activity for the three months ended June 30, 2023 and 2022 is as follows:

	Upstream	Gas Gathering	Corporate	Elimination	Consolidated
For the three months ended June 30, 2023
Operating revenue
Natural gas	$3,006,695	$—	$—	$—	$3,006,695
Natural gas liquids	244,988	—	—	—	244,988
Oil and condensate	1,046,389	—	—	—	1,046,389
Gathering and compression fees	—	2,578,114	—	(376,050)	2,202,064
Total operating revenue (1)	4,298,072	2,578,114	—	(376,050)	6,500,136

Operating costs
Operating costs	3,266,442	570,934	1,776,374	(376,050)	5,237,700
Depletion, depreciation, amortization and accretion	1,365,603	250,125	—	—	1,615,728
Operating income (loss)	(333,973)	1,757,055	(1,776,374)	—	(353,292)

Other income (expense)
Interest income	—	—	433,201	—	433,201
Interest expense	(34,422)	—	—	—	(34,422)
Gain (loss) on derivative contracts	628,178	—	—	—	628,178
Other (expense) income	3,062	—	4	—	3,066
Other income (expense), net	596,818	—	433,205	—	1,030,023
Net income (loss) before income tax expense	$262,845	$1,757,055	$(1,343,169)	$—	$676,731

Capital expenditures (2)	$12,450,319	$12,880	$—	$—	$12,463,199

For the three months ended June 30, 2022
Operating revenue
Natural gas	$15,984,348	$—	$—	$—	$15,984,348
Natural gas liquids	688,397	—	—	—	688,397
Oil and condensate	1,243,091	—	—	—	1,243,091
Gathering and compression fees	—	2,356,901	—	(369,733)	1,987,168
Total operating revenue (1)	17,915,836	2,356,901	—	(369,733)	19,903,004

Operating costs
Operating costs	2,402,494	541,228	1,659,193	(369,733)	4,233,182
Depletion, depreciation, amortization and accretion	1,533,916	269,823	—	—	1,803,739
Operating income (loss)	13,979,426	1,545,850	(1,659,193)	—	13,866,083

Other income (expense)
Interest income	—	—	21,945	—	21,945
Interest expense	(745)	—	—	—	(745)
Gain (loss) on derivative contracts	776,994	—	—	—	776,994
Other (expense) income	(62,788)	—	1,075	—	(61,713)
Other income (expense), net	713,461	—	23,020	—	736,481
Net income (loss) before income tax expense	$14,692,887	$1,545,850	$(1,636,173)	$—	$14,602,564

Capital expenditures (2)	$1,390,908	$76,016	$—	$—	$1,466,924
(1)	Segment operating revenue represents revenues generated from the operations of the segment. Inter-segment sales during the three months ended June 30, 2023 and 2022 have been eliminated upon consolidation. For the three months ended June 30, 2023, Epsilon sold natural gas to 21 unique customers. The three customers over 10% comprised 25%, 14%, and 13% of total revenue. For the three months ended June 30, 2022, Epsilon sold natural gas to 19 unique customers. The four customers over 10% comprised 33%, 17%, 12% and 10% of total revenue.
(2)	Capital expenditures for the Upstream segment consist primarily of the acquisition of properties, and the drilling and completing of wells while Gas Gathering consists of expenditures relating to the expansion, completion, and maintenance of the gathering and compression facility.

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

Epsilon has historically elected not to designate any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for these financial commodity derivative contracts using the mark-to-market accounting method. Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as gain (loss) on derivative contracts on the condensed consolidated statements of operations and comprehensive income (loss). The related cash flow impact is reflected in cash flows from operating activities. During the three and six months ended June 30, 2023, Epsilon recognized gains on commodity derivative contracts of $628,178 and $1,696,838, respectively. This amount included cash received on settlements on these contracts of $1,269,558 and $1,632,858 for the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2022, Epsilon recognized gains (losses) on commodity derivative contracts of $776,994 and ($194,910), respectively. This amount included cash paid on settlements on these contracts of $163,559 and $1,375,287 for the three and six months ended June 30, 2022, respectively.

Commodity Derivative Contracts

At June 30, 2023, the Company had outstanding NYMEX Henry Hub (“HH”) swaps totaling 0.46 Bcf and Tennessee Z4 basis swaps totaling 0.46 Bcf outstanding.

	Fair Value of Derivative Assets
	June 30,	December 31,
	2023	2022
Current
NYMEX Henry Hub swap	$1,106,445	$1,219,865
Tennessee Z4 basis swap	179,625	181,775
	$1,286,070	$1,401,640

	Fair Value of Derivative Liabilities
	June 30,	December 31,
	2023	2022
Current
Tennessee Z4 basis swap	$—	$(179,550)
	$—	$(179,550)

Net Fair Value of Derivatives	$1,286,070	$1,222,090

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table presents the changes in the fair value of Epsilon’s commodity derivatives for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Fair value of asset (liability), beginning of the period	$1,927,450	$—	$1,222,090	$(239,824)
Gains (losses) on derivative contracts included in earnings	628,178	776,994	1,696,838	(194,910)
Settlement of commodity derivative contracts	(1,269,558)	163,559	(1,632,858)	1,375,287
Fair value of asset, end of the period	$1,286,070	$940,553	$1,286,070	$940,553

15. Asset Retirement Obligations

Asset retirement obligations are estimated by management based on Epsilon’s net ownership interest in all wells and the gathering system, estimated costs to reclaim and abandon such assets and the estimated timing of the costs to be incurred in future periods, and the forecast risk free cost of capital. Epsilon has estimated the value of its total asset retirement obligations to be $2.8 million as of June 30, 2023 ($2.8 million at December 31, 2022) based on a total net future undiscounted liability of approximately $7.4 million ($7.4 million at December 31, 2022). Each year we review, and to the extent necessary, revise our asset retirement obligations estimates.

The following tables summarize the changes in asset retirement obligations for the periods indicated:

	Six Months Ended	Year ended
	June 30,	December 31,
	2023	2022
Balance beginning of period	$2,780,237	$2,833,656
Liabilities acquired	4,640	12,053
Liabilities disposed of	(46,961)	(25,835)
Wells plugged and abandoned	—	(118,260)
Accretion	39,931	78,623
Balance end of period	$2,777,847	$2,780,237

16. Fair Value Measurements

The methodologies used to determine the fair value of our financial assets and liabilities at June 30, 2023 were the same as those used at December 31, 2022.

Cash and cash equivalents, restricted cash, accounts receivable, and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. The Company’s revolving line of credit has a recorded value that approximates its fair value since its variable interest rate is tied to current market rates and the applicable margins represent market rates. The revolving line of credit is classified within Level 2 of the fair value hierarchy.

The Company has investments in U.S. Treasury Bills, some of which mature over a period greater than 90 days and are classified as short term investments. The U.S. Treasury Bills are carried at fair value. The U.S. Treasury Bills are classified within Level 1 of the fair value hierarchy.

Commodity derivative instruments consist of NYMEX HH swap and basis swap contracts for natural gas. The Company’s derivative contracts are valued based on a marked to market approach. These assumptions are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace, and are therefore designated as Level 2 within the valuation hierarchy. The Company utilizes its counterparties’ valuations to assess the reasonableness of its own valuations.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

	June 30, 2023
	Level 1	Level 2	Level 3	Effect of Netting	Net Fair Value
Assets
Derivative contracts	$—	$1,286,070	$—	$—	$1,286,070
Short term investments	$26,804,482	$—	$—	$—	$26,804,482

	December 31, 2022
	Level 1	Level 2	Level 3	Effect of Netting	Net Fair Value
Assets
Derivative contracts	$—	$1,401,640	$—	$(179,550)	$1,222,090
Liabilities
Derivative contracts	$—	$(179,550)	$—	$179,550	$—

17. Current Expected Credit Loss

Under ASU 326, Financial Instruments – Credit Losses, estimated losses on financial assets are provided through an allowance for credit losses. The majority of our financial assets are invested in U.S. Treasury Bills. We also have accounts receivable which are primarily from purchasers of oil and natural gas, counterparties to our financial instruments, and revenues earned for compression and gathering services. Our oil, gas, and natural gas liquids accounts receivables are generally collected within 30 days after the end of the month. Compression and gathering receivables are generally collected within 60 days after the end of the month. We assess collectability through various procedures, including review of our trade receivable balances by counterparty, assessing economic events and conditions, our historical experience with counterparties, the counterparty’s financial condition and the amount and age of past due accounts. As of June 30, 2023 and December 31, 2022, we determined that our allowance for credit loss was nil.

18. Subsequent Events

On July 6, 2023, Epsilon repurchased 525,000 common shares a price of $5.00 per share (excluding commissions). There are 1,395,369 common shares remaining of the maximum of 2,292,644 authorized for repurchase under our current program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of trends and significant changes in or results of operations and the financial condition of Epsilon Energy Ltd. and its subsidiaries for the periods presented. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto presented in this report, including the unaudited condensed consolidated financial statements as of June 30, 2023 and 2022 and for the six months then ended together with accompanying notes, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Actual results and the timing of events may differ materially from those contained in these forward- looking statements due to a number of factors. See “Part II. Item 1A. Risk Factors” and “Forward-Looking Statements.”

Overview

Epsilon Energy Ltd. (the “Company”) is a North American onshore focused independent natural gas and oil company engaged in the acquisition, development, gathering and production of natural gas and oil reserves. Our areas of operations are the Marcellus shale section of the Appalachian basin in Pennsylvania, the NW Anadarko basin in Oklahoma, and the Permian basin in Eddy County, New Mexico and Ector County, Texas. In Pennsylvania, we hold 5,098 net acres producing 25 MMcf/d net to our working interest. In Oklahoma, we hold 7,228 net acres producing 2.4 MMcfe/d net to our working interest. In Texas, we hold 3,093 net acres. In New Mexico, we hold wellbore interests producing 204 BOE/d net to our working interest.

In Pennsylvania, the Company owns a 35% interest in the 52-mile Auburn Gas Gathering System (“Auburn GGS") which is operated by a subsidiary of Williams Partners, LP.

Our common shares trade on the NASDAQ Global Market under the ticker symbol “EPSN.”

Business Strategy

The Company is focused on high rate of return capital investments in onshore North American natural gas and oil basins. We are committed to disciplined capital allocation which should include shareholder returns in the form of dividends and share buybacks. We expect that our strong balance sheet and liquidity position will allow us to opportunistically invest in both our existing project areas and potential new projects.

To date, our investments have been focused in our position in the prolific Marcellus unconventional reservoir in Pennsylvania (“PA”). Our PA assets are supported by our 35% ownership in the Auburn GGS. We have a substantial remaining drillable location inventory within our existing leaseholds.

On May 9, 2023, Epsilon acquired a 10% interest in two wellbores located in Eddy County, New Mexico from a private operator. The wells are currently on production. Total capital expenditure (net to Epsilon) was $2.1 million.

On May 16, 2023, Epsilon acquired a 25% working interest in 1,297 gross acres on the Central Basin Platform in Ector County, Texas from a private operator. The Company will participate in the drilling and completion of 2 gross wells, both 10,000’ laterals, over the remainder of 2023. The first well is already drilled and first production from both wells is estimated for the fourth quarter of 2023. Total capital expenditure (net to Epsilon) to date was $3.7 million.

On June 20, 2023, Epsilon acquired a 25% working interest in 11,067 gross acres on the Central Basin Platform in Ector County, Texas from a private operator. Initial plans call for 2-4 wells to be drilled on the position in 2024 with plans expected to be finalized by the end of 2023. Total capital expenditure (net to Epsilon) was $6.3 million.

We continue to evaluate new opportunities in numerous onshore North American natural gas and oil basins.

Three and six months ended June 30, 2023 Highlights

Operational Highlights

Marcellus Shale – Pennsylvania

● During the three months ended June 30, 2023, Epsilon's realized natural gas price was $1.38 per Mcf, an 80% decrease over the three months ended June 30, 2022. During the six months ended June 30, 2023, Epsilon's realized natural gas price was $2.01 per Mcf, a 65% decrease from the six months ended June 30, 2022.

● During the three months ended June 30, 2023, Epsilon’s net revenue interest natural gas production was 2.0 Bcf compared to 2.2 Bcf during the same period in 2022, a 9% decrease. During the six months ended June 30, 2023, Epsilon’s net revenue interest natural gas production was 4.5 Bcf compared to 4.6 Bcf during the same period in 2022, a 2% decrease.

●	Gathered and delivered 15.8 Bcf gross (5.5 net to Epsilon's interest) during the three months ended June, 2023, or 174 MMcf/d through the Auburn Gas Gathering System. Gathered and delivered 32.0 Bcf (11.2 net to Epsilon's interest) during the six months ended June 30, 2023, or 177 MMcf/d through the Auburn Gas Gathering System.

Anadarko, NW Stack Trend – Oklahoma

● During the three months ended June 30, 2023, Epsilon's realized price for all Oklahoma production was $4.75 per Mcfe, a 47% decline from the three months ended June 30, 2022. During the six months ended June 30, 2023, Epsilon's realized price for all Oklahoma production was $5.59 per Mcfe, a 34% decrease from the six months ended June 30, 2022.

● Total net revenue interest production for the three months ended June 30, 2023 included natural gas, oil and other liquids and was 0.18 Bcfe, a 44% decrease from the same period in 2022. Total net revenue interest production for the six months ended June 30, 2023 included natural gas, oil and other liquids and was 0.35 Bcfe, a 29% decrease over the same period in 2022.

●	In the second quarter of 2023, the Company completed 1 gross (.11 net) well. At June 30, 2023, the Company had no further wells awaiting completion.

Permian Basin – New Mexico and Texas

● During the three and six months ended June 30, 2023, Epsilon's realized price for all New Mexico production was $47.45 per Boe.

●	Total net revenue interest production for the three and six months ended June 30, 2023 included natural gas, oil and other liquids and was 14.9 Mboe.

● In the second quarter of 2023, the Company drilled and completed 2 gross (.20 net) wells in New Mexico.

●	In Texas, the Company acquired a 25% undivided interest in 12,373 acres (3,093 net acres) in Ector County and drilled 1 gross (.25 net) well. At June 30, 2023, the Company had 1 gross (.25 net) well awaiting completion.

Non-GAAP Financial Measures-Adjusted EBITDA

Epsilon defines Adjusted EBITDA as earnings before (1) net interest expense, (2) taxes, (3) depreciation, depletion, amortization and accretion expense, (4) impairments of natural gas and oil properties, (5) non-cash stock compensation expense, (6) gain or loss on sale of assets, (7) gain or loss on derivative contracts net of cash received or paid on settlement, and (8) other income. Adjusted EBITDA is not a measure of financial performance as determined under U.S. GAAP and should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with U.S. GAAP or as a measure of profitability or liquidity.

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

The table below sets forth a reconciliation of net income to Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022, which is the most directly comparable measure of financial performance calculated under U.S. GAAP and should be reviewed carefully.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income	$430,589	$10,582,988	$3,960,416	$16,388,876
Add Back:
Interest (income) expense, net	(398,779)	(21,200)	(861,104)	(21,102)
Income tax expense	246,142	4,019,576	1,573,064	6,201,474
Depreciation, depletion, amortization, and accretion	1,615,728	1,803,739	3,388,734	3,192,958
Stock based compensation expense	179,748	194,050	359,496	336,352
Loss (gain) on sale of assets	1,449,871	(221,642)	1,449,871	(221,642)
Loss (gain) on derivative contracts net of cash received or paid on settlement	641,380	(940,553)	(63,980)	(1,180,377)
Foreign currency translation loss	(5)	(1,071)	(987)	4,331
Adjusted EBITDA	$4,164,674	$15,415,887	$9,805,510	$24,700,870

Results of Operations

Net Operating Revenues

For the six months ended June 30, 2023 revenues decreased $17.6 million, or 53%, to $15.9 million from $33.5 million during the same period of 2022.

Revenue and volume statistics for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues
Pennsylvania
Natural gas revenue	$2,756,313	$15,089,325	$8,609,038	$25,220,340
Volume (MMcf)	2,004	2,174	4,290	4,439
Avg. Price ($/Mcf)	$1.38	$6.94	$2.01	$5.68
Gathering system revenue	$2,202,064	$1,987,168	$4,588,759	$4,107,941
Total PA Revenues	$4,958,377	$17,076,493	$13,197,797	$29,328,281
New Mexico
Natural gas revenue	$34,444	$—	$34,444	$—
Volume (MMcf)	19	—	19	—
Avg. Price ($/Mcf)	$1.78	$—	$1.78	$—
Natural liquids revenue	$69,199	$—	$69,199	$—
Volume (MBO)	3.9	—	3.9	—
Avg. Price ($/Bbl)	$17.82	$—	$17.82	$—
Oil and condensate revenue	$603,415	$—	$603,415	$—
Volume (MBO)	7.8	—	7.8	—
Avg. Price ($/Bbl)	$77.48	$—	$77.48	$—
Total NM Revenues	$707,058	$—	$707,058	$—
Oklahoma
Natural gas revenue	$215,939	$895,023	$619,392	$1,467,092
Volume (MMcf)	94	150	190	235
Avg. Price ($/Mcf)	$2.29	$5.97	$3.25	$6.23
Natural liquids revenue	$175,789	$688,397	$372,084	$1,002,825
Volume (MBO)	7.5	16.3	13.6	26.0
Avg. Price ($/Bbl)	$23.49	$42.31	$27.44	$38.51
Oil and condensate revenue	$442,973	$1,243,091	$960,081	$1,704,904
Volume (MBO)	6.1	11.4	12.9	16.4
Avg. Price ($/Bbl)	$72.57	$109.51	$74.45	$103.66
Total OK Revenues	$834,701	$2,826,511	$1,951,557	$4,174,821
Total Revenues	$6,500,136	$19,903,004	$15,856,412	$33,503,102

Upstream natural gas revenue for the six months ended June 30, 2023 decreased by $17.4 million, or 65%, over the same period in 2022. A decrease of $16.4 million was due to lower natural gas prices and a decrease of $1.0 million was due to lower sales volumes as a result of natural decline in the wells. Upstream natural gas revenue for the three months ended June 30, 2023 decreased by $13.0 million, or 81%, over the same period in 2022. A decrease of $11.6 million was due to lower natural gas prices and a decrease of $1.4 million due to lower sales volumes as a result of natural decline in the wells.

Upstream natural gas liquids revenue for the six months ended June 30, 2023 decreased by $0.6 million, or 56% over the same period in 2022.  A decrease of $0.3 million was due to lower prices and a decrease of $0.3 million was due to lower sales volumes. Upstream natural gas liquids revenue for the three months ended June 30, 2023 decreased by $0.4 million, or 64% over the same period in 2022.  A decrease of $0.2 million was due to lower prices and a decrease of $0.2 million was due to lower sales volumes.

Upstream oil and condensate revenue for the six months ended June 30, 2023 decreased by $0.1 million, or 8% over the same period in 2022.  An increase of $0.5 million was due to higher volumes offset by a decrease of $0.6 million due to lower prices. Upstream oil and condensate revenue for the three months ended June 30, 2023 decreased by $0.2 million, or 16% over the same period in 2022.  An increase of $0.3 million was due to higher volumes offset by a decrease of $0.5 million due to lower prices.

Gathering system revenue increased $0.5 million, or 12%, six months ended June 30, 2023 over the same period in 2022. This was the result of anchor shipper volumes, which pay the full gathering rate, increasing from 65% to 85% of total throughput. Gathering system revenue increased by $0.2 million, or 11%, for the three months ended June 30, 2023 over the same period in 2022. This was the result of anchor shipper volumes, which pay the full gathering rate, increasing from 68% to 82% of total throughput. Revenues derived from transporting and compressing our production, which have been eliminated from gathering system revenues amounted to $0.4 million for each of the three and six months ended June 30, 2023 and 2022.

Operating Costs

The following table presents total cost and cost per unit of production (Mcfe), including ad valorem, severance, and production taxes for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Lease operating costs	$1,440,521	$2,252,017	$2,844,800	$3,657,507
Gathering system operating costs	570,934	541,228	1,222,275	1,065,603
	$2,011,455	$2,793,245	$4,067,075	$4,723,110

Upstream operating costs—Total $/Mcfe	0.63	0.90	0.60	0.74
Gathering system operating costs $/Mcf	0.17	0.14	0.17	0.13

Operating costs include the effects of elimination entries to remove the gathering fees paid to Epsilon’s ownership in the gathering system.

Upstream operating costs consist of lease operating expenses necessary to extract natural gas and oil, including gathering and treating the natural gas and oil to ready it for sale. For the six months ended June 30, 2023 these costs decreased by $0.8 million, or 22%, over the same period in 2022. For the three months ended June 30, 2023 these costs decreased by $0.8 million, or 36%, over the same period in 2022. Operating costs in 2022 were increased due to extraordinary plugging and abandonment costs related to atypical wellbore conditions in two older vintage wells in Pennsylvania, which is not representative of the other wells.

Gathering system operating costs consist primarily of rental payments for the natural gas fueled compression units and overhead fees due to the system’s operator. For the six months ended June 30, 2023, gathering system operating costs increased by $0.2 million, or 15% from the same period in 2022. For the three months ended June 30, 2023, gathering system operating costs increased by $0.03 million, or 5% from the same period in 2022. This increase is due to a CPI-U adjusted increase to the G&A fee on these volumes and compressor rentals.

Depletion, Depreciation, Amortization and Accretion (“DD&A”)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Depletion, depreciation, amortization and accretion	$1,615,728	$1,803,739	$3,388,734	$3,192,958

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

Accretion expense is related to the asset retirement costs.

DD&A expense for the three and six months ended June 30, 2023 was consistent compared to the same periods in 2022.

Loss (gain) on sale of assets

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Loss (gain) on sale of assets	$1,449,871	$(221,642)	$1,449,871	$(221,642)

Epsilon sold two Oklahoma assets in April 2023 and one Oklahoma asset in April 2022. Loss on sale of assets increased by $1.7 million during the three and six months ended June 30, 2023 from 2022 due to the assets sold in 2023 having a larger net book value than the asset sold in 2022.

General and Administrative (“G&A”)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
General and administrative	$1,776,374	$1,659,193	$3,979,895	$2,972,627

G&A expenses consist of general corporate expenses such as compensation, legal, accounting and professional fees, consulting services, travel and other related corporate costs such as stock options granted and restricted shares of stock granted and the related non-cash compensation.

G&A expenses increased by $1.0 million, or 35%, during the six months ended June 30, 2023 from 2022. This was primarily due to an increase of $0.7 million in compensation, $0.6 million from management transition and $0.1 million from Board of Directors pay adjustment, and an increase of $0.3 million in other service fees. G&A expenses increased by $0.1 million, or 7%, during the three months ended June 30, 2023 from 2022. This was primarily due to a $0.3 million increase in compensation, $0.2 million from management transition and $0.1 million from Board of Directors pay adjustment, offset by a decrease of $0.2 million in legal fees.

Interest Expense

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Interest expense	$34,422	$745	$62,859	$16,064

Interest expense relates to the fees paid on the revolving credit facility.

Interest expense for the three and six months ended June 30, 2023 and 2022 increased as a result of the reduction in the borrowing base during 2022 and an increase in the borrowing base in 2023.

Gain (Loss) on Derivative Contracts

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Gain (loss) on derivative contracts	$628,178	$776,994	$1,696,838	$(194,910)

For the three and six months ended June 30, 2023, Epsilon had NYMEX HH Natural Gas Futures swaps and Tennessee Gas Pipeline Zone 4 basis swap derivative contracts for the purpose of hedging a portion of its physical natural gas sales revenue. For the three and six months ended June 30, 2022, Epsilon had NYMEX HH two-way collars and Tennessee Gas Pipeline Zone 4 basis swap derivative contracts for the same hedging purpose. During the three and six months ended June 30, 2023, we received cash settlements of $1,272,970 and $1,632,858, respectively. During the three and six months ended June 30, 2022, we paid net cash settlements of $163,559 and $1,375,287, respectively.

For the three and six months ended June 30, 2023, realized gains on derivative contracts increased primarily due to the decrease in NYMEX HH Natural Gas Futures prices resulting in an increase in value of the NYMEX HH swaps. As of June 30, 2023, the Company had no derivative contracts beyond October 2023.

Capital Resources and Liquidity

Cash Flow

The primary source of cash for Epsilon during the three and six months ended June 30, 2023 and 2022 was funds generated from operations. The primary uses of cash for the three and six months ended June 30, 2023 were development of natural gas properties, investment in U.S. Treasury Bills, the repurchase of shares of common stock, and the distribution of dividends. The primary uses of cash for the three and six months ended June 30, 2022 were development of natural gas properties, the repurchase of shares of common stock, and the distribution of dividends.

At June 30, 2023, we had a working capital surplus of $39.2 million, a decrease of $10.1 million from the $49.2 million surplus at December 31, 2022. The Company anticipates its current cash balance, short term investments, available borrowings, and cash flows from operations to be sufficient to meet its cash requirements for at least the next twelve months.

Six months ended June 30, 2023 compared to 2022

During the six months ended June 30, 2023, $10.2 million was provided by the Company’s operating activities, compared to $15.8 million provided during the same period in 2022, a $5.6 million, and 35% decrease.

The Company used $40.0 million of cash for investing activities during the six months ended June 30, 2023. The Company had a $26.5 million net investment in U.S Treasury Bills and $13.5 million on leasehold and development costs targeting increasing production in Pennsylvania, Texas, New Mexico, and Oklahoma. The Company used $5.0 million of cash for investing activities during the six months ended June 30, 2022. This was spent primarily on leasehold and development costs targeting increasing production in Pennsylvania and Oklahoma.

The Company used $5.9 million of cash for financing activities during the six months ended June 30, 2023 compared to $6.3 million during the same period in 2022. This was spent primarily on dividend payments and the repurchase of shares of common stock.

Credit Agreement

The Company closed a senior secured reserve based revolving credit facility on June 28, 2023 with Frost Bank as issuing bank and sole lender. The new facility replaced the Company’s previous facility. The initial commitment and borrowing base is $35 million, supported by the Company’s upstream assets in Pennsylvania and subject to semi-annual redeterminations with a maturity date of the earlier of June 28, 2027 or the date that the commitments are terminated. Interest will be charged at the Daily Simple SOFR rate plus a margin of 3.25%. The facility is secured by the assets of the Company’s Epsilon Energy USA subsidiary (Borrower). There are currently no borrowings under the facility.

Under the terms of the facility, the Company must adhere to the following financial covenants:

●	Current ratio of 1.0 to 1.0 (current assets / current liabilities)
●	Leverage ratio of less than 2.5 to 1.0 (total debt / income adjusted for interest, taxes and non-cash amounts)

Additionally, if the Leverage ratio is greater than 1.0 to 1.0, or the borrowing base utilization is greater than 50%, the Company is required to hedge 50% of the anticipated production from PDP reserves for a rolling 24 month period.

Repurchase Transactions

On March 9, 2023, the Board of Directors authorized a new share repurchase program of up to 2,292,644 common shares, representing 10% of the outstanding common shares of Epsilon, for an aggregate purchase price of not more than US $15.0 million. The program is pursuant to a normal course issuer bid and will be conducted in accordance with Rule 10b-18 under the Exchange Act. The program commenced on March 27, 2023 and will end on March 26, 2024, unless the maximum amount of common shares is purchased before then or Epsilon provides earlier notice of termination. During the six months ended June 30, 2023, we repurchased 372,275 common shares at an average price of $5.19 per share (excluding commissions) under the new plan.

The previous share repurchase program commenced on March 8, 2022. During the year ended December 31, 2022, we repurchased 982,500 common shares of the maximum of 1,183,410 authorized for repurchase and spent $6,234,879 under the plan. The repurchased stock had an average price of $6.32 per share (excluding commissions) and was subsequently retired during the year ended December 31, 2022. In 2023, we repurchased and retired 190,700 common shares at an average price of $5.82 per share (excluding commissions) before the plan terminated on March 7, 2023.

During the six months ended June 30, 2023, the Company repurchased 562,975 shares at an average price of $5.40 per share (excluding commissions) under the two consecutive repurchase programs.

Derivative Transactions

The Company has entered into hedging arrangements to reduce the impact of natural gas price volatility on operations. By reducing the price volatility from a portion of natural gas production, the potential effects of changing prices on operating cash flows have been partially mitigated, but not eliminated. While mitigating the negative effects of falling commodity prices, these derivative contracts also limit the benefits we might otherwise receive from increases in commodity prices.

At June 30, 2023, Epsilon’s outstanding natural gas commodity contracts consisted of the following:

		Weighted Average Price ($/MMbtu)
	Volume		Basis	Fair Value of Asset
Derivative Type	(MMbtu)	Swaps	Differential	June 30, 2023
2023
NYMEX Henry Hub swap	460,000	$5.21	$—	$1,106,445
Tennessee Z4 basis swap	460,000	$—	$(1.25)	179,625
	920,000			$1,286,070

Contractual Obligations

The Company enters into commitments for capital expenditures in advance of the expenditures being made. As of June 30, 2023, the Company had short term commitments of $1.6 million for capital expenditures and long term commitments of $7.4 million for asset retirement obligations.

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

At June 30, 2023 and 2022, the outstanding principal balance under the credit agreement was nil.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of June 30, 2023 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Epsilon filed a notice of appeal on February 15, 2022 challenging both the motion to dismiss and motion for reconsideration decisions.  Chesapeake filed a cross-appeal on March 1, 2022.  A briefing schedule was set and briefing closed October 14, 2022.  Oral argument was held in January 2023.  We are awaiting a decision on the appeal.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by Epsilon Energy Ltd.

The following table contains information about our acquisition of equity securities during the six months ended June 30, 2023.

			Maximum number
			of shares
	Total number	Average price	remaining to be
	of shares	paid per	purchased under
	purchased	share	the program
Beginning of normal-course issuer bid, March 8, 2022 (1)			1,183,410
January 2023	125,200	$5.96
February 2023	65,500	$5.63
Total as of March 7, 2023	190,700	$5.82	10,210

Beginning of normal-course issuer bid, March 27, 2023 (2)			2,292,644
March 2023	47,220	$5.32
April 2023	70,406	$5.35
May 2023	83,097	$5.11
June 2023	171,552	$5.13
Total as of June 30, 2023	372,275	$5.11	1,920,369
(1)	Epsilon repurchased these shares under its 2022-2023 share repurchase program that commenced on March 8, 2022 and terminated on March 7, 2023.
(2)	Epsilon repurchased these shares under its 2023-2024 share repurchase program that commenced on March 27, 2023.

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

Epsilon Energy Ltd.
(Registrant)

Date: August 10, 2023	By:	/s/ J. Andrew Williamson
J. Andrew Williamson
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)