Form 10-Q
period 2023-09-30
Epsilon Energy Ltd.
filed 2023-11-09
CIK 1726126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes ☐ No ⌧

As of November 8, 2023, there were 22,160,439 Common Shares outstanding.

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

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$12,498,051	$45,236,584
Accounts receivable	4,006,278	7,201,386
Short term investments	18,870,468	—
Fair value of derivatives	—	1,222,090
Prepaid income taxes	1,954,788	1,140,094
Other current assets	920,224	632,154
Operating lease right-of-use assets	—	31,383
Total current assets	38,249,809	55,463,691
Non-current assets
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	154,190,226	148,326,265
Unproved properties	26,185,843	18,169,157
Accumulated depletion, depreciation, amortization and impairment	(111,142,288)	(107,729,293)
Total oil and gas properties, net	69,233,781	58,766,129
Gathering system	42,694,512	42,639,001
Accumulated depletion, depreciation, amortization and impairment	(35,241,595)	(34,500,740)
Total gathering system, net	7,452,917	8,138,261
Land	637,764	637,764
Buildings and other property and equipment, net	303,211	286,035
Total property and equipment, net	77,627,673	67,828,189
Other assets:
Operating lease right-of-use assets, long term	468,833	—
Restricted cash	495,000	570,363
Fair value of derivatives, long term	42,005	—
Prepaid drilling costs	2,891,250	—
Total non-current assets	81,524,761	68,398,552
Total assets	$119,774,570	$123,862,243

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable trade	$1,855,591	$1,695,353
Gathering fees payable	556,437	935,012
Royalties payable	1,241,533	2,223,043
Accrued capital expenditures	195,917	41,694
Accrued compensation	631,646	598,351
Other accrued liabilities	556,814	690,655
Fair value of derivatives	126,508	—
Operating lease liabilities	55,656	35,299
Total current liabilities	5,220,102	6,219,407
Non-current liabilities
Asset retirement obligations	2,794,743	2,780,237
Deferred income taxes	11,805,453	10,617,394
Operating lease liabilities, long term	498,155	—
Total non-current liabilities	15,098,351	13,397,631
Total liabilities	20,318,453	19,617,038
Commitments and contingencies (Note 10)
Shareholders' equity
Preferred shares, no par value, unlimited shares authorized, none issued or outstanding	—	—
Common shares, no par value, unlimited shares authorized and 22,126,800 shares issued and outstanding at September 30, 2023 and 23,117,144 issued and outstanding at December 31, 2022	118,209,690	123,904,965
Additional paid-in capital	10,655,378	9,856,229
Accumulated deficit	(39,158,820)	(39,290,540)
Accumulated other comprehensive income	9,749,869	9,774,551
Total shareholders' equity	99,456,117	104,245,205
Total liabilities and shareholders' equity	$119,774,570	$123,862,243

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues from contracts with customers:
Gas, oil, NGL, and condensate revenue	$3,241,531	$19,171,121	$14,509,184	$48,566,282
Gas gathering and compression revenue	3,068,996	2,072,806	7,657,755	6,180,747
Total revenue	6,310,527	21,243,927	22,166,939	54,747,029

Operating costs and expenses:
Lease operating expenses	1,559,957	2,024,229	4,404,757	5,681,736
Gathering system operating expenses	631,725	600,672	1,854,000	1,666,275
Development geological and geophysical expenses	—	2,387	—	7,159
Depletion, depreciation, amortization, and accretion	1,392,032	1,706,030	4,780,766	4,898,988
Loss (gain) on sale of oil and gas properties	—	—	1,449,871	(221,642)
General and administrative expenses:
Stock based compensation expense	439,653	500,597	799,149	836,949
Other general and administrative expenses	1,540,358	2,015,272	5,160,757	4,651,547
Total operating costs and expenses	5,563,725	6,849,187	18,449,300	17,521,012
Operating income	746,802	14,394,740	3,717,639	37,226,017

Other income (expense):
Interest income	384,732	89,638	1,308,695	126,804
Interest expense	(8,760)	(17,501)	(71,619)	(33,565)
(Loss) gain on derivative contracts	(24,303)	(929,637)	1,672,535	(1,124,547)
Other income (expense), net	468	(32,777)	5,169	(99,896)
Other income (expense), net	352,137	(890,277)	2,914,780	(1,131,204)

Net income before income tax expense	1,098,939	13,504,463	6,632,419	36,094,813
Income tax expense	710,164	3,896,010	2,283,228	10,097,484
NET INCOME	$388,775	$9,608,453	$4,349,191	$25,997,329
Currency translation adjustments	(846)	(34,524)	(2,317)	(48,272)
Unrealized gain (loss) on securities	24,641	—	(22,365)	—
NET COMPREHENSIVE INCOME	$412,570	$9,573,929	$4,324,509	$25,949,057

Net income per share, basic	$0.02	$0.42	$0.19	$1.11
Net income per share, diluted	$0.02	$0.41	$0.19	$1.11
Weighted average number of shares outstanding, basic	22,118,984	23,011,729	22,616,539	23,419,666
Weighted average number of shares outstanding, diluted	22,178,686	23,169,658	22,631,550	23,524,574

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

						Accumulated
						Other		Total
	Common Shares Issued		Treasury Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	paid-in Capital	Income	Deficit	Equity
Balance at January 1, 2023	23,117,144	$123,904,965	—	$—	$9,856,229	$9,774,551	$(39,290,540)	$104,245,205
Net income	—	—	—	—	—	—	3,529,827	3,529,827
Dividends paid	—	—	—	—	—	—	(1,412,455)	(1,412,455)
Stock-based compensation expense	—	—	—	—	179,748	—	—	179,748
Buyback of common shares	—	—	(237,920)	(1,367,425)	—	—	—	(1,367,425)
Retirement of treasury shares	(190,700)	(1,115,306)	190,700	1,115,306	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(2,600)	—	(2,600)
Balance at March 31, 2023	22,926,444	$122,789,659	(47,220)	$(252,119)	$10,035,977	$9,771,951	$(37,173,168)	$105,172,300
Net income	—	—	—	—	—	—	430,589	430,589
Dividends paid	—	—	—	—	—	—	(1,416,147)	(1,416,147)
Stock-based compensation expense	—	—	—	—	179,748	—	—	179,748
Buyback of common shares	—	—	(325,055)	(1,687,350)	—	—	—	(1,687,350)
Retirement of treasury shares	(277,154)	(1,441,655)	277,154	1,441,655	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(45,877)	—	(45,877)
Balance at June 30, 2023	22,649,290	$121,348,004	(95,121)	$(497,814)	$10,215,725	$9,726,074	$(38,158,726)	$102,633,263
Net income	—	—	—	—	—	—	388,775	388,775
Dividends paid	—	—	—	—	—	—	(1,388,869)	(1,388,869)
Stock-based compensation expense	—	—	—	—	439,653	—	—	439,653
Buyback of common shares	—	—	(525,000)	(2,640,500)	—	—	—	(2,640,500)
Retirement of treasury shares	(620,121)	(3,138,314)	620,121	3,138,314	—	—	—	—
Vesting of shares of restricted stock	97,631	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	23,795	—	23,795
Balance at September 30, 2023	22,126,800	$118,209,690	—	$—	$10,655,378	$9,749,869	$(39,158,820)	$99,456,117

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

						Accumulated
						Other		Total
	Common Shares Issued		Treasury Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	paid-in Capital	Income	Deficit	Equity
Balance at January 1, 2022	24,202,218	$131,815,739	(534,015)	$(2,423,007)	$8,835,203	$9,818,605	$(68,783,207)	$79,263,333
Net income	—	—	—	—	—	—	5,805,888	5,805,888
Dividends paid	—	—	—	—	—	—	(1,483,027)	(1,483,027)
Stock-based compensation expense	—	—	—	—	142,302	—	—	142,302
Exercise of stock options	38,750	209,312	—	—	—	—	—	209,312
Retirement of treasury shares	(534,015)	(2,423,007)	534,015	2,423,007	—	—	—	—
Other comprehensive income	—	—	—	—	—	5,402	—	5,402
Balance at March 31, 2022	23,706,953	$129,602,044	—	$—	$8,977,505	$9,824,007	$(64,460,346)	$83,943,210
Net income	—	—	—	—	—	—	10,582,988	10,582,988
Dividends paid	—	—	—	—	—	—	(1,486,650)	(1,486,650)
Stock-based compensation expense	—	—	—	—	194,050	—	—	194,050
Exercise of stock options	72,500	399,475	—	—	—	—	—	399,475
Buyback of common shares	—	—	(697,100)	(4,554,822)	—	—	—	(4,554,822)
Retirement of treasury shares	(423,000)	(2,907,999)	423,000	2,907,999	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(19,150)	—	(19,150)
Balance at June 30, 2022	23,356,453	$127,093,520	(274,100)	$(1,646,823)	$9,171,555	$9,804,857	$(55,364,008)	$89,059,101
Net income	—	—	—	—	—	—	9,608,453	9,608,453
Dividends paid	—	—	—	—	—	—	(1,453,043)	(1,453,043)
Stock-based compensation expense	—	—	—	—	500,597	—	—	500,597
Exercise of stock options	27,500	138,325	—	—	—	—	—	138,325
Buyback of common shares	—	—	(285,400)	(1,680,057)	—	—	—	(1,680,057)
Vesting of shares of restricted stock	187,155	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(34,524)	—	(34,524)
Balance at September 30, 2022	23,571,108	$127,231,845	(559,500)	$(3,326,880)	$9,672,152	$9,770,333	$(47,208,598)	$96,138,852

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$4,349,191	$25,997,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	4,780,766	4,898,988
Accretion of discount on available for sale securities	(574,341)	—
Gain on available for sale securities	(60,494)	—
Loss (gain) on sale of oil and gas properties	1,449,871	(221,642)
(Gain) loss on derivative contracts	(1,672,535)	1,124,547
Settlement received (paid) on derivative contracts	2,979,128	(1,396,698)
Settlement of asset retirement obligation	(3,482)	(118,259)
Stock-based compensation expense	799,149	836,949
Deferred income tax expense (benefit)	1,188,059	439,857
Changes in assets and liabilities:
Accounts receivable	3,195,108	(5,472,585)
Prepaid income taxes	(814,694)	—
Other assets and liabilities	(67,008)	(205,717)
Accounts payable, royalties payable and other accrued liabilities	(1,191,558)	1,511,652
Income taxes payable	—	2,021,246
Net cash provided by operating activities	14,357,160	29,415,667
Cash flows from investing activities:
Additions to unproved oil and gas properties	(8,017,412)	(226,439)
Additions to proved oil and gas properties	(7,860,073)	(5,528,037)
Additions to gathering system properties	(52,069)	(129,985)
Additions to land, buildings and property and equipment	(49,689)	(13,258)
Purchases of short term investments	(32,812,974)	—
Proceeds from short term investments	14,554,976	—
Proceeds from sale of oil and gas properties	12,498	200,000
Prepaid drilling costs	(2,891,250)	—
Net cash used in investing activities	(37,115,993)	(5,697,719)
Cash flows from financing activities:
Buyback of common shares	(5,695,275)	(6,234,879)
Exercise of stock options	—	747,112
Dividends paid	(4,217,471)	(4,422,720)
Debt issuance costs	(140,000)	—
Net cash used in financing activities	(10,052,746)	(9,910,487)
Effect of currency rates on cash, cash equivalents, and restricted cash	(2,317)	(48,272)
(Decrease) increase in cash, cash equivalents, and restricted cash	(32,813,896)	13,759,189
Cash, cash equivalents, and restricted cash, beginning of period	45,806,947	27,065,423
Cash, cash equivalents, and restricted cash, end of period	$12,993,051	$40,824,612

Supplemental cash flow disclosures:
Income taxes paid	$1,442,304	$7,626
Interest paid	$88,835	$50,872

Non-cash investing activities:
Change in proved properties accrued in accounts payable and accrued liabilities	$41,947	$(194,391)
Change in gathering system accrued in accounts payable and accrued liabilities	$3,441	$12,882
Asset retirement obligation asset additions and adjustments	$4,640	$10,821

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

In July 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-03 to amend various SEC paragraphs in the Accounting Standards Codification (“ASC”) to primarily reflect the issuance of SEC Staff Accounting Bulletin No. 120. ASU No. 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120 (“SAB 120”), SEC Staff Announcement at the March 24, 2022 Emerging Issues Task Force (“EITF”) Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock.” ASU 2023-03 amends the ASC for SEC updates pursuant to SEC Staff Accounting Bulletin No. 120; SEC Staff Announcement at the March 24, 2022 EITF Meeting; and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 – General Revision of Regulation S-X; Income or Loss Applicable to Common Stock. SAB 120 provides guidance on the measurement and disclosure of share-based awards shortly before announcing material nonpublic information. These updates were immediately effective and did not have any impact on our condensed consolidated financial statements.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts in the Consolidated Statements of Cash Flows as of September 30, 2023 and December, 31 2022:

	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$12,498,051	$45,236,584
Restricted cash included in other assets	495,000	570,363
Cash, cash equivalents, and restricted cash in the statement of cash flows	$12,993,051	$45,806,947

4. Short Term Investments

Short term investments are highly liquid investments with original maturities between three and twelve months. The Company’s short term investments consist of US Treasury Bills. These investments were previously classified as

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

The following table summarizes the available-for-sale short term investments as of September 30, 2023 and December 31, 2022.

	September 30, 2023			December 31, 2022
	Amortized	Unrealized	Fair	Amortized	Unrealized	Fair
	Cost	Losses	Value	Cost	Losses	Value
U.S. Treasury Bills	$18,892,833	$(22,365)	$18,870,468	$—	$—	$—

During the nine months ended September 30, 2023, the Company sold securities with a carrying amount of $10,394,482 for total proceeds of $10,454,976. The realized gains on these sales were $60,494. An additional $4,100,000 of securities reached maturity with total realized gains of $97,333. During the three months ended September 30, 2023, the Company sold securities with a carrying amount of $4,089,668 for total proceeds of $4,102,503. The realized gains on these sales were $12,835. These securities were sold to raise cash during the quarter to fund capital expenditures. An additional $4,100,000 of securities reached maturity with total realized gains of $97,333. The realized gains are included in other income in the consolidated Statements of Operations and Comprehensive Income.

5.  Property and Equipment

The following table summarizes the Company’s property and equipment as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	$154,190,226	$148,326,265
Unproved properties	26,185,843	18,169,157
Accumulated depletion, depreciation, amortization and impairment	(111,142,288)	(107,729,293)
Total oil and gas properties, net	69,233,781	58,766,129
Gathering system	42,694,512	42,639,001
Accumulated depletion, depreciation, amortization and impairment	(35,241,595)	(34,500,740)
Total gathering system, net	7,452,917	8,138,261
Land	637,764	637,764
Buildings and other property and equipment, net	303,211	286,035
Total property and equipment, net	$77,627,673	$67,828,189

Asset Acquisitions

During the nine months ended September 30, 2023, Epsilon made the following three acquisitions:

●	a 10% interest in two wellbores located in Eddy County, New Mexico for $2.1 million.
●	a 25% working interest in 1,297 gross acres in Ector County, Texas including the drilling of one well for $3.7 million and a commitment for the completion of that well for $1.6 million.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

●	a 25% working interest in 11,067 gross acres in Ector County, Texas for $6.3 million.

There were no acquisitions during the nine months ended September 30, 2022.

Property Sale

During the nine months ended September 30, 2023, Epsilon sold two wellbore-only Oklahoma assets for $12,498. This sale resulted in a loss of $1.45 million. During the nine months ended September 30, 2022, Epsilon sold one wellbore-only Oklahoma asset for $200,000.  This sale resulted in a gain of $0.22 million.

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

During the three and nine months ended September 30, 2023 and 2022, no impairment was recorded.

6. Revolving Line of Credit

The Company closed a senior secured reserve based revolving credit facility on June 28, 2023 with Frost Bank as issuing bank and sole lender. The new facility replaced the Company’s previous facility. The initial commitment and borrowing base is $35 million, supported by the Company’s upstream assets in Pennsylvania and subject to semi-annual redeterminations with a maturity date of the earlier of June 28, 2027 or the date that the commitments are terminated. The next redetermination will be December 1, 2023. Interest will be charged at the Daily Simple SOFR rate plus a margin of 3.25%. The facility is secured by the assets of the Company’s Epsilon Energy USA subsidiary (Borrower). There are currently no borrowings under the facility.

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

We were in compliance with the financial covenants of the agreement as of September 30, 2023.

	Balance at	Balance at
	September 30,	December 31,	Current
	2023	2022	Borrowing Base	Interest Rate
Revolving line of credit	$—	$—	$35,000,000	SOFR + 3.25%

7. Shareholders’ Equity

(a)Authorized shares

The Company is authorized to issue an unlimited number of Common Shares with no par value and an unlimited number of Preferred Shares with no par value.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

(b)Purchases of Equity Shares

Normal Course Issuer Bid

On March 9, 2023, the Board of Directors authorized a new share repurchase program of up to 2,292,644 common shares, representing 10% of the outstanding common shares of Epsilon, for an aggregate purchase price of not more than US $15.0 million. The program is pursuant to a normal course issuer bid and will be conducted in accordance with Rule 10b-18 under the Exchange Act. The program commenced on March 27, 2023 and will end on March 26, 2024, unless the maximum amount of common shares is purchased before then or Epsilon provides earlier notice of termination. During the nine months ended September 30, 2023, we repurchased 897,275 common shares at an average price of $5.08 per share (excluding commissions) under the new plan.

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

During the nine months ended September 30, 2023, the Company repurchased 1,087,975 shares at an average price of $5.21 per share (excluding commissions) under the two consecutive repurchase programs.

The following table contains activity relating to our acquisition of equity securities during the nine months ended September 30, 2023:

			Maximum number
			of shares
	Total number	Average price	remaining to be
	of shares	paid per	purchased under
	purchased	share	the program
Beginning of normal-course issuer bid, March 8, 2022 (1)			1,183,410
January 2023	125,200	$5.96
February 2023	65,500	$5.63
Total as of March 7, 2023	190,700	$5.82	10,210

Beginning of normal-course issuer bid, March 27, 2023 (2)			2,292,644
March 2023	47,220	$5.32
April 2023	70,406	$5.35
May 2023	83,097	$5.11
June 2023	171,552	$5.13
July 2023	525,000	$5.00
Total as of September 30, 2023	897,275	$5.08	1,395,369
(1)	Epsilon repurchased these shares under its 2022-2023 share repurchase program that commenced on March 8, 2022 and terminated on March 7, 2023, as described above.
(2)	Epsilon repurchased these shares under its 2023-2024 share repurchase program that commenced on March 27, 2023, as described above.

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

Restricted Stock Awards

For the nine months ended September 30, 2023, 144,564 shares of Restricted Stock with a weighted average market price at the grant date of $5.92 were awarded to the Company’s board of directors and employees. For the year ended December 31, 2022, 289,231 common shares of Restricted Stock with a weighted average market price at the grant date of $6.28 were awarded to the Company’s officers, employees, and board of directors. These shares vest over a three or four-year period, with an equal number of shares being issued per period on the anniversary of the award resolution. The vesting of the shares is contingent on the individuals’ continued employment or service. The Company determined the fair value of the granted Restricted Stock-based on the market price of the common shares of the Company on the date of grant.

The following table summarizes Restricted Stock activity for the nine months ended September 30, 2023, and the year ended December 31, 2022:

	Nine months ended		Year ended
	September 30, 2023		December 31, 2022
	Number of	Weighted	Number of	Weighted
	Restricted	Average	Restricted	Average
	Shares	Remaining Life	Shares	Remaining Life
	Outstanding	(years)	Outstanding	(years)
Balance non-vested Restricted Stock at beginning of period	298,210	1.74	166,002	1.38
Granted	144,564	1.75	289,231	1.86
Vested	(97,631)	—	(157,023)	—
Balance non-vested Restricted Stock at end of period	345,143	1.49	298,210	1.74

Stock compensation expense for the granted Restricted Stock is recognized over the vesting period. Stock compensation expense recognized during the three and nine months ended September 30, 2023 was $424,969 and $755,097, respectively (for the three and nine months ended September 30, 2022, $366,763 and $608,735, respectively).

At September 30, 2023, the Company had unrecognized stock-based compensation related to these shares of $1,769,257 to be recognized over a weighted average period of 1.38 years (at December 31, 2022: $1,668,564 over 1.55 years).

Performance Share Unit Awards (“PSU”)

For the nine months ended September 30, 2023, no PSUs vested and were issued. For the year ended December 31, 2022, a total of 135,667 common shares vested and were issued. Previously granted PSUs will vest on the last day of the performance period. The number of PSUs that will ultimately vest is based on two performance targets as follows:

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

The following table summarizes PSUs for the nine months ended September 30, 2023 and the year ended December 31, 2022:

	Nine months ended		Year ended
	September 30, 2023		December 31, 2022
	Number of	Weighted	Number of	Weighted
	Performance	Average	Performance	Average
	Shares	Remaining Life	Shares	Remaining Life
	Outstanding	(years)	Outstanding	(years)
Balance non-vested PSUs at beginning of period	15,833	1.00	151,500	3.84
Vested	—	—	(135,667)	—
Balance non-vested PSUs at end of period	15,833	0.25	15,833	1.00

Stock compensation expense for the granted PSUs is recognized over the vesting period. Stock compensation expense recognized during the three and nine months ended September 30, 2023 related to PSUs was $14,684 and $44,052, respectively (for the three and nine months ended September 30, 2022, $133,834 and $228,214, respectively).

At September 30, 2023, the Company had unrecognized stock-based compensation related to these shares of $14,684 to be recognized over a weighted average period of 0.25 years (at December 31, 2022: $63,328 over 0.63 years).

Stock Options

As of September 30, 2023, the Company had outstanding stock options covering 70,000 Common Shares at an overall average exercise price of $5.03 per Common Share to directors, officers, and employees of the Company and its subsidiaries. These 70,000 options have a weighted average expected remaining term of approximately 0.30 years.

The following table summarizes stock option activity for the nine months ended September 30, 2023 and the year ended December 31, 2022:

	Nine months ended		Year ended
	September 30, 2023		December 31, 2022
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
Exercise price in US$	Outstanding	Price	Outstanding	Price (1)
Balance at beginning of period	70,000	$5.03	218,750	$5.28
Exercised	—	$—	(138,750)	$5.38
Expired/Forfeited	—	$—	(10,000)	$5.51
Balance at period-end	70,000	$5.03	70,000	$5.03

Exercisable at period-end	70,000	$5.03	70,000	$5.03

At September 30, 2023, the Company had unrecognized stock-based compensation, related to these options, of nil (at December 31, 2022: nil). The aggregate intrinsic value at September 30, 2023 was $17,500 (at December 31, 2022: $112,000).

During the nine months ended September 30, 2023 and the year ended December 31, 2022, the Company awarded no stock options.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

(d) Dividends

On March 3, 2023, June 6, 2023 and August 29, 2023, the Board declared quarterly dividends of $0.0625 per common share (annualized $0.25 per common share) totaling in aggregate an amount of approximately $4.3 million that has been paid for the nine months ended September 30, 2023.

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

The following table details revenue for the three and nine months ended September 30, 2023 and 2022.

	Three months ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating revenue
Natural gas	$2,088,745	$17,893,822	$11,351,618	$44,581,254
Natural gas liquids	228,012	497,843	669,295	1,500,668
Oil and condensate	924,774	779,456	2,488,271	2,484,360
Gathering and compression fees (1)	3,068,996	2,072,806	7,657,755	6,180,747
Total operating revenue	$6,310,527	$21,243,927	$22,166,939	$54,747,029
(1)	Net of the elimination entry

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

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Allowance for Credit Losses

The Company records an allowance for credit losses on a case-by-case basis once there is evidence that collection is not probable. For the three and nine months ended September 30, 2023, there were no accounts for which collection was not probable.

The following table details accounts receivable as of September 30, 2023, December 31,2022, and December 31, 2021.

	September 30,	December 31,	December 31,
	2023	2022	2021
Accounts receivable
Natural gas and oil sales	$2,053,428	$5,696,419	$2,996,344
Joint interest billing	17,476	20,454	60,134
Gathering and compression fees	1,449,103	1,483,956	1,539,976
Commodity contract	417,260	—	—
Interest	69,011	557	477
Total accounts receivable	$4,006,278	$7,201,386	$4,596,931

9. Income Taxes

Income tax provisions for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Current:
Federal	$(105,913)	$2,566,416	$940,873	$6,564,117
State	(141,655)	1,209,063	154,296	3,093,510
Total current income tax expense	(247,568)	3,775,479	1,095,169	9,657,627
Deferred:
Federal	762,495	98,367	1,140,543	353,980
State	195,237	22,164	47,516	85,877
Total deferred tax expense	957,732	120,531	1,188,059	439,857
Income tax expense	$710,164	$3,896,010	$2,283,228	$10,097,484

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

Our effective tax rate will typically differ from the statutory federal rate primarily as a result of state income taxes and the valuation allowance against the Canadian net operating loss. The effective tax rate for the nine months ended September 30, 2023 was higher than the statutory federal rate primarily as a result of the state income taxes and U.S dividend withholding taxes on distributions to Epsilon Energy Ltd.

10. Commitments and Contingencies

The Company enters into commitments for capital expenditures in advance of the expenditures being made. As of September 30, 2023, the Company had no commitments for capital expenditures.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Epsilon filed a notice of appeal on February 15, 2022 challenging the District Court's rulings in the case. Following the Third Circuit's ruling to remand the case back to District court, Epsilon has sought and was granted a dismissal of the case without prejudice in September 2023.

11. Leases

Under ASC 842, Leases, the Company recognized an operating lease related to its corporate office as of September 30, 2023 summarized in the following table:

	September 30,	December 31,
	2023	2022
Asset
Operating lease right-of-use assets	$-	$31,383
Operating lease right-of-use assets, long term	468,833	-
Total operating lease right-of-use assets	$468,833	$31,383

Liabilities
Operating lease liabilities	$55,656	$35,299
Operating lease liabilities, long term	498,155	-
Total operating lease liabilities	$553,811	$35,299

Operating lease costs	$108,071	$32,097

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$27,010	$106,798

Weighted average remaining lease term (years) - operating lease	3.14	0.33
Weighted average discount rate (annualized) - operating lease	8.25%	8.09%

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The Company had one office lease that expired in April 2023.  On March 1, 2023, the Company commenced a new office lease with a 70 month lease term and future lease payments estimated to be approximately $0.85 million. There are no other pending leases, and no lease arrangements in which the Company is the lessor. Lease expense for operating leases was $0.11 million and $0.03 million as of September 30, 2023 and December 31, 2022, respectively. This lease expense is presented in other general and administrative expenses in the consolidated statements of operations and comprehensive income.

Future minimum lease payments as of September 30, 2023 are as follows:

Operating Leases
2023	$—
2024	134,750
2025	173,550
2026	177,021
2027	180,492
Thereafter	183,963
Total minimum lease payments	849,776
Less: imputed interest	(295,965)
Present value of future minimum lease payments	553,811
Less: current obligations under leases	(55,656)
Long-term lease obligations	$498,155

12.    Net Income Per Share

Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed based upon the weighted-average number of common shares outstanding during the period plus the assumed issuance of common shares for all potentially dilutive securities.

The net income used in the calculation of basic and diluted net income per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income	$388,775	$9,608,453	$4,349,191	$25,997,329

In calculating the net income per share, basic and diluted, the following weighted-average shares were used:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Basic weighted-average number of shares outstanding	22,118,984	23,011,729	22,616,539	23,419,666
Dilutive stock options	6,786	15,914	5,865	14,725
Unvested time-based restricted shares	41,037	104,525	—	—
Unvested performance-based restricted shares	11,879	37,490	9,146	90,183
Diluted weighted average shares outstanding	22,178,686	23,169,658	22,631,550	23,524,574

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The Company excluded the following shares from the diluted EPS because their inclusion would have been anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Anti-dilutive options	63,214	54,086	64,135	77,870
Anti-dilutive unvested time-based restricted shares	355,788	240,526	327,300	169,127
Anti-dilutive unvested performance-based restricted shares	3,954	22,445	6,687	41,319
Total Anti-dilutive shares	422,956	317,057	398,122	288,316

13. Operating Segments

Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision-maker. The chief operating decision-maker, who is responsible for allocating resources and assessing performance of the operating segments, has been identified as executive management. Segment performance is evaluated based on operating income (loss) as shown in the table below. Interest income and expense, and income taxes are managed separately on a group basis. As of September 30, 2023, general and administrative costs and interest income were moved to the Corporate segment because they are entirely comprised of corporate expenses and are not allocated to the Upstream and Gas Gathering segments. To be consistent with this current presentation, the general administrative costs and interest income for the three and nine months ended September 30, 2022 has been reclassed as well.

The Company’s reportable segments are as follows:

a.	The Upstream segment activities include acquisition, development and production of oil, natural gas, and other liquid reserves on properties within the United States;
b.	The Gas Gathering segment partners with two other companies to operate a natural gas gathering system; and
c.	The Corporate segment activities include general and administrative costs, interest income, and corporate listing and governance functions of the Company.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Segment activity as of, and for the nine months ended September 30, 2023 and 2022 is as follows:

	Upstream	Gas Gathering	Corporate	Elimination	Consolidated
As of and for the nine months ended September 30, 2023
Operating revenue
Natural gas	$11,351,618	$—	$—	$—	$11,351,618
Natural gas liquids	669,295	—	—	—	669,295
Oil and condensate	2,488,271	—	—	—	2,488,271
Gathering and compression fees	—	8,694,987	—	(1,037,232)	7,657,755
Total operating revenue (1)	14,509,184	8,694,987	—	(1,037,232)	22,166,939

Operating costs
Operating costs	6,891,860	1,854,030	5,959,876	(1,037,232)	13,668,534
Depletion, depreciation, amortization and accretion	4,034,760	746,006	—	—	4,780,766
Operating income (loss)	3,582,564	6,094,951	(5,959,876)	—	3,717,639

Other income (expense)
Interest income	—	—	1,308,695	—	1,308,695
Interest expense	(71,619)	—	—	—	(71,619)
Gain on derivative contracts	1,672,535	—	—	—	1,672,535
Other income	4,083	—	1,086	—	5,169
Other income (expense), net	1,604,999	—	1,309,781	—	2,914,780
Net income (loss) before income tax expense	$5,187,563	$6,094,951	$(4,650,095)	$—	$6,632,419

Segment assets
Current assets, net	$—	$—	$38,786,814	$—	$38,786,814
Proved properties	43,047,938	—	—	—	43,047,938
Unproved properties	26,185,843	—	—	—	26,185,843
Gathering system	—	7,452,917	—	—	7,452,917
Other property and equipment	3,832,225	—	—	—	3,832,225
Operating lease right-of-use asset	—	—	468,833	—	468,833
Total segment assets	$73,066,006	$7,452,917	$39,255,647	$—	$119,774,570

As of and for the nine months ended September 30, 2022
Operating revenue
Natural gas	$44,581,254	$—	$—	$—	$44,581,254
Natural gas liquids	1,500,668	—	—	—	1,500,668
Oil and condensate	2,484,360	—	—	—	2,484,360
Gathering and compression fees	—	7,290,507	—	(1,109,760)	6,180,747
Total operating revenue (1)	48,566,282	7,290,507	—	(1,109,760)	54,747,029

Operating costs
Operating costs	6,577,013	1,666,275	5,488,496	(1,109,760)	12,622,024
Depletion, depreciation, amortization and accretion	4,075,282	823,706	—	—	4,898,988
Operating income (loss)	37,913,987	4,800,526	(5,488,496)	—	37,226,017

Other income (expense)
Interest income	—	—	126,804	—	126,804
Interest expense	(33,565)	—	—	—	(33,565)
Loss on derivative contracts	(1,124,547)	—	—	—	(1,124,547)
Other (expense) income	(100,315)	—	419	—	(99,896)
Other income (expense), net	(1,258,427)	—	127,223	—	(1,131,204)
Net income (loss) before income tax expense	$36,655,560	$4,800,526	$(5,361,273)	$—	$36,094,813

Segment assets
Current assets, net	$—	$—	$51,702,041	$—	$51,702,041
Proved properties	40,738,961	—	—	—	40,738,961
Unproved properties	18,085,385	—	—	—	18,085,385
Gathering system	—	8,355,116	—	—	8,355,116
Other property and equipment	933,210	—	—	—	933,210
Total segment assets	$59,757,556	8,355,116	51,702,041	—	119,814,713
(1)	Segment operating revenue represents revenues generated from the operations of the segment. Inter-segment sales during the nine months ended September 30, 2023 and 2022 have been eliminated upon consolidation. For the nine months ended September 30, 2023, Epsilon sold natural gas to 34 unique customers. The one customer over 10% comprised 20% of total revenue. For the nine months ended September 30, 2022, Epsilon sold natural gas to 26 unique customers. The two customers over 10% comprised 34% and 12% of total revenue.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Segment activity for the three months ended September 30, 2023 and 2022 is as follows:

	Upstream	Gas Gathering	Corporate	Elimination	Consolidated
For the three months ended September 30, 2023
Operating revenue
Natural gas	$2,088,745	$—	$—	$—	$2,088,745
Natural gas liquids	228,012	—	—	—	228,012
Oil and condensate	924,774	—	—	—	924,774
Gathering and compression fees	—	3,366,370	—	(297,374)	3,068,996
Total operating revenue (1)	3,241,531	3,366,370	—	(297,374)	6,310,527

Operating costs
Operating costs	1,857,331	631,725	1,980,011	(297,374)	4,171,693
Depletion, depreciation, amortization and accretion	1,175,402	216,630	—	—	1,392,032
Operating income (loss)	208,798	2,518,015	(1,980,011)	—	746,802

Other income (expense)
Interest income	—	—	384,732	—	384,732
Interest expense	(8,760)	—	—	—	(8,760)
Loss on derivative contracts	(24,303)	—	—	—	(24,303)
Other income	369	—	99	—	468
Other income (expense), net	(32,694)	—	384,831	—	352,137
Net income (loss) before income tax expense	$176,104	$2,518,015	$(1,595,180)	$—	$1,098,939

Capital expenditures (2)	$12,450,319	$12,880	$—	$—	$12,463,199

For the three months ended September 30, 2022
Operating revenue
Natural gas	$17,893,822	$—	$—	$—	$17,893,822
Natural gas liquids	497,843	—	—	—	497,843
Oil and condensate	779,456	—	—	—	779,456
Gathering and compression fees	—	2,447,669	—	(374,863)	2,072,806
Total operating revenue (1)	19,171,121	2,447,669	—	(374,863)	21,243,927

Operating costs
Operating costs	2,401,479	600,672	2,515,869	(374,863)	5,143,157
Depletion, depreciation, amortization and accretion	1,436,870	269,160	—	—	1,706,030
Operating income (loss)	15,332,772	1,577,837	(2,515,869)	—	14,394,740

Other income (expense)
Interest income	—	—	89,638	—	89,638
Interest expense	(17,501)	—	—	—	(17,501)
Loss on derivative contracts	(929,637)	—	—	—	(929,637)
Other (expense) income	(37,527)	—	4,750	—	(32,777)
Other income (expense), net	(984,665)	—	94,388	—	(890,277)
Net income (loss) before income tax expense	$14,348,107	$1,577,837	$(2,421,481)	$—	$13,504,463

Capital expenditures (2)	$1,390,908	$76,016	$—	$—	$1,466,924
(1)	Segment operating revenue represents revenues generated from the operations of the segment. Inter-segment sales during the three months ended September 30, 2023 and 2022 have been eliminated upon consolidation. For the three months ended September 30, 2023, Epsilon sold natural gas to 28 unique customers. The two customers over 10% comprised 36% and 24% of total revenue. For the three months ended September 30, 2022, Epsilon sold natural gas to 17 unique customers. The seven customers over 10% comprised 13.5%, 13.29%, 13.27%, 11.04%, 10.84%, 10.51%, and 10.25% of total revenue.
(2)	Capital expenditures for the Upstream segment consist primarily of the acquisition of properties, and the drilling and completing of wells while Gas Gathering consists of expenditures relating to the expansion, completion, and maintenance of the gathering and compression facility.

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

Inherent in the Company’s fixed price contracts, are certain business risks, including market risk and credit risk. Market risk is the risk that the price of oil and natural gas will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the Company’s counterparty to a contract. The Company does not currently require collateral from any of its counterparties nor does its counterparties currently require collateral from the Company.

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

Epsilon has historically elected not to designate any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for these financial commodity derivative contracts using the mark-to-market accounting method. Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as gain (loss) on derivative contracts on the condensed consolidated statements of operations and comprehensive income (loss). The related cash flow impact is reflected in cash flows from operating activities. During the three and nine months ended September 30, 2023, Epsilon recognized (losses) gains on commodity derivative contracts of ($24,303) and $1,672,535, respectively. This amount included cash received on settlements on these contracts of $1,346,270 and $2,979,128 for the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2022, Epsilon recognized losses on commodity derivative contracts of $929,637 and $1,124,547, respectively. This amount included cash paid on settlements on these contracts of $21,410 and $1,396,698 for the three and nine months ended September 30, 2022, respectively.

Commodity Derivative Contracts

At September 30, 2023, the Company had outstanding NYMEX Henry Hub (“HH”) swaps totaling 1.45 Bcf and Tennessee Z4 basis swaps totaling 1.45 Bcf outstanding.

	Fair Value of Derivative Assets
	September 30,	December 31,
	2023	2022
Current
NYMEX Henry Hub swap	$102,027	$1,219,865
Tennessee Z4 basis swap	72,981	181,775
Long-term
Basis swap	70,138	—
	$245,146	$1,401,640

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

	Fair Value of Derivative Liabilities
	September 30,	December 31,
	2023	2022
Current
Henry Hub Nymex Swap	$(80,360)	$—
Tennessee Z4 basis swap	(221,156)	(179,550)
Long-term
Henry Hub Nymex Swap	(28,133)	—
	$(329,649)	$(179,550)

Net Fair Value of Derivatives	$(84,503)	$1,222,090

The following table presents the changes in the fair value of Epsilon’s commodity derivatives for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Fair value of asset (liability), beginning of the period	$1,286,070	$940,553	$1,222,090	$(239,824)
(Losses) gains on derivative contracts included in earnings	(24,303)	(929,637)	1,672,535	(1,124,547)
Settlement of commodity derivative contracts	(1,346,270)	21,410	(2,979,128)	1,396,697
Fair value of (liability) asset, end of the period	$(84,503)	$32,326	$(84,503)	$32,326

15. Asset Retirement Obligations

Asset retirement obligations are estimated by management based on Epsilon’s net ownership interest in all wells and the gathering system, estimated costs to reclaim and abandon such assets and the estimated timing of the costs to be incurred in future periods, and the forecast risk free cost of capital. Epsilon has estimated the value of its total asset retirement obligations to be $2.8 million as of September 30, 2023 ($2.8 million at December 31, 2022) based on a total net future undiscounted liability of approximately $7.4 million ($7.4 million at December 31, 2022). Each year we review, and to the extent necessary, revise our asset retirement obligations estimates.

The following tables summarize the changes in asset retirement obligations for the periods indicated:

	Nine Months Ended	Year ended
	September 30,	December 31,
	2023	2022
Balance beginning of period	$2,780,237	$2,833,656
Liabilities acquired	4,640	12,053
Liabilities disposed of	(46,961)	(25,835)
Wells plugged and abandoned	(3,482)	(118,260)
Accretion	60,309	78,623
Balance end of period	$2,794,743	$2,780,237

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

16. Fair Value Measurements

The methodologies used to determine the fair value of our financial assets and liabilities at September 30, 2023 were the same as those used at December 31, 2022.

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

	September 30, 2023
	Level 1	Level 2	Level 3	Effect of Netting	Net Fair Value
Assets
Derivative contracts	$—	$245,146	$—	$(245,146)	$—
Short term investments	$18,870,468	$—	$—	$—	$18,870,468
Liabilities
Derivative contracts	$—	$(329,649)	$—	$245,146	$(84,503)

	December 31, 2022
	Level 1	Level 2	Level 3	Effect of Netting	Net Fair Value
Assets
Derivative contracts	$—	$1,401,640	$—	$(179,550)	$1,222,090
Liabilities
Derivative contracts	$—	$(179,550)	$—	$179,550	$—

17. Current Expected Credit Loss

Under ASU 326, Financial Instruments – Credit Losses, estimated losses on financial assets are provided through an allowance for credit losses. The majority of our financial assets are invested in U.S. Treasury Bills. We also have accounts receivable which are primarily from purchasers of oil and natural gas, counterparties to our financial instruments, and revenues earned for compression and gathering services. Our oil, gas, and natural gas liquids accounts receivables are generally collected within 30 days after the end of the month. Compression and gathering receivables are generally collected within 60 days after the end of the month. We assess collectability through various procedures, including review of our trade receivable balances by counterparty, assessing economic events and conditions, our historical experience with counterparties, the counterparty’s financial condition and the amount and age of past due accounts. As of September 30, 2023 and December 31, 2022, we determined that our allowance for credit loss was nil.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of trends and significant changes in or results of operations and the financial condition of Epsilon Energy Ltd. and its subsidiaries for the periods presented. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto presented in this report, including the unaudited condensed consolidated financial statements as of September 30, 2023 and 2022 and for the nine months then ended together with accompanying notes, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Actual results and the timing of events may differ materially from those contained in these forward- looking statements due to a number of factors. See “Part II. Item 1A. Risk Factors” and “Forward-Looking Statements.”

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

Business Strategy

The Company is focused on high rate of return capital investments in onshore North American natural gas and oil basins. We are committed to disciplined capital allocation which should include shareholder returns in the form of dividends and share buybacks. We expect that our strong balance sheet and cash flows will allow us to opportunistically invest in both our existing project areas and potential new projects.

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

On May 16, 2023, Epsilon acquired a 25% working interest in 1,297 gross acres on the Central Basin Platform in Ector County, Texas from a private operator. The Company participated in the drilling and completion of 2 gross wells, both 10,000’ laterals, in the second and third quarter of 2023. The wells are drilled, and the completions are underway with first production from both wells expected early in the fourth quarter of 2023. Total capital expenditures (net to Epsilon) to date are $8.5 million, including leasehold and prepaid drilling and completion costs.

On June 20, 2023, Epsilon acquired a 25% working interest in 11,067 gross acres on the Central Basin Platform in Ector County, Texas from a private operator. Initial plans call for 4 wells to be drilled on the position in the first half of 2024 with plans expected to be finalized by the end of 2023. Total capital expenditures (net to Epsilon) to date are $6.2 million.

We continue to evaluate new opportunities in numerous onshore North American natural gas and oil basins.

Three and nine months ended September 30, 2023 Highlights

Operational Highlights

Marcellus Shale – Pennsylvania

● During the three months ended September 30, 2023, Epsilon's realized natural gas price was $1.07 per Mcf, an 85% decrease over the three months ended September 30, 2022. During the nine months ended September 30, 2023, Epsilon's realized natural gas price was $1.74 per Mcf, a 72% decrease from the nine months ended September 30, 2022.

● During the three months ended September 30, 2023, Epsilon’s net revenue interest natural gas production was 1.7 Bcf compared to 2.3 Bcf during the same period in 2022, a 26% decrease. During the nine months ended September 30, 2023, Epsilon’s net revenue interest natural gas production was 6.0 Bcf compared to 6.7 Bcf during the same period in 2022, a 10% decrease.

●	Gathered and delivered 16.6 Bcf gross (5.8 net to Epsilon's interest) during the three months ended September 30, 2023, or 181 MMcf/d through the Auburn Gas Gathering System. Gathered and delivered 48.6 Bcf (17.0 net to Epsilon's interest) during the nine months ended September 30, 2023, or 178 MMcf/d through the Auburn Gas Gathering System.
●	At September 30, 2023, the Company had three gross (.47 net) wells being drilled.

Anadarko, NW Stack Trend – Oklahoma

● During the three months ended September 30, 2023, Epsilon's realized price for all Oklahoma production was $4.88 per Mcfe, a 48% decline from the three months ended September 30, 2022. During the nine months ended September 30, 2023, Epsilon's realized price for all Oklahoma production was $5.38 per Mcfe, a 39% decrease from the nine months ended September 30, 2022.

● Total net revenue interest production for the three months ended September 30, 2023 included natural gas, oil and other liquids and was 0.15 Bcfe, a 40% decrease from the same period in 2022. Total net revenue interest production for the nine months ended September 30, 2023 included natural gas, oil and other liquids and was 0.50 Bcfe, a 32% decrease over the same period in 2022.

Permian Basin – New Mexico and Texas

● During the three and nine months ended September 30, 2023, Epsilon's realized price for all New Mexico production was $46.55 per Boe and $47.01 per Boe, respectively.

●	Total net revenue interest production for the three and nine months ended September 30, 2023 included natural gas, oil and other liquids and was 13.9 Mboe and 28.8 Mboe, respectively.

● At September 30, 2023, the Company had 2 gross (.50 net) wells awaiting flowback operations in Texas.

Non-GAAP Financial Measures-Adjusted EBITDA

Epsilon defines Adjusted EBITDA as earnings before (1) net interest expense, (2) taxes, (3) depreciation, depletion, amortization and accretion expense, (4) impairments of natural gas and oil properties, (5) non-cash stock compensation expense, (6) gain or loss on sale of assets, (7) gain or loss on derivative contracts net of cash received or paid on settlement, and (8) net other income(expense). Adjusted EBITDA is not a measure of financial performance as determined under U.S. GAAP and should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with U.S. GAAP or as a measure of profitability or liquidity.

Additionally, Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

Epsilon has included Adjusted EBITDA as a supplemental disclosure because its management believes that Adjusted EBITDA provides useful information regarding its ability to service debt and to fund capital expenditures. It further provides investors a helpful measure for comparing operating performance on a normalized or recurring basis with the performance of other companies, without giving effect to certain non-cash expenses and other items. This provides management, investors and analysts with comparative information for evaluating the Company in relation to other natural gas and oil companies providing corresponding non-U.S. GAAP financial measures or that have different financing and capital structures or tax rates. These non-U.S. GAAP financial measures should be considered in addition to, but not as a substitute for, measures for financial performance prepared in accordance with U.S. GAAP.

The table below sets forth a reconciliation of net income to Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022, which is the most directly comparable measure of financial performance calculated under U.S. GAAP and should be reviewed carefully.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income	$388,775	$9,608,453	$4,349,191	$25,997,329
Add Back:
Interest (income) expense, net	(375,972)	(72,137)	(1,237,076)	(93,239)
Income tax expense	710,164	3,896,010	2,283,228	10,097,484
Depreciation, depletion, amortization, and accretion	1,392,032	1,706,030	4,780,766	4,898,988
Stock based compensation expense	439,653	500,597	799,149	836,949
Loss (gain) on sale of assets	—	—	1,449,871	(221,642)
Loss (gain) on derivative contracts net of cash received or paid on settlement	1,370,573	908,227	1,306,593	(272,151)
Foreign currency translation loss	(98)	907	(1,086)	1,517
Adjusted EBITDA	$3,925,127	$16,548,087	$13,730,636	$41,245,235

Results of Operations

Net Operating Revenues

For the nine months ended September 30, 2023 revenues decreased $32.5 million, or 60%, to $22.2 million from $54.7 million during the same period of 2022. For the three months ended September 30, 2023 revenues decreased $14.9 million, or 70%, to $6.3 million from $21.2 million during the same period of 2022.

Revenue and volume statistics for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues
Pennsylvania
Natural gas revenue	$1,873,658	$16,810,450	$10,482,695	$42,030,790
Volume (MMcf)	1,746	2,289	6,035	6,728
Avg. Price ($/Mcf)	$1.07	$7.34	$1.74	$6.25
Gathering system revenue	$3,068,996	$2,072,806	$7,657,755	$6,180,747
Total PA Revenues	$4,942,654	$18,883,256	$18,140,450	$48,211,537
New Mexico
Natural gas revenue	$23,298	$—	$57,742	$—
Volume (MMcf)	15	—	35	—
Avg. Price ($/Mcf)	$1.53	$—	$1.67	$—
Natural gas liquids revenue	$67,441	$—	$136,640	$—
Volume (MBO)	3.2	—	7.1	—
Avg. Price ($/Bbl)	$21.09	$—	$19.30	$—
Oil and condensate revenue	$555,335	$—	$1,158,750	$—
Volume (MBO)	8.1	—	15.9	—
Avg. Price ($/Bbl)	$68.19	$—	$72.73	$—
Total NM Revenues	$646,074	$—	$1,353,132	$—
Oklahoma
Natural gas revenue	$191,789	$1,083,372	$811,181	$2,550,464
Volume (MMcf)	88	130	278	366
Avg. Price ($/Mcf)	$2.19	$8.33	$2.92	$6.98
Natural gas liquids revenue	$160,571	$497,843	$532,655	$1,500,668
Volume (MBO)	5.4	12.5	19.0	38.5
Avg. Price ($/Bbl)	$29.70	$39.91	$28.08	$38.96
Oil and condensate revenue	$369,439	$779,456	$1,329,521	$2,484,360
Volume (MBO)	4.7	7.6	17.5	24.1
Avg. Price ($/Bbl)	$79.42	$102.26	$75.77	$103.21
Total OK Revenues	$721,799	$2,360,671	$2,673,357	$6,535,492
Total Revenues	$6,310,527	$21,243,927	$22,166,939	$54,747,029

Upstream natural gas revenue for the nine months ended September 30, 2023 decreased by $33.2 million, or 75%, over the same period in 2022. A decrease of $28.5 million was due to lower natural gas prices and a decrease of $4.7 million was due to lower sales volumes as a result of natural decline in the wells and temporary down-time associated with workover operations. Upstream natural gas revenue for the three months ended September 30, 2023 decreased by $15.8 million, or 88%, over the same period in 2022. A decrease of $11.6 million was due to lower natural gas prices and a decrease of $4.2 million due to lower sales volumes as a result of natural decline in the wells and temporary down-time associated with workover operations.

Upstream natural gas liquids revenue for the nine months ended September 30, 2023 decreased by $0.8 million, or 55% over the same period in 2022.  A decrease of $0.3 million was due to lower prices and a decrease of $0.5 million was due to lower sales volumes. Upstream natural gas liquids revenue for the three months ended September 30, 2023 decreased by $0.3 million, or 54% over the same period in 2022.  A decrease of $0.1 million was due to lower prices and a decrease of $0.2 million was due to lower sales volumes.

Upstream oil and condensate revenue for the nine months ended September 30, 2023 was stable over the same period in 2022. Upstream oil and condensate revenue for the three months ended September 30, 2023 increased by $0.1 million, or 19% over the same period in 2022.  An increase of $0.5 million was due to higher volumes because of the New Mexico acquisition offset by a decrease of $0.4 million due to lower prices.

Gathering system revenue increased $1.5 million, or 24%, nine months ended September 30, 2023 over the same period in 2022. This was the result of anchor shipper volumes, which pay the full gathering rate, increasing from 69% to 78% of total throughput in addition to a one-time compressor fee adjustment as a result of the operator’s internal audit of the gathering system. Gathering system revenue increased by $1.0 million, or 48%, for the three months ended September 30, 2023 over the same period in 2022. This was the result of a one-time compressor fee adjustment as a result of the operator’s internal audit of the gathering system. Revenues derived from transporting and compressing our production, which have been eliminated from gathering system revenues amounted to $0.3 million and $1.0 for the three and nine months ended September 30, 2023 and $0.4 million and $1.1 for the three and nine months ended September 30, 2022.

Operating Costs

The following table presents total cost and cost per unit of production (Mcfe), including ad valorem, severance, and production taxes for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Lease operating costs	$1,559,957	$2,024,229	$4,404,757	$5,681,736
Gathering system operating costs	631,725	600,672	1,854,000	1,666,275
	$2,191,682	$2,624,901	$6,258,757	$7,348,011

Upstream operating costs—Total $/Mcfe	0.79	0.79	0.66	0.76
Gathering system operating costs $/Mcf	0.15	0.17	0.16	0.14

Operating costs include the effects of elimination entries to remove the gathering fees paid to Epsilon’s ownership in the gathering system.

Upstream operating costs consist of lease operating expenses necessary to extract natural gas and oil, including gathering and treating the natural gas and oil to ready it for sale. For the nine months ended September 30, 2023 these costs decreased by $1.3 million, or 23%, over the same period in 2022. For the three months ended September 30, 2023 these costs decreased by $0.5 million, or 23%, over the same period in 2022. Operating costs in 2022 were higher due to higher produced volumes and extraordinary plugging and abandonment costs related to atypical wellbore conditions in two older vintage wells in Pennsylvania, which is not representative of the other wells.

Gathering system operating costs consist primarily of rental payments for the natural gas fueled compression units and overhead fees due to the system’s operator. For the nine months ended September 30, 2023, gathering system operating costs increased by $0.2 million, or 11% from the same period in 2022. For the three months ended September 30, 2023, gathering system operating costs increased by $0.03 million, or 5% from the same period in 2022. This increase is primarily due to a CPI-U adjusted increase to the G&A fee on these volumes and compressor rentals.

Depletion, Depreciation, Amortization and Accretion (“DD&A”)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Depletion, depreciation, amortization and accretion	$1,392,032	$1,706,030	$4,780,766	$4,898,988

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

DD&A expense for the nine months ended September 30, 2023 decreased by $0.1 million, or 2% from the same period in 2022.   DD&A expense for the three months ended September 30, 2023 decreased by $0.3 million, or 18% from the same period in 2022 as a result of two asset sales in 2023 with a large net book value.

Loss (gain) on sale of assets

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Loss (gain) on sale of assets	$—	$—	$1,449,871	$(221,642)

Loss on sale of assets increased by $1.7 million during the nine months ended September 30, 2023 from 2022 due to the assets sold in 2023 having a larger net book value than the asset sold in 2022. Epsilon sold two Oklahoma assets in April 2023 and one Oklahoma asset in April 2022. There were no asset sales in the three months ended September 30, 2023 and 2022.

General and Administrative (“G&A”)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
General and administrative	$1,980,011	$2,515,869	$5,959,906	$5,488,496

G&A expenses consist of general corporate expenses such as compensation, legal, accounting and professional fees, consulting services, travel and other related corporate costs such as stock options granted and restricted shares of stock granted and the related non-cash compensation.

G&A expenses increased by $0.5 million, or 9%, during the nine months ended September 30, 2023 from 2022. This was primarily due to an increase of $0.4 million in compensation ($0.2 million from the 2022 management transition and $0.2 million from an increase in Director fees) and an increase of $0.1 million in other service fees. G&A expenses decreased by $0.5 million, or 21%, during the three months ended September 30, 2023 from 2022. This was primarily due to a $0.3 million decrease in compensation ($0.4 million decrease from the 2022 management transition offset by a $0.1 million increase in Director fees) and a decrease of $0.2 million in legal fees.

Interest Expense

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Interest expense	$8,760	$17,501	$71,619	$33,565

Interest expense relates to the fees paid on the revolving credit facility.

Interest expense for the nine months ended September 30, 2023 and 2022 increased due to an increase in the borrowing base in the Company’s previous credit facility in the first quarter of 2023. Interest expense for the three months ended September 30, 2023 and 2022 decreased as a result of a change in the fee structure under the new credit facility.

(Loss) Gain on Derivative Contracts

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
(Loss) gain on derivative contracts	$(24,303)	$(929,637)	$1,672,535	$(1,124,547)

For the three and nine months ended September 30, 2023, Epsilon had NYMEX HH Natural Gas Futures swaps and Tennessee Gas Pipeline Zone 4 basis swap derivative contracts for the purpose of hedging a portion of its physical natural gas sales revenue. For the three and nine months ended September 30, 2022, Epsilon had NYMEX HH two-way collars and Tennessee Gas Pipeline Zone 4 basis swap derivative contracts for the same hedging purpose. During the three and nine months ended September 30, 2023, we received cash settlements of $1,346,270 and $2,979,128, respectively. During the three and nine months ended June 30, 2022, we paid net cash settlements of $21,410 and $1,375,287, respectively.

For the three and nine months ended September 30, 2023, realized gains on derivative contracts increased by $4.4 million and $1.4 million, respectively, primarily due to the decrease in NYMEX HH Natural Gas Futures prices resulting in an increase in value of the NYMEX HH swaps. On September 29, 2023, the Company entered into new NYMEX HH Natural Gas Futures swaps and Tennessee Gas Pipeline Zone 4 basis swaps covering November 2023 through March 2024 (1.45 Bcf) and April 2024 through October 2024 (1.45 Bcf).

Capital Resources and Liquidity

Cash Flow

The primary source of cash for Epsilon during the nine months ended September 30, 2023 and 2022 was funds generated from operations. The primary uses of cash for the nine months ended September 30, 2023 were the development of upstream properties, investment in U.S. Treasury Bills, the repurchase of shares of common stock, and the distribution of dividends. The primary uses of cash for the nine months ended September 30, 2022 were the development of upstream properties, the repurchase of shares of common stock, and the distribution of dividends.

At September 30, 2023, we had a working capital surplus of $32.5 million, a decrease of $16.7 million from the $49.2 million surplus at December 31, 2022. The Company anticipates its current cash balance, short term investments, available borrowings, and cash flows from operations to be sufficient to meet its cash requirements for at least the next twelve months.

Nine months ended September 30, 2023 compared to 2022

During the nine months ended September 30, 2023, $14.4 million was provided by the Company’s operating activities, compared to $29.4 million during the same period in 2022, representing a 51% decrease.

The Company used $37.1 million of cash for investing activities during the nine months ended September 30, 2023. The Company had a $18.3 million net investment in U.S Treasury Bills and $18.8 million on leasehold and well costs in Pennsylvania, Texas, and Oklahoma. The Company used $5.7 million of cash for investing activities during the nine months ended September 30, 2022. This was spent primarily on leasehold and well costs in Pennsylvania, Texas, and Oklahoma.

The Company used $10.1 million of cash for financing activities during the nine months ended September 30, 2023 compared to $9.9 million during the same period in 2022. This was spent primarily on dividend payments and the repurchase of shares of common stock.

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

Repurchase Transactions

On March 9, 2023, the Board of Directors authorized a new share repurchase program of up to 2,292,644 common shares, representing 10% of the outstanding common shares of Epsilon, for an aggregate purchase price of not more than US $15.0 million. The program is pursuant to a normal course issuer bid and will be conducted in accordance with Rule 10b-18 under the Exchange Act. The program commenced on March 27, 2023 and will end on March 26, 2024, unless the maximum amount of common shares is purchased before then or Epsilon provides earlier notice of termination. During the nine months ended September 30, 2023, we repurchased 897,275 common shares at an average price of $5.08 per share (excluding commissions) under the new plan.

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

During the nine months ended September 30, 2023, the Company repurchased 1,087,975 shares at an average price of $5.21 per share (excluding commissions) under the two consecutive repurchase programs.

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

At September 30, 2023, Epsilon’s outstanding natural gas commodity contracts consisted of the following:

		Weighted Average
	Volume	Price ($/MMbtu)	Fair Value of Asset
Derivative Type	(MMbtu)	Swaps	September 30, 2023
2023
NYMEX Henry Hub Swap	152,500	$3.32	$29,183
Tennessee Z4 Basis swap	152,500	$(0.73)	$29,106

2024
NYMEX Henry Hub swap	1,297,500	$3.22	$(35,648)
Tennessee Z4 basis swap	1,297,500	$(1.07)	$(107,144)
	2,900,000		$(84,503)

Contractual Obligations

The Company enters into commitments for capital expenditures in advance of the expenditures being made. As of September 30, 2023, the Company has no outstanding short term commitments for capital expenditures and has long term commitments of $7.4 million for asset retirement obligations.

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

At September 30, 2023 and 2022, the outstanding principal balance under the credit agreement was nil.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our principal executive officer and principal financial officer have concluded that our current disclosure controls and procedures were effective as of September 30, 2023 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Epsilon filed a notice of appeal on February 15, 2022 challenging the District Court's rulings in the case. Following the Third Circuit's ruling to remand the case back to District court, Epsilon has sought and was granted a dismissal of the case without prejudice in September 2023.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by Epsilon Energy Ltd.

The following table contains information about our acquisition of equity securities during the nine months ended September 30, 2023.

			Maximum number
			of shares
	Total number	Average price	remaining to be
	of shares	paid per	purchased under
	purchased	share	the program
Beginning of normal-course issuer bid, March 8, 2022 (1)			1,183,410
January 2023	125,200	$5.96
February 2023	65,500	$5.63
Total as of March 7, 2023	190,700	$5.82	10,210

Beginning of normal-course issuer bid, March 27, 2023 (2)			2,292,644
March 2023	47,220	$5.32
April 2023	70,406	$5.35
May 2023	83,097	$5.11
June 2023	171,552	$5.13
July 2023	525,000	$5.00
Total as of September 30, 2023	897,275	$5.08	1,395,369
(1)	Epsilon repurchased these shares under its 2022-2023 share repurchase program that commenced on March 8, 2022 and terminated on March 7, 2023.
(2)	Epsilon repurchased these shares under its 2023-2024 share repurchase program that commenced on March 27, 2023.

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

Epsilon Energy Ltd.
(Registrant)

Date: November 9, 2023	By:	/s/ J. Andrew Williamson
J. Andrew Williamson
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)