Form 10-K
period 2023-12-31
Epsilon Energy Ltd.
filed 2024-03-21
CIK 1726126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023.

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $90.5 million. There were 21,913,202 Common Shares (no par value) outstanding as of March 19, 2024.

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

‘‘Standardized Measure’’ or ‘‘SMOG’’ The standardized measure of discounted future net cash flows (the ‘‘Standardized Measure’’) is an estimate of future net cash flows associated with proved reserves, discounted at 10% per annum. Future net cash flows is calculated by reducing future net revenues by estimated future income tax expenses and discounting at 10% per annum. The Standardized Measure and the PV-10 of proved reserves is calculated in the same exact fashion, except that the Standardized Measure includes future estimated income taxes discounted at 10% per annum. The Standardized Measure is in accordance with U.S. GAAP.

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

At December 31, 2023, Epsilon’s total estimated net proved reserves were 65,916 million cubic feet of natural gas reserves, 383,174 barrels of NGL reserves, and 341,286 barrels of oil and other liquids. Epsilon holds leasehold rights to approximately 84,684 gross (15,463 net) acres, excluding the Texas acreage acquired in February 2024. The Company has natural gas production in the Marcellus Shale in Pennsylvania and oil, natural gas liquids and natural gas production in the Permian Basin in Texas and New Mexico and in the Anadarko Basin in Oklahoma.

We conduct operations in the United States through our wholly owned subsidiaries Epsilon Energy USA Inc., an Ohio corporation, or Epsilon Energy USA; Epsilon Midstream, LLC, a Pennsylvania limited liability company, or Epsilon Midstream; Epsilon Operating, LLC, a Delaware limited liability company; Dewey Energy GP LLC, a Delaware limited liability company; Dewey Energy Holdings LLC, a Delaware limited liability company; and Altolisa Holdings, LLC, a Delaware limited liability company.

Substantially all the production from our Pennsylvania acreage (4,807 net) is dedicated to the Auburn Gas Gathering System, or the Auburn GGS, located in Susquehanna County, Pennsylvania for a 15-year term expiring in 2026 under an operating agreement whereby the Auburn GGS owners receive a fixed percentage rate of return on the total capital invested in the construction and maintenance of the system. We own a 35% interest in the Auburn GGS which is operated by a subsidiary of Williams Partners, LP. In 2023, we paid $2.5 million (after elimination) to the Auburn GGS to gather and treat our 7.9 Bcf of natural gas production in Pennsylvania ($2.8 million after elimination was paid to the Auburn GGS to gather and treat our 9.0 Bcf in 2022), including the fees paid to our subsidiary, Epsilon Midstream.

Our principal executive office is located at 500 Dallas Street, Suite 1250, Houston, Texas 77002, and our telephone number at that address is (281) 670-0002. Our registered office in Alberta, Canada is located at 14505 Bannister Road SE, Suite 300, Calgary, AB, Canada T2X 3J3.

Business highlights of 2023

Operational Highlights

Marcellus Shale—Pennsylvania

●	During the year ended December 31, 2023, Epsilon’s realized natural gas price was $1.74 per Mcf, excluding the impact of hedges, a 71% decrease from $5.96 for the year ended December 31, 2022.
●	Total year ended December 31, 2023, natural gas sales were 7.9 Bcf, as compared to 9.0 Bcf during 2022.
●	Gathered and delivered 66.2 Bcf gross (23.2 Bcf net to Epsilon’s interest) during the year, or 181 MMcf/d through the Auburn GGS.
●	We participated in the drilling of 7 gross (0.74 net) and completion of 2 gross (0.02 net) Marcellus wells in 2023. The completed wells went into production in January 2023.
●	At year end, the Company had 1 gross (0.01 net) well being drilled and 6 gross (0.73 net) wells waiting on completion.

Permian Basin—New Mexico and Texas

●	During the year ended December 31, 2023, Epsilon’s realized price for all Permian Basin production was

$52.49 per BOE, excluding the impact of hedges.
●	Total sales for 2023 including oil, natural gas, and other liquids was 75.7 MBOE.
●	In 2023, the Company acquired 12,373 gross (3,093 net) of undeveloped leasehold acres in Ector County, Texas.
●	In 2023, the Company participated in the drilling and completion of 4 gross (0.7 net) wells. These wells went into production in April 2023 (1 – New Mexico), May 2023 (1 – New Mexico) and October 2023 (2 – Texas).

Anadarko, NW STACK Trend—Oklahoma

●	During the year ended December 31, 2023, Epsilon’s realized price for all Oklahoma production was $5.35 per Mcfe, excluding the impact of hedges, a 38% decrease from $8.68 for the year ended December 31, 2022.
●	Total sales for 2023 including natural gas, oil, and other liquids was 0.60 Bcfe, as compared to 0.93 Bcfe during 2022.
●	In 2023, the Company participated in the completion of 1 gross (0.11 net) well. The well went into production in May 2023.

Properties

Wells

As of December 31, 2023, Epsilon’s 84,684 gross (15,463 net) acres are all located in the United States and include 362 gross (37.47 net) wells.

	Gross(1)	Net(2)
Producing Wells
Gas	289	31.42
Oil	29	2.68
Total Producing Wells	318	34.10
Non-Producing Wells	44	3.37
Total Wells	362	37.47

Acreage

As of December 31, 2023, our leasehold inventory consisted of the following acreage amounts, rounded to the nearest acre:

	Gross(1)	Net(2) (3)
Developed Acres
Pennsylvania	11,270	4,807
Texas	800	200
Oklahoma	5,113	991
	17,183	5,998
Undeveloped Acres
Pennsylvania	335	335
Texas	11,573	2,893
Oklahoma	55,593	6,237
	67,501	9,465
Total Acres
Pennsylvania	11,605	5,142
Texas	12,373	3,093
Oklahoma	60,706	7,228
Total acres	84,684	15,463

(1)	“Gross” means one-hundred percent of the working interest ownership in each leasehold tract of land.
(2)	“Net” means the Company’s fractional working interest share in each leasehold tract of land on which productive wells have been drilled.
(3)	“Net Undeveloped” means the Company’s fractional working interest share in each leasehold tract of land where productive wells have yet to be drilled. All of Epsilon’s Oklahoma undeveloped properties are deep rights acreage which is held by production of developed properties.

Business Segments

Our operations are conducted by three operating segments for which information is provided in our consolidated financial statements for the years ended December 31, 2023 and 2022.

The three segments are as follows:

Upstream:  Activities include acquisition, exploration, development and production of oil and natural gas reserves on properties within the United States.

Gathering System:  We partner with two other companies to operate a natural gas gathering system.

Corporate:  Activities include our corporate and governance functions.

For information about our segment’s revenues, profits and losses, total assets, and total liabilities, see Note 14 “Operating Segments” in the Notes to Consolidated Financial Statements.

Oil and Natural Gas Production and Revenues and Gathering System Revenues

A summary of our net oil and natural gas production, average oil and natural gas prices and related revenues and our gathering system revenues for the years ended December 31, 2023 and 2022, respectively, follows:

	Year ended
	December 31,
	2023	2022
Production Volumes
Pennsylvania
Natural gas (MMcf)	7,906	9,026
Total (Mmcfe)	7,906	9,026
Permian Basin
Natural gas (MMcf)	80	-
Natural gas liquids (MBOE)	18	-
Oil & other liquids (MBbl)	44	-
Total (Mmcfe)	454	-
Oklahoma
Natural gas (MMcf)	354	477
Natural gas liquids (MBOE)	21	44
Oil & other liquids (MBbl)	21	32
Total (Mmcfe)	605	933
Company Total
Natural gas (MMcf)	8,340	9,503
Natural gas liquids (MBOE)	39	44
Oil & other liquids (MBbl)	65	32
Total (Mmcfe)	8,965	9,959

	Year ended
	December 31,
	2023	2022
Revenues
Pennsylvania
Natural gas revenue	$13,733,052	$53,759,354
Avg. Price ($/Mcf)	$1.74	$5.96
Gathering system revenue (net of elimination)	$9,790,531	$8,085,512
Total PA Revenues	$23,523,583	$61,844,866
Permian Basin
Natural gas revenue	$117,112	$—
Avg. Price ($/Mcf)	$1.47	$—
Natural gas liquids revenue	$353,612	$—
Avg. Price ($/Bbl)	$19.78	$—
Oil and condensate revenue	$3,501,098	$—
Avg. Price ($/Bbl)	$78.71	$—
Total Permian Basin Revenues	$3,971,822	$—
Oklahoma
Natural gas revenue	$1,014,050	$3,189,380
Avg. Price ($/Mcf)	$2.87	$6.68
Natural gas liquids revenue	$630,806	$1,733,129
Avg. Price ($/Bbl)	$29.96	$39.31
Oil and condensate revenue	$1,589,491	$3,195,334
Avg. Price ($/Bbl)	$76.37	$99.24
Total OK Revenues	$3,234,347	$8,117,843
Total Company Revenues	$30,729,752	$69,962,709

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

During 2023, the gathering rate of the Auburn GGS was determined by a cost of service model whereby the Anchor Shippers dedicate acreage and reserves to the gas gathering system in exchange for the Auburn GGS owners agreeing to an 18% contractual rate of return on invested capital. The term of this arrangement is 15 years commencing January 1, 2012 and expiring December 31, 2026. Each year, the Auburn GGS historical and forecast throughput, revenue, operating expenses and capital expenditures are entered into the cost of service model. The model then computes the new gathering rate that will yield the contractual rate of return to the Auburn GGS owners. In January 2027, the Auburn GGS will transition to a fixed gathering rate.

Revenues from the Auburn GGS are earned primarily from the Anchor Shippers. Revenues are also earned from third-party customers of the system to transport gas from the wellhead to the compression facility, and then to the delivery meter at Tennessee Gas Pipeline. The relative mix of Anchor Shipper gas and third-party gas is critical to the revenue and earnings of the Auburn GGS because the third-party gathering rate is only 25% of the Anchor Shipper rate. Third-party shippers must pay the gathering rate of the originating gathering system plus 25% of the Auburn GGS gathering rate. The purpose of the reduced rate is to attract additional volumes that require delivery to Tennessee Gas Pipeline when there is spare capacity at the Auburn compression facility, or the “Auburn CF”. Throughput at the Auburn CF has declined from 100.1 Bcf in 2018 to 66.2 Bcf in 2023, a decrease of 34%. However, Anchor Shipper gas as a percentage of total throughput has increased from 57% in 2018 to 74% in 2023. As a result of this shift toward a higher percentage of Anchor Shipper gas, as well as higher gathering rates charged, revenues for the gathering system have only declined 2% from 2018 to 2023.

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

During the years ended December 31, 2023 and 2022, the Auburn GGS delivered 66.2 Bcf and 66.3 Bcf respectively, of natural gas, or 181 and 182 MMcf per day.

Gathering system revenues derived from Epsilon’s production, which have been eliminated from total gathering system revenues (“elimination entry”), amounted to $1.4 million and $1.5 million, respectively, for the years ended December 31, 2023 and 2022.

Proved Reserves

Per our reserve report prepared by independent petroleum consultants, DeGolyer and MacNaughton, our estimated proved reserves as of December 31, 2023, are summarized in the table below. See Risk Factors for information relating to the uncertainties surrounding these reserve categories.

	Natural Gas	Natural Gas	Oil and Other	Total
	MMcf	Liquids MBbl	Liquids MBbl	MMcfe
Proved developed reserves	47,555	249	272	50,681
Proved undeveloped reserves	18,361	134	69	19,581
Total Proved Reserves at December 31, 2023	65,916	383	341	70,262

Changes in Total Proved Undeveloped Reserves
Proved undeveloped reserves at December 31, 2022	11,074	293	104	13,459
Revisions of previous estimates	7,549	(132)	(25)	6,602
Transfers to proved developed	(262)	(27)	(10)	(480)
Proved undeveloped reserves at December 31, 2023	18,361	134	69	19,581

Revisions to previous estimates for total proved undeveloped reserves for 2023 include additions of 14,867 MMcfe related to changes to the previously adopted development plan and reductions of 8,265 MMcfe related to commodity pricing. Transfers to proved developed relates to the development of one well in Oklahoma.

We did not engage in any exploration capital spending in 2023 or 2022. Our development capital spending to convert proved undeveloped reserves to proved developed reserves for the periods indicated is as follows:

●	In 2023 in Pennsylvania, we drilled 7 gross (0.74 net) wells and completed 2 gross (0.02 net) wells. (Net development capital $2.5 million). The two wells turned online in January 2023.
●	In 2022 in Pennsylvania, we drilled 5 gross (0.05 net) wells and completed 4 gross (0.21 net) wells. (Net development capital $2.5 million). Reserves of 5.4 Bcf for the 1 well with proved undeveloped reserves were reclassified as proved developed producing as this well was turned online in August 2022. Additionally, 2 gross (0.02 net) wells were drilled in 2022, but not completed (development capital $0.1 million). They were completed and turned online in January 2023.
●	In 2023 in Oklahoma, we completed 1 gross (0.11 net) well. (Net development capital $0.7 million). The well turned online in May 2023.
●	In 2022 in Oklahoma, we drilled 2 gross (0.26 net) wells and completed 3 gross (0.7 net) wells. (Net development capital $5.4 million). Reserves of 2.9 Bcfe for the 3 wells were reclassified as proved developed producing as these wells were turned online at various times beginning in March 2022 and going through October 2022. One gross (0.11 net) well was drilled in 2022, but not completed. It was completed in May 2023.

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

The person responsible for preparing the reserve report, Dilhan Ilk, is a Registered Professional Engineer (No.139334) in the State of Texas and a Senior Vice President of the firm. Mr. Ilk graduated from Texas A&M University with a Doctor in Philosophy degree in Petroleum Engineering, is a member of the Society of Petroleum Engineers, and has in excess of 13 years of experience in oil and gas reservoir studies and reserves evaluations.

Marketing and Major Customers

Natural gas marketing is competitive in northeast Pennsylvania because of the limited interstate transportation capacity and ample natural gas supply. We do not currently own any firm transportation on interstate pipelines that would enable us to diversify our natural gas sales to downstream locations. As a result, all of our Pennsylvania gas sales occur in Zone 4 of the Tennessee Gas Pipeline at the Shoemaker Dehy meter, which is the receipt point from the Auburn CF.

Epsilon uses a third-party service, ARM Energy Management LLC (“ARM”) for its natural gas marketing. In this capacity, ARM is responsible for carrying out marketing activities such as submission of nominations, receipt of payments, and submission of invoices.

For the year ended December 31, 2023, we sold natural gas through ARM to 33 unique customers. Direct Energy Business Marketing, LLC and EQT Energy, LLC each accounted for 10% or more of our total revenue. For the year ended December 31, 2022, we sold natural gas through ARM to 26 unique customers. Direct Energy Business Marketing, LLC and SWN Energy Services Company, LLC each accounted for 10% or more of our total revenue.

Geographic Locations of Operations

Approximately 77% and 88% of our revenue during fiscal years 2023 and 2022, respectively, was derived from natural gas production and gathering system revenues in the state of Pennsylvania. As a result of prolonged weak pricing in Zone 4 of the Tennessee Gas Pipeline and, therefore, a reduced pace of development, Epsilon’s management is striving to allocate capital to additional upstream opportunities outside of the Marcellus Shale. More specifically, the Company has allocated capital to the Permian Basin through its investments in New Mexico and Texas. Epsilon’s management expects to continue to seek opportunities outside of the Marcellus Shale in order to provide the Company the flexibility to respond to market conditions by allocating capital across multiple basins and commodities.

As a result of the geographic concentration, we may be disproportionately exposed to the effect of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, weather events or interruption of the processing or transportation of crude oil or natural gas.

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

Our Status as an Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act”. Certain specified reduced reporting and other regulatory requirements are available to public companies that are emerging growth companies. These provisions include:

●	an exemption from the auditor attestation requirement in the assessment of our internal controls over financial reporting required by Section 404 of the Sarbanes—Oxley Act of 2002 (provided that this exemption will continue for such time as we are a “non-accelerated filer”);
●	an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies;
●	an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about our audit and our financial statements; and
●	reduced disclosure about our executive compensation arrangements.

We have elected to take advantage of the exemption from the adoption of new or revised financial accounting standards until they would apply to private companies.

We will continue to be an emerging growth company not later than December 31, 2024.

Employees

As of December 31, 2023, we had ten full-time employees (including executive officers) in Houston, Texas. None of our employees are subject to a collective bargaining agreement or represented by a union.

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

Legal Proceedings

On March 10, 2021, Epsilon filed a complaint against Chesapeake Appalachia, LLC (“Chesapeake”) in the United States District Court for the Middle District of Pennsylvania, Scranton, Pennsylvania (“Middle District”). Epsilon claimed that Chesapeake had breached a settlement agreement and several operating agreements (“JOAs”) to which Epsilon and Chesapeake are parties. Epsilon asserted that Chesapeake had failed to cooperate with Epsilon’s efforts to develop resources in the Auburn Development, located in North-Central Pennsylvania, as required under both the settlement agreement and JOAs.

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

Epsilon filed a notice of appeal on February 15, 2022 challenging the District Court's rulings in the case. Following the Third Circuit's ruling to remand the case back to District court, Epsilon sought and was granted a dismissal of the case without prejudice in September 2023.

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

Internationally, in April 2016, the United States joined other countries in entering into a non-binding agreement in France for nations to limit their GHG emissions through country-determined reduction goals every five years beginning in 2020 (the “Paris Agreement”).   Although the Trump Administration subsequently announced plans to withdraw from the Paris Agreement, on January 20, 2021, President Biden issued an Executive Order providing that he was accepting the Paris Agreement on behalf of the United States.

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

Market for Our Common Equity and Related Stockholder Matters

Market Information. Commencing on February 19, 2019, the common shares of the Company trade on the NASDAQ Global Market with the ticker symbol ‘‘EPSN.’’ The last reported sales price of our common shares on the NASDAQ Global Market on March 19, 2024 was $5.01 per share.

Shareholders. We had approximately 975 shareholders of record as of March 1, 2024.

Dividends. Epsilon made aggregate quarterly distributions of $5.6 million ($0.25 per share) during the year ended December 31, 2023. The dividend is well supported and the Company intends to maintain it going forward.

Securities Authorized for Issuance under Equity Incentive Plans.

The following tables set out the number of common shares available to be issued upon exercise of outstanding options issued and the changes to the options outstanding for the year pursuant to our equity compensation plans and the weighted average exercise price of outstanding options for the periods indicated:

	Number of Shares to be	Weighted Average
	Issued Upon Exercise or	Exercise or Vesting Price	Number of Shares Remaining
	Vesting of Outstanding	of Outstanding Options	Available for Future Issuance
Plan Category	Options or Shares	or Shares	Under Equity Compensation Plans
Equity share options under Amended and Restated 2017 Stock Option Plan	57,500	$5.03	—
Common shares under 2020 Equity Incentive Plan	491,536	$5.59	957,489

	As of		As of
	December 31, 2023		December 31, 2022
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price
Balance at beginning of period	70,000	$5.03	218,750	$5.28
Exercised	(12,500)	5.03	(138,750)	5.38
Expired/Forfeited	—	—	(10,000)	5.51
Balance at period-end	57,500	$5.03	70,000	$5.03

Exercisable at period-end	57,500	$5.03	70,000	$5.03

For the years ended December 31, 2023 and 2022, we had no warrants or other common share-related rights outstanding.

At December 31, 2023, under the 2020 Equity Incentive Plan (the “2020 Plan”) (See Note 7, “Shareholders’ Equity” of the Notes to the Consolidated Financial Statements), we are authorized to issue 2,000,000 common shares to employees and directors of the Company. As of that date, we had 1,042,511 common shares granted under the 2020 Plan. No more shares are authorized to be issued under our predecessor plan.

The following table sets out the number of time restricted common shares available to be issued upon vesting over the next three years and the changes during the year pursuant to our share compensation plans and the weighted average market price at date of issue for outstanding shares for the periods indicated:

	As of		As of
	December 31, 2023		December 31, 2022
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Grant Date	Shares	Grant Date
	Outstanding	Market Price	Outstanding	Market Price
Balance non-vested Restricted Stock at beginning of period	298,210	$6.00	166,002	$3.96
Granted	358,546	5.42	289,231	6.28
Vested	(165,220)	5.95	(157,023)	4.34
Forfeited	—	—	—	—
Balance non-vested Restricted Stock at end of period	491,536	$5.59	298,210	$6.00

The following table sets out the number of performance-based common shares available to be issued upon vesting over the next three years and the changes during the year pursuant to our share compensation plans and the weighted average market price at date of issue for outstanding shares for the periods indicated:

	As of		As of
	December 31, 2023		December 31, 2022
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Grant Date	Shares	Grant Date
	Outstanding	Market Price	Outstanding	Market Price
Balance non-vested Performance Shares at beginning of period	15,833	$3.71	151,500	$3.84
Granted	—	—	—	—
Vested	(15,833)	3.71	(135,667)	3.48
Balance non-vested Performance Shares at end of period	—	$—	15,833	$3.71

Recent Developments

On January 30, 2024, the Company repurchased 248,700 shares at $4.82 per share (excluding commissions) under the existing share repurchase plan.

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

Revenues, profitability, liquidity, ability to access capital and future growth prospects are highly dependent on the prices received for oil and natural gas. The prices of these commodities are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile, and this volatility may continue in the future. The volatility of the energy markets generally makes it extremely difficult to predict future oil and natural gas price movements. Also, prices for oil and prices for natural gas do not necessarily move in tandem. Declines in oil or natural gas prices would not only reduce revenue but could also reduce the amount of oil and natural gas that can be economically produced and therefore potentially lower natural gas and oil reserve quantities. If the oil and natural gas industry continues to experience low prices, we may, among other things, be unable to meet all our financial obligations or make planned expenditures.

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

There are numerous uncertainties inherent in estimating quantities of oil and natural gas reserves and cash flows to be derived therefrom, including many factors beyond our control. The reserve and associated cash flow information set forth herein represents estimates only. In general, estimates of economically recoverable oil and natural gas reserves and the future net cash flows therefrom are based upon a number of variable factors and assumptions such as historical oil and natural gas prices, production levels, capital expenditures, operating and development costs, the effects of regulation, the accuracy and reliability of the underlying engineering and geologic data, and the availability of funds; all of which may vary from actual results. For those reasons, estimates of the economically recoverable oil and natural gas reserves attributable to any particular group of properties, classification of such reserves based on risk of recovery and estimates of future net revenues expected therefrom and prepared by different engineers, or by the same engineers at different times, may vary. Our actual production, revenues, taxes and development and operating expenditures with respect to our reserves will vary from estimates thereof and such variations could be material.

In accordance with applicable securities laws, the technical report on our oil and natural gas reserves prepared by DeGolyer and MacNaughton, independent petroleum consultants, as of December 31, 2023 and 2022, or the DeGolyer Reserve Report, used SEC guideline prices and cost estimates in calculating net cash flows from oil and natural gas reserve quantities included within the report. Actual future net revenue will be affected by other factors such as actual commodity prices, production levels, supply and demand for oil and natural gas, curtailments or increases in consumption by oil and natural gas purchasers, changes in governmental regulation or taxation and the impact of inflation on costs. Actual production and revenues derived therefrom will vary from the estimates contained in the DeGolyer Reserve Report, and such variations could be material. The DeGolyer Reserve Report is based in part on the assumed success of activities that we intend to undertake in future years. The oil and natural gas reserves and estimated cash flows to be derived therefrom contained in the DeGolyer Reserve Report will be reduced to the extent that such activities do not achieve the level of success assumed in the DeGolyer Reserve Report.

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

Operations could also be adversely affected by general economic downturns or limitations on spending. An economic downturn and uncertainty may have a negative impact on our business. During 2023 and 2022, there was tremendous volatility in prices and available financing for oil and gas projects. There can be no assurance that we will be able to access capital markets to provide funding for future operations that would require additional capital beyond our current existing available capital on terms acceptable to us.

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

We may make future acquisitions or enter into financing or other transactions involving the issuance of securities, which may be dilutive to existing security holders.

Competition in the natural gas and oil industry is intense, which may hinder our ability, and the ability of our third-party operating partners, to contract for drilling equipment, and we may not be able to control the scheduling and activities of contracted drilling equipment.

Oil and natural gas exploration and development activities are dependent on the availability of drilling and related equipment in the particular areas where such activities will be conducted. Demand for such limited equipment or access restrictions may affect the availability of such equipment to us and our third-party operating partners and may delay exploration and development activities. Past industry conditions have led to periods of extreme shortages of drilling equipment in certain areas of the United States. On the oil and natural gas properties that we do not operate, we will be dependent on such operators for the timing of activities related to such properties and may be largely unable to direct or control the activities of the operators.

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

Hydraulic fracturing, which involves the injection of water, sand and chemicals under pressure into deep rock formations to stimulate oil or natural gas production, is often used in the completion of unconventional oil and natural gas wells. Currently, hydraulic fracturing is primarily regulated in the United States at the state level, which generally focuses on regulation of well design, pressure testing, and other operating practices.

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

Epsilon Energy Ltd. is an Alberta company. Epsilon Energy USA Inc. (Ohio corporation) may be a U.S. real property holding corporation (a “USRPHC”) for U.S. federal income tax purposes if it is determined, at any time, that the fair market value of its assets that consist of “United States real property interests,” as defined in the Internal Revenue Code, and applicable Treasury regulations, constitute at least 50% of the combined fair market value of our real property interests and other business assets. If Epsilon Energy USA Inc. were a USRPHC, then Epsilon Energy Ltd.’s investment in Epsilon Energy USA Inc. would be a United States Real Property Interest (USRPI) for US federal tax purposes. As a result, the Foreign Investment in Real Property Tax Act, or “FIRPTA,” would require Epsilon Energy Ltd. to pay U.S. federal income tax at the corporate income tax rates on capital gain distributions made by Epsilon Energy USA Inc. to Epsilon Energy Ltd. Distributions made out of earnings and profits are not expected to be subject to the FIRPTA tax but would be subject to U.S. withholding tax.

Our operations are currently geographically concentrated and therefore subject to regional economic, regulatory and capacity risks.

Approximately 77% and 88% of our revenue during fiscal years 2023 and 2022, respectively, was derived from natural gas production and gathering system revenues in the state of Pennsylvania. As a result of prolonged weak pricing in Zone 4 of the Tennessee Gas Pipeline and, therefore, a reduced pace of development, Epsilon’s management is striving to allocate capital to additional upstream opportunities outside of the Marcellus Shale. More specifically, the Company has allocated capital to the Permian Basin through its investments in New Mexico and Texas. Epsilon’s management expects to continue to seek opportunities outside of the Marcellus Shale in order to provide the Company the flexibility to respond to market conditions by allocating capital across multiple basins and commodities.

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

We depend on third-party operators and our key personnel, and competition for experienced technical personnel may negatively affect our operations.

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

In addition to the operator, our success will depend in large measure on certain key personnel. The loss of the services of such key personnel could have a material adverse effect on us. We do not have key-person insurance in effect for management. The contributions of these individuals to our immediate operations are likely to be of central importance. In addition, the competition for qualified personnel in the oil and natural gas industry is intense, and there can be no assurance that we will be able to continue to attract and retain all personnel necessary for the development and operation of our business. Certain of our directors are also directors of other companies and as such may, in certain circumstances, have a conflict of interest requiring them to abstain from certain decisions. Conflicts, if any, will be subject to the procedures and remedies of the Conflicts Committee of our board of directors.

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

Risks Related to Commodity Prices, Hedging and Marketing

Natural gas and oil prices fluctuate widely, and low prices for an extended period would likely have a material adverse effect on our business.

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

We are exposed to risks of loss in the event of nonperformance by our counterparties to our hedging arrangements. Some of our counterparties may be highly leveraged and subject to their own operating and regulatory risks. Despite our analysis, we may experience financial losses in our dealings with these and other parties with whom we enter into transactions as a normal part of our business activities. Any nonpayment or nonperformance by our counterparties could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Cybersecurity

We may be subject to interruptions or failures in our information technology systems.

We rely on sophisticated information technology systems and infrastructure to support our business, including process control technology. Any of these systems are susceptible to outages due to fire, floods, power loss, telecommunications failures, usage errors by employees, computer viruses, cyberattacks or other security breaches or similar events. The failure of any of our information technology systems may cause disruptions in our operations, which could adversely affect our revenue and profitability.

We are subject to cybersecurity risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.

We depend on information technology systems that we manage, and others that are managed by third-party service and equipment providers, to conduct our day-to-day operations, including critical systems, and these systems are subject to risks associated with cyber incidents or attacks, especially originating from countries such as China, Russia, Iran, and North Korea as broadly reported in the media. Our technology systems and networks, and those of our vendors, suppliers and other business partners, may become the target of cyberattacks or information security breaches. A cyber incident could negatively impact the Company in a number of ways, including but not limited to: (i) remediation costs, such as liability for stolen assets or information and repairs of system damage; (ii) increased cybersecurity protection costs, which may include the costs of making organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants; (iii) lost revenue resulting from downtime, operational disruptions, the unauthorized use of proprietary information or the failure to retain or attract customers following an attack; (iv) litigation and legal risks, including regulatory actions by state and federal governmental authorities and non-U.S. authorities and related investigation costs; (v) increased insurance premiums; (vi) reputational damage that adversely affects customer or investor confidence; (vii) the loss, theft, corruption or unauthorized release of intellectual property, proprietary information, customer and vendor data or other critical data and (viii) damage to the Company’s competitiveness, stock price, and long-term stockholder value. Certain cyber incidents, such as surveillance, may remain undetected for an extended period of time. As the sophistication of cyber incidents continues to evolve, we will likely be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. Our insurance coverage for cyberattacks may not be sufficient to cover all the losses we may experience as a result of such cyberattacks.

Risks Related to Internal Controls

For as long as we are an “emerging growth company,” we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to some other public companies.

As an “emerging growth company” as defined in the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. We will cease being an emerging growth company not later than December 31, 2024.

For so long as we remain an “emerging growth company,” we will not be required to:

●	have an auditor report on our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002 (provided that this exemption will continue to apply for so long as we are a “non-accelerated filer”);
●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis);
●	submit certain executive compensation matters to shareholder approval (requiring a non-binding shareholder vote to approve golden parachute arrangements in connection with mergers and certain other business combinations, and advisory votes on executive compensation pursuant to the “say on frequency” and “say on pay” provisions under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; and
●	include detailed compensation discussion and analysis in our filings under the Securities Exchange Act of 1934 (the “Exchange Act”) and instead may provide a reduced level of disclosure concerning executive compensation.

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

Our natural gas gathering system is dependent upon the level of production from natural gas wells, from which production will naturally decline over time. In order to maintain or increase throughput levels on our gathering system and compression facility, we must continually develop reserves within the Auburn GGS boundary or obtain new supplies external to the Auburn GGS boundary. Developing reserves within the system boundary is the priority as external natural gas volumes have a contractual gathering rate that is 25% of the Anchor Shipper rate. The primary factors affecting our ability to obtain new supplies of natural gas is the level of successful drilling activity from the Anchor Shippers, of which Epsilon is one, as well as our ability to compete for volumes from successful new wells drilled by third parties proximate to our system. If we are not able to obtain new supplies of natural gas to replace the natural decline in volumes from existing wells, throughput on our pipelines and the utilization rates of our compression facility would decline, which could have an adverse effect on our business, results of operations, financial position and cash flows. Although gross throughput at the Auburn CF has declined from 2018-2023, the share of Anchor Shipper gas has increased.

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

Differential is an energy industry term that refers to the discount or premium received for the sale of a petroleum product at a specific location relative to a nationally recognized sales hub. In the Marcellus Shale, natural gas is significantly discounted to Henry Hub pricing and the size of the differential can be volatile. Many factors influence the size and duration of differentials including local supply / demand imbalances, seasonal fluctuations in demand, transportation availability and cost, as well as the regulatory environment as it pertains to constructing new transportation pipelines. In Northeast Pennsylvania, negative differentials have persisted for many years due to rapid increases in supply as a result of advances in well completion techniques. Despite substantial increases in local demand for natural gas coupled with pipeline expansions, optimizations, and new pipelines that have been brought into service, the natural gas differential in Northeast Pennsylvania remains significant. There is no guarantee that future demand or pipeline transportation projects will eliminate this differential, and it will therefore remain a significant risk to demand for transportation service on the Auburn GGS, and therefore Epsilon’s revenues and cash flows.

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

Several of our assets that have been in service for many years may require significant expenditures to maintain them. As a result, our maintenance or repair costs may increase in the future.

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

Our revenues, operating results, and future rate of growth depend primarily upon the price of natural gas in Northeast Pennsylvania which is currently volatile and significantly discounted to natural gas at Henry Hub due to insufficient interstate pipeline capacity out of the region. This volatility and discount has adversely impacted reserve development in the past, and could do so again in the future. A slowing pace of or complete halt to the development of Anchor Shipper reserves will impact our financial results, cash flows, and access to capital.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

The Company considers cybersecurity risks as part of our overall risk management process. The management team works closely with our IT consultants and IT auditors to ensure potential risks are mitigated within our systems.

The Company engages a third-party IT consulting firm and conducts an annual IT audit to test our risk management processes.

The Company, together with our IT consultants and auditors, has processes that thoroughly vet third-party service providers, continuously monitoring to ensure compliance with our cybersecurity standards.

The Company has not encountered cybersecurity threats that have materially impacted our business or operations.

Governance

The Company’s Board of Directors is aware of the impact of potential cybersecurity threats and stays in close contact with management in case a threat is identified.

The Audit Committee of the Board of Directors is the primary governing body that is tasked with the evaluation and confirmation of the Company’s cybersecurity threat mitigation processes. More specifically, they review the Company’s annual IT audits and discuss any potential threats in quarterly meetings.

The Chief Financial Officer, Chief Operating Officer, Controller, and Director – Finance are all involved in communications with our IT consultants and auditors. The Chief Financial Officer notifies the Audit Committee and Chief Executive Officer of any cybersecurity threats.

ITEM 2.     PROPERTIES.

The information required by Item 2 is contained in ‘‘Item 1. Business – Properties.’’

ITEM 3.     LEGAL PROCEEDINGS.

On March 10, 2021, Epsilon filed a complaint against Chesapeake Appalachia, LLC (“Chesapeake”) in the United States District Court for the Middle District of Pennsylvania, Scranton, Pennsylvania (“Middle District”). Epsilon claimed that Chesapeake had breached a settlement agreement and several operating agreements (“JOAs”) to which Epsilon and Chesapeake are parties. Epsilon asserted that Chesapeake had failed to cooperate with Epsilon’s efforts to develop resources in the Auburn Development, located in North-Central Pennsylvania, as required under both the settlement agreement and JOAs.

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

Epsilon filed a notice of appeal on February 15, 2022 challenging the District Court's rulings in the case. Following the Third Circuit's ruling to remand the case back to District court, Epsilon sought and was granted a dismissal of the case without prejudice in September 2023.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The information required by Item 201 of Regulation S-K is contained in ‘‘Item 1. Business.’’

On July 1, 2023, our Board made grants to our CEO and CFO, entitling them to receive an aggregate of 79,589 common shares which shall not be issued to the award recipients unless certain time or performance based vesting criteria, as applicable, are met, in which case the vesting will occur in three equal parts on the succeeding periods ending on July 1. The awards were made under the 2020 Equity Incentive plan in accordance with Rule 701 promulgated under the Securities Act.

On July 3, 2023, our Board made grants to our directors entitling them to receive an aggregate of 64,975 common shares which shall not be issued to the award recipients unless certain time or performance based vesting criteria, as applicable, are met, in which case the vesting will occur in three equal parts on the succeeding periods ending on December 31. The awards were made under the 2020 Equity Incentive plan in accordance with Rule 701 promulgated under the Securities Act.

On December 31, 2023, our Board made grants to our management and employees entitling them to receive an aggregate of 213,982 common shares which shall not be issued to the award recipients unless certain time or performance based vesting criteria, as applicable, are met, in which case the vesting will occur in three equal parts on the succeeding periods ending on December 31. The awards were made under the 2020 Equity Incentive plan in accordance with Rule 701 promulgated under the Securities Act.

On March 9, 2023, the Board of Directors authorized a new share repurchase program of up to 2,292,644 common shares, representing 10% of the outstanding common shares of Epsilon at that time, for an aggregate purchase price of not more than US $15.0 million. The program is pursuant to a normal course issuer bid and will be conducted in accordance with Rule 10b-18 under the Exchange Act. The program commenced on March 27, 2023 and will end on March 26, 2024.

The Company funded the purchases out of available cash and did not incur debt to fund the share repurchase program. The shares are accounted for as treasury shares until such a time as they are retired.

The following table provides information with respect to the common share purchases made by the Company during the three months ended December 31, 2023.

			Total number of	Maximum number
			shares purchased	of shares that
			as part of	may yet be
	Total number	Average price	publicly	purchased under
	of shares	paid per	announced plans	the plans or
Period	purchased	share	or programs	programs
December 2023	70,874	$5.06
Total	70,874	$5.06	968,149	1,324,495

ITEM 6. [RESERVED.]

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding of trends and significant changes in our results of operations and the financial condition of Epsilon Energy Ltd. and its subsidiaries for the periods presented. This section should be read in conjunction with the audited consolidated financial statements as of December 31, 2023 and 2022 and for the years then ended together with accompanying notes.

Overview

Epsilon Energy Ltd. (the “Company”) is a North American onshore focused independent natural gas and oil company engaged in the acquisition, development, gathering and production of natural gas and oil reserves. Our areas of operations are the Marcellus Shale section of the Appalachian Basin in Pennsylvania, the Permian Basin in Texas and New Mexico, and the NW Anadarko Basin in Oklahoma.

At December 31, 2023 our total estimated net proved reserves were 65,916 MMcf of natural gas reserves, 383,174 Bbls of NGL reserves, and 341,286 Bbls of oil and condensate, and we held leasehold rights to approximately 84,684 gross (15,463 net) acres. We have natural gas production from our non-operated wells in Pennsylvania, and natural gas, oil and other liquids production from our non-operated wells in the Permian Basin and Oklahoma.

We are committed to disciplined capital allocation which could include shareholder returns in the form of dividends and/or share buybacks. We plan to maintain a strong balance sheet and liquidity position to allow us to opportunistically invest in both our existing project areas and potential new projects.

Historically, our investments have been focused on our position in the prolific Marcellus unconventional reservoir in Pennsylvania (“PA”). Our PA assets are supported by our 35% ownership in the Auburn GGS. We have a substantial remaining drillable location inventory within our existing leasehold.

On May 9, 2023, Epsilon acquired a 10% interest in two wellbores located in Eddy County, New Mexico from a private operator. The wells are currently in production. Total capital expenditure (net to Epsilon) was $2.2 million.

On May 16, 2023, Epsilon acquired a 25% working interest in 1,297 gross acres on the Central Basin Platform in Ector County, Texas from a private operator. The Company participated in the drilling and completion of 2 gross (0.5 net) wells which were put on production in October 2023. Total capital expenditures (net to Epsilon) to date are $9.3 million, including leasehold and drilling and completion costs.

On June 20, 2023, Epsilon acquired a 25% working interest in 11,067 gross acres on the Central Basin Platform in Ector County, Texas from a private operator. Total leasehold capital expenditures (net to Epsilon) to date are $6.2 million.

We continue to evaluate new opportunities in numerous onshore North American natural gas and oil basins.

During 2023, we realized net income of $7.9 million as compared to net income of $35.4 million for 2022.

At December 31, 2023, our total estimated net proved developed reserves were 50,681 MMcfe, a decrease of 37% from December 31, 2022. The decrease is mainly attributable to revisions to previous estimates related to commodity pricing.

At December 31, 2023, our total estimated net proved reserves were 70,262 MMcfe, a 25% decrease from December 31, 2022. The primarily price-related decrease in our total proved developed reserves was partially offset by increases in proved undeveloped reserves in PA from wells currently in progress. As a non-operating working interest owner, we often do not have direct control or visibility over the pace of investment in our assets by the operator. We must have confirmation from the operator on near-term development to designate an undeveloped well location as proved.

Our standardized measure of discounted future net cash flows as of December 31, 2023 and 2022 was $33.0 million and $145.8 million, respectively. This measure of discounted future net cash flows does not include any estimate for future cash flows generated by our gathering system assets.

Results of Operations

The following review of operations for the periods presented below should be read in conjunction with our consolidated financial statements and the notes thereto.

Revenues

During the year ended December 31, 2023, revenues decreased $39.3 million, or 56%, to $30.7 million from $70.0 million during the year ended December 31, 2022 primarily due to lower realized natural gas prices in PA (down 71%), partially offset by new oil revenues from the Permian Basin.

Revenue and volume statistics for the years ended December 31, 2023 and 2022 were as follows:

	Year ended
	December 31,
	2023	2022
Revenues
Pennsylvania
Natural gas revenue	$13,733,052	$53,759,354
Volume (MMcf)	7,906	9,026
Avg. Price ($/Mcf)	$1.74	$5.96
Gathering system revenue (net of elimination)	$9,790,531	$8,085,512
Total PA Revenues	$23,523,583	$61,844,866
Permian Basin
Natural gas revenue	$117,112	$—
Volume (MMcf)	80	—
Avg. Price ($/Mcf)	$1.47	$—
Natural gas liquids revenue	$353,612	$—
Volume (MBOE)	17.9	—
Avg. Price ($/Bbl)	$19.78	$—
Oil and condensate revenue	$3,501,098	$—
Volume (MBbl)	44.5	—
Avg. Price ($/Bbl)	$78.71	$—
Total Permian Basin Revenues	$3,971,822	$—
Oklahoma
Natural gas revenue	$1,014,050	$3,189,380
Volume (MMcf)	354	477
Avg. Price ($/Mcf)	$2.87	$6.68
Natural gas liquids revenue	$630,806	$1,733,129
Volume (MBOE)	21.1	44.1
Avg. Price ($/Bbl)	$29.96	$39.31
Oil and condensate revenue	$1,589,491	$3,195,334
Volume (MBbl)	20.8	32.2
Avg. Price ($/Bbl)	$76.37	$99.24
Total OK Revenues	$3,234,347	$8,117,843
Total Revenues	$30,729,752	$69,962,709

Upstream natural gas revenue for the year ended December 31, 2023 decreased by $42.1 million, or 74%, from 2022. A decrease of $35.1 million was due to lower realized natural gas prices and a reduction of $7.0 million was due to lower produced volumes due to natural decline of the wells.

Upstream natural gas liquids revenue for the year ended December 31, 2023 decreased by $0.7 million, or 43% from 2022.  A decrease of $0.5 million was due to lower natural gas liquids prices and a reduction of $0.2 million was due to lower produced volumes.

Upstream oil and condensate revenue for the year ended December 31, 2023 increased by $1.9 million, or 59% over 2022.  An increase of $3.3 million was due to increased production from new wells in the Permian Basin offset by a reduction of $1.4 million due to lower oil prices.

Gathering system revenue for the year ended December 31, 2023 increased by $1.7 million, or 21% over 2022. This was the result of anchor shipper volumes, which pay the full gathering rate, increasing from 69% to 78% of total throughput in addition to a one-time compressor fee adjustment as a result of the operator’s internal audit of the gathering system. Revenues derived from transporting and compressing our production, which have been eliminated from gathering system revenues, amounted to $1.4 million and $1.5 million, respectively, for the years ended December 31, 2023 and 2022.

Operating Costs

The following table presents total cost and cost per unit of production (Mcfe), including ad valorem, severance, and production taxes for the years ended December 31, 2023 and 2022:

	Year ended December 31,
	2023	2022
Lease operating costs (net of elimination)	$6,405,281	$7,128,631
Gathering system operating costs	2,459,694	2,287,763
	$8,864,975	$9,416,394

Upstream operating costs—Total $/Mcfe	0.71	0.72
Gathering system operating costs $/Mcf	0.15	0.15

Operating costs include the effects of elimination entries to remove the gathering fees paid to Epsilon’s ownership in the gathering system.

Upstream operating costs consist of lease operating expenses necessary to extract natural gas and oil, including gathering and treating the natural gas and oil to ready it for sale. For the year ended December 31, 2023, upstream operating costs decreased by $0.7 million, or 10.1% from the same period in 2022. Operating costs in 2022 were higher due to higher produced volumes and extraordinary plugging and abandonment costs related to atypical wellbore conditions in two older vintage wells in Pennsylvania, which is not representative of the other wells.

Gathering system operating costs consist primarily of rental payments for the natural gas fueled compression units and overhead fees due to the system’s operator. For the year ended December 31, 2023, gathering system operating costs increased by $0.2 million, or 7.5% from the same period in 2022.

Depletion, Depreciation, Amortization and Accretion (DD&A)

	Year ended December 31,
	2023	2022
Depletion, depreciation, amortization and accretion	$7,685,084	$6,438,511

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

Depreciation expense includes amounts pertaining to our office furniture and fixtures, leasehold improvements and computer hardware. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 7 years. Also included in depreciation expense is an amount pertaining to buildings owned by the Company. Depreciation for the buildings is calculated using the straight-line method over an estimated useful life of 30 years.

Accretion expense is related to the asset retirement costs.

During the year ended December 31, 2023, DD&A expense increased by $1.2 million, or 19%, compared to the same period in 2022. This increase was a result of the lower reserves causing an increased depletion rate in addition to four new producing wells in the Permian Basin.

Loss (gain) on Sale of Assets

	Year ended December 31,
	2023	2022
Loss (gain) on sale of assets	$1,449,871	$(221,642)

For the year ended December 31, 2023, the Company had a loss on sale of assets of $1.4 million, compared to a gain of $0.2 million in 2022 due to the assets sold in 2023 having a larger net book value than the asset sold in 2022. Epsilon sold two Oklahoma assets in April 2023 and one Oklahoma asset in April 2022.

General and Administrative (“G&A”)

	Year ended December 31,
	2023	2022
General and administrative	$7,311,496	$7,346,438

G&A expenses consist of general corporate expenses such as compensation, legal, accounting and professional fees, consulting services, travel and other related corporate costs such as stock options granted and restricted shares of stock granted and the related non-cash compensation.

G&A expenses were generally consistent compared to the same period in 2022, decreasing by $0.03 million, or 0%.

Interest Income

	Year ended December 31,
	2023	2022
Interest income	$1,673,241	$452,877

During the year ended December 31, 2023, interest income increased by $1.2 million, or 269%, from the same period in 2022. This increase was primarily due to the utilization of additional financial instruments with higher prevailing interest rates in 2023.

Interest Expense

	Year ended December 31,
	2023	2022
Interest expense	$80,379	$50,782

Interest expense relates to the interest and commitment fees paid on the revolving line of credit.

Interest expense increased by $0.03 million, or 58%, during the year ended December 31, 2023 from 2022. The increase is due to the front-end fees on our new credit facility put in place during 2023.

Net gain (loss) on commodity contracts

	Year ended December 31,
	2023	2022
Gain on derivative contracts	$3,130,055	$236,077

During the year ended December 31, 2023, the Company had NYMEX Henry Hub (“HH”) Natural Gas Futures swaps and Tennessee Gas Pipeline Zone 4 basis swap derivative contracts for the purpose of hedging a portion of its physical natural gas sales revenue. During the year ended December 31, 2022, the Company had NYMEX HH two-way collars and Tennessee Gas Pipeline Zone 4 basis swap derivative contracts for the same hedging purpose. The amounts recorded represent the fair value changes on our derivative instruments during the year. For the year ended December 31, 2023, the Company received net cash settlements of $3,251,890. For the year ended December 31, 2022, the Company paid net cash settlements of $1,225,837.

At December 31, 2022, the Company had outstanding NYMEX HH swaps totaling 1.07 Bcf with a strike price of $5.212 and Tennessee Z4 basis swaps totaling 1.07 Bcf with a strike price of ($1.25) to hedge a portion of expected volumes for the contract period of April 2023 to October 2023.

In September 2023, the Company added NYMEX HH swaps totaling 0.38 Bcf with a strike price of $3.315 and Tennessee Z4 basis swaps totaling 0.38 Bcf with a strike price of ($0.73) to hedge a portion of the expected volumes for the contract period of November 2023 to March 2024. The Company also added NYMEX HH swaps totaling 1.07 Bcf with a strike price of $3.1975 and Tennessee Z4 basis swaps totaling 1.07 Bcf with a strike price of ($1.145) to hedge a portion of the expected volumes for the contract period of April 2024 to October 2024.

In October 2023, the Company added NYMEX HH swaps totaling 0.38 Bcf with a strike price of $3.455 and Tennessee Z4 basis swaps totaling 0.38 Bcf with a strike price of ($0.81) to hedge a portion of the expected volumes for the contract period of November 2023 to March 2024. The Company also added NYMEX HH swaps totaling 0.535 Bcf with a strike price of $3.29 and Tennessee Z4 basis swaps totaling 0.535 Bcf with a strike price of ($1.20) to hedge a portion of the expected volumes for the contract period of April 2024 to October 2024.

At December 31, 2023, the Company had outstanding NYMEX HH swaps totaling 1.905 Bcf with a weighted average strike price of $3.25 and Tennessee Z4 basis swaps totaling 1.905 Bcf with a weighted average strike price of ($1.10) to hedge a portion of expected volumes for the contract period of January 2024 to October 2024.

Income Tax Expense

	Year ended December 31,
	2023	2022
Income tax expense	$3,200,447	$12,157,487

During the year ended December 31, 2023, income tax expense decreased by $9.0 million, or 74%, from the same period in 2022. This decrease was primarily due to a decrease in taxable income as a result of lower realized commodity prices.

Net Income Compared to Adjusted EBITDA

	Year ended December 31,
	2023	2022
Net income	$6,945,153	$35,354,679
Add Back:
Interest (income) expense, net	(1,592,862)	(402,095)
Income tax expense	3,200,447	12,157,487
Depreciation, depletion, amortization, and accretion	7,685,084	6,438,511
Stock based compensation expense	1,018,262	1,021,026
Gain (loss) on sale of assets	1,449,871	(221,642)
Loss (gain) on derivative contracts net of cash received or paid on settlement	121,835	(1,461,914)
Foreign currency translation loss	(278)	(850)
Adjusted EBITDA	$18,827,512	$52,885,202

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

Capital Resources and Liquidity

Cash Flow

The primary source of cash during the years ended December 31, 2023 and 2022 was funds generated from operations. For the year ended December 31, 2023 the primary uses of cash were the acquisition and development of upstream properties, investment in U.S. Treasury bills, the repurchase of shares of common stock, and the distribution of dividends. For the year ended December 31, 2022, cash was primarily used for the development of upstream properties, the repurchase of common stock, and the distribution of dividends.

At December 31, 2023, we had a working capital surplus of $33.2 million, a decrease of $16.0 million from the $49.2 million surplus at December 31, 2022. The surplus decreased from December 31, 2022 due to lower cash and short term investment balances. We anticipate that our current cash balance, short term investments, available borrowings, and cash flows from operations to be sufficient to meet our cash requirements for at least the next twelve months.

Year ended December 31, 2023 compared to 2022

During the year ended December 31, 2023, $17.5 million was provided by our operating activities, compared to $38.0 million in 2022, a $20.5 million, or 54%, decrease. The decrease was mainly due to the decrease in realized prices resulting in decreased revenue.

The company used $37.7 million for investing activities during the year ended December 31, 2023, compared to $7.9 million in 2022, a $29.8 million, or 379%, increase. The Company made a $17.9 million investment in U.S. Treasury bills and $19.8 million in capital investment in the upstream properties.

During the year ended December 31, 2023, $11.7 million of cash used for financing activity was primarily related to the repurchase of our common shares and the payment of quarterly dividends. During the year ended December 31, 2022, $12.0 million of cash used for financing activity was primarily related to the repurchase of our common shares and the payment of quarterly dividends. This was offset by $0.7 million of proceeds from the exercise of stock options.

Credit Agreement

The Company closed a senior secured reserve based revolving credit facility on June 28, 2023 with Frost Bank as issuing bank and sole lender. The new facility replaced the Company’s previous facility. The initial commitment and borrowing base is $35 million (redetermined as of December 6, 2023), supported by the Company’s upstream assets in Pennsylvania and subject to semi-annual redeterminations with a maturity date of the earlier of June 28, 2027. Interest will be charged at the Daily Simple SOFR rate plus a margin of 3.25%. The facility is secured by the assets of the Company’s Epsilon Energy USA subsidiary (Borrower). There are currently no borrowings under the facility.

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

Repurchase Transactions

On March 9, 2023, the Board of Directors authorized a new share repurchase program of up to 2,292,644 common shares, representing 10% of our outstanding common shares, for an aggregate purchase price of not more than US $15.0 million. The program is pursuant to a normal course issuer bid and will be conducted in accordance with Rule 10b-18 under the Exchange Act. The program commenced on March 27, 2023, and will end on March 26, 2024, unless the maximum amount of common shares is purchased before then or Epsilon provides earlier notice of termination. During the year ended December 31, 2023, we repurchased 968,149 common shares and spent $4,940,295 at an average price of $5.08 per share (excluding commissions) under the new plan.

The previous share repurchase program commenced on March 8, 2022. During the year ended December 31, 2022, we repurchased 982,500 common shares of the maximum of 1,183,410 authorized for repurchase and spent $6,234,879 under the plan. The repurchased stock had an average price of $6.32 per share (excluding commissions) and was subsequently retired during the year ended December 31, 2022. In 2023, we repurchased and retired 190,700 common shares and spent $1,115,306 at an average price of $5.82 per share (excluding commissions) before the plan terminated on March 7, 2023.

In 2023, the Company repurchased 1,158,849 shares and spent $6,055,601 at an average price of $5.20 per share (excluding commissions) under the two consecutive repurchase programs.

On March 19, 2024, the Board of Directors authorized a new share repurchase program of up to 2,191,320 common shares, representing 10% of the current outstanding common shares of Epsilon, for an aggregate purchase price of not more than US $12.0 million. The program is pursuant to a normal course issuer bid and will be conducted in accordance with Rule 10b-18 under the Exchange Act. The program will commence on March 27, 2024 and end on March 26, 2025, unless the maximum amount of common shares is purchased before then or Epsilon provides earlier notice of termination.

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

At December 31, 2023, Epsilon’s outstanding natural gas commodity swap contracts consisted of the following:

		Weighted Average
	Volume	Price ($/MMbtu)	Fair Value of Asset
Derivative Type	(MMbtu)	Swaps	December 31, 2023
2024
NYMEX Henry Hub swap	1,905,000	$3.25	$1,353,668
Tennessee Z4 basis swap	1,905,000	$(1.10)	$(253,413)
	3,810,000		$1,100,255

Contractual Obligations

We enter into commitments for capital expenditures in advance of the expenditures being made. At a given point in time, it is estimated that we have committed to capital expenditures equal to approximately one quarter of our capital budget by means of giving the necessary authorizations to the asset operator to incur the expenditures in a future period. As of December 31, 2023, our commitments for capital expenditures were nil.

Summary of Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and SEC rules which require management to make estimates and assumptions about future events that affect the reported amounts in the financial statements and the accompanying notes. We identify certain accounting policies as critical based on, among other things, their impact on the portrayal of our financial condition, results of operations or liquidity, and the degree of difficulty, subjectivity and complexity in their application. Critical accounting estimates cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. Management routinely discusses the development, selection and disclosure of each of the critical accounting estimates. Described below are the most significant accounting policies we apply in preparing our consolidated financial statements. We also describe the most significant estimates and assumptions we make in applying these policies.

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

We evaluate impairment of proved natural gas and oil properties on an area basis. On this basis, certain fields may be impaired because they are not expected to recover their entire carrying value from future net cash flows. The basis for future depletion, depreciation, amortization, and accretion will take into account the reduction in the value of the asset as a result of any accumulated impairment losses. Unproved natural gas and oil properties are assessed periodically for impairment based on remaining lease terms, drilling results, reservoir performance, future plans to develop acreage, and other relevant factors.

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

Recently Issued Accounting Standards

See Note 3, “Summary of Significant Accounting Policies” in Notes to the Consolidated Financial Statements.

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

Gathering System Revenue Risk

The Auburn Gas Gathering System lies within the Marcellus Shale with historically high levels of recoverable reserves and low cost of production. We believe that a short-term low commodity price environment will not significantly impact the reserves produced and thus the revenue of our gas gathering system.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated balance sheets as of December 31, 2023 and 2022, and the consolidated statements of operations and comprehensive income, changes in shareholders’ equity and cash flows for years ended December 31, 2023 and 2022 included in this annual report have been prepared in accordance with U.S. GAAP.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Epsilon Energy Ltd.

Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Epsilon Energy Ltd. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2017.

Houston, Texas

March 20, 2024

EPSILON ENERGY LTD.

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$13,403,628	$45,236,584
Accounts receivable	6,015,448	7,201,386
Short term investments	18,775,106	—
Fair value of derivatives	1,219,025	1,222,090
Prepaid income taxes	952,301	1,140,094
Other current assets	763,288	632,154
Operating lease right-of-use assets	—	31,383
Total current assets	41,128,796	55,463,691
Non-current assets
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	160,263,511	148,326,265
Unproved properties	25,504,873	18,169,157
Accumulated depletion, depreciation, amortization and impairment	(113,708,210)	(107,729,293)
Total oil and gas properties, net	72,060,174	58,766,129
Gathering system	42,738,273	42,639,001
Accumulated depletion, depreciation, amortization and impairment	(35,539,996)	(34,500,740)
Total gathering system, net	7,198,277	8,138,261
Land	637,764	637,764
Buildings and other property and equipment, net	291,807	286,035
Total property and equipment, net	80,188,022	67,828,189
Other assets:
Operating lease right-of-use assets, long term	441,987	—
Restricted cash	470,000	570,363
Prepaid drilling costs	1,813,808	—
Total non-current assets	82,913,817	68,398,552
Total assets	$124,042,613	$123,862,243

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable trade	$3,149,371	$1,695,353
Gathering fees payable	1,136,237	935,012
Royalties payable	1,422,898	2,223,043
Accrued capital expenditures	696,761	41,694
Accrued compensation	636,295	598,351
Other accrued liabilities	649,037	690,655
Fair value of derivatives	118,770	—
Operating lease liabilities	86,473	35,299
Total current liabilities	7,895,842	6,219,407
Non-current liabilities
Asset retirement obligations	3,502,952	2,780,237
Deferred income taxes	11,553,943	10,617,394
Operating lease liabilities, long term	476,911	—
Total non-current liabilities	15,533,806	13,397,631
Total liabilities	23,429,648	19,617,038
Commitments and contingencies (Note 11)
Shareholders' equity
Preferred shares, no par value, unlimited shares authorized, none issued or outstanding	—	—
Common shares, no par value, unlimited shares authorized and 22,222,722 shares issued and 22,151,848 shares outstanding at December 31, 2023 and 23,117,144 issued and outstanding at December 31, 2022	118,272,565	123,904,965
Treasury shares, at cost, 70,874 at December 31, 2023 and 0 at December 31, 2022	(360,326)	—
Additional paid-in capital	10,874,491	9,856,229
Accumulated deficit	(37,946,042)	(39,290,540)
Accumulated other comprehensive income	9,772,277	9,774,551
Total shareholders' equity	100,612,965	104,245,205
Total liabilities and shareholders' equity	$124,042,613	$123,862,243

The accompanying notes are an integral part of these consolidated financial statements

EPSILON ENERGY LTD.

Consolidated Statements of Operations and Comprehensive Income

	Year ended December 31,
	2023	2022
Revenues from contracts with customers:
Gas, oil, NGL, and condensate revenue	$20,939,221	$61,877,197
Gas gathering and compression revenue	9,790,531	8,085,512
Total revenue	30,729,752	69,962,709

Operating costs and expenses:
Lease operating expenses	6,405,281	7,128,631
Gathering system operating expenses	2,459,694	2,287,763
Development geological and geophysical expenses	—	9,545
Depletion, depreciation, amortization, and accretion	7,685,084	6,438,511
Loss (gain) on sale of oil and gas properties	1,449,871	(221,642)
General and administrative expenses:
Stock based compensation expense	1,018,262	1,021,026
Other general and administrative expenses	6,293,234	6,325,412
Total operating costs and expenses	25,311,426	22,989,246
Operating income	5,418,326	46,973,463

Other income (expense):
Interest income	1,673,241	452,877
Interest expense	(80,379)	(50,782)
Gain on derivative contracts	3,130,055	236,077
Other income (expense), net	4,357	(99,469)
Other income, net	4,727,274	538,703

Net income before income tax expense	10,145,600	47,512,166
Income tax expense	3,200,447	12,157,487
NET INCOME	$6,945,153	$35,354,679
Currency translation adjustments	(3,872)	(44,054)
Unrealized gain on securities	1,598	—
NET COMPREHENSIVE INCOME	$6,942,879	$35,310,625

Net income per share, basic	$0.31	$1.52
Net income per share, diluted	$0.31	$1.51
Weighted average number of shares outstanding, basic	22,496,772	23,319,633
Weighted average number of shares outstanding, diluted	22,511,647	23,406,189

The accompanying notes are an integral part of these consolidated financial statements

EPSILON ENERGY LTD.

Consolidated Statements of Changes in Shareholders’ Equity

						Accumulated
						Other		Total
	Common Shares Issued		Treasury Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	paid-in Capital	Income	Deficit	Equity
Balance at December 31, 2021	24,202,218	$131,815,739	(534,015)	$(2,423,007)	$8,835,203	$9,818,605	$(68,783,207)	$79,263,333
Net income	—	—	—	—	—	—	35,354,679	35,354,679
Dividends	—	—	—	—	—	—	(5,862,012)	(5,862,012)
Stock-based compensation expense	—	—	—	—	1,021,026	—	—	1,021,026
Buyback of common shares	—	—	(982,500)	(6,234,879)	—	—	—	(6,234,879)
Retirement of treasury shares	(1,516,515)	(8,657,886)	1,516,515	8,657,886	—	—	—	—
Exercise of stock options	138,750	747,112	—	—	—	—	—	747,112
Vesting of shares of restricted stock	292,691	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(44,054)	—	(44,054)
Balance at December 31, 2022	23,117,144	$123,904,965	—	$—	$9,856,229	$9,774,551	$(39,290,540)	$104,245,205
Net income	—	—	—	—	—	—	6,945,153	6,945,153
Dividends	—	—	—	—	—	—	(5,600,655)	(5,600,655)
Stock-based compensation expense	—	—	—	—	1,018,262	—	—	1,018,262
Buyback of common shares	—	—	(1,158,849)	(6,055,601)	—	—	—	(6,055,601)
Retirement of treasury shares	(1,087,975)	(5,695,275)	1,087,975	5,695,275	—	—	—	—
Exercise of stock options	12,500	62,875	—	—	—	—	—	62,875
Vesting of shares of restricted stock	181,053	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(2,274)	—	(2,274)
Balance at December 31, 2023	22,222,722	$118,272,565	(70,874)	$(360,326)	$10,874,491	$9,772,277	$(37,946,042)	$100,612,965

The accompanying notes are an integral part of these consolidated financial statements

EPSILON ENERGY LTD.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2023	2022
Cash flows from operating activities:
Net income	$6,945,153	$35,354,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	7,685,084	6,438,511
Accretion of discount on available for sale securities	(836,528)	—
Loss (gain) on sale of oil and gas properties	1,449,871	(221,642)
Gain on derivative contracts	(3,130,055)	(236,077)
Settlement received (paid) on derivative contracts	3,251,890	(1,225,837)
Settlement of asset retirement obligation	(509,802)	(118,260)
Stock-based compensation expense	1,018,262	1,021,026
Deferred income tax expense	936,549	711,954
Changes in assets and liabilities:
Accounts receivable	1,185,938	(2,604,455)
Prepaid income taxes	187,793	—
Other assets and liabilities	126,347	(58,368)
Accounts payable, royalties payable and other accrued liabilities	(122,203)	1,182,348
Income taxes payable	—	(2,238,519)
Net cash provided by operating activities	18,188,299	38,005,360
Cash flows from investing activities:
Additions to unproved oil and gas properties	(8,136,442)	(310,211)
Additions to proved oil and gas properties	(10,377,642)	(7,562,502)
Additions to gathering system properties	(82,302)	(184,032)
Additions to land, buildings and property and equipment	(49,689)	(13,258)
Purchases of short term investments - held to maturity	(32,812,974)	—
Purchases of short term investments - available for sale	(11,988,982)	—
Proceeds from sales and maturities of short term investments	26,864,976	—
Proceeds from sale of oil and gas properties	12,498	200,000
Prepaid drilling costs	(1,813,808)	—
Net cash used in investing activities	(38,384,365)	(7,870,003)
Cash flows from financing activities:
Buyback of common shares	(6,055,601)	(6,234,879)
Exercise of stock options	62,875	747,112
Dividends paid	(5,600,655)	(5,862,012)
Debt issuance costs	(140,000)	—
Net cash used in financing activities	(11,733,381)	(11,349,779)
Effect of currency rates on cash, cash equivalents, and restricted cash	(3,872)	(44,054)
(Decrease) increase in cash, cash equivalents, and restricted cash	(31,933,319)	18,741,524
Cash, cash equivalents, and restricted cash, beginning of period	45,806,947	27,065,423
Cash, cash equivalents, and restricted cash, end of period	$13,873,628	$45,806,947

Supplemental cash flow disclosures:
Income taxes paid	$1,439,583	$13,669,000
Interest paid	$97,595	$68,328

Non-cash investing activities:
Change in proved properties accrued in accounts payable and accrued liabilities	$1,611,724	$(1,100,041)
Change in gathering system accrued in accounts payable and accrued liabilities	$16,969	$(20,118)
Asset retirement obligation asset additions and adjustments	$1,190,579	$12,053

The accompanying notes are an integral part of these consolidated financial statements

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

1. Description of Business

Epsilon Energy Ltd. (the “Company” or “Epsilon” or “we”) was incorporated under the laws of the Province of Alberta, Canada on March 14, 2005. On February 14, 2019, Epsilon’s registration statement on Form 10 was declared effective by the United States Securities and Exchange Commission and on February 19, 2019, we began trading in the United States on the NASDAQ Global Market under the trading symbol “EPSN.” Epsilon is a North American on-shore focused independent natural gas and oil company engaged in the acquisition, development, gathering and production of natural gas and oil reserves.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts in the Consolidated Statements of Cash Flows as of December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Cash and cash equivalents	$13,403,628	$45,236,584
Restricted cash included in other assets	470,000	570,363
Cash, cash equivalents, and restricted cash in the statement of cash flows	$13,873,628	$45,806,947

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2023 and 2022

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

Oil and natural gas exploration costs, other than the costs of drilling exploratory wells, are expensed as incurred. The costs of drilling exploratory wells are capitalized pending determination of whether Epsilon has discovered proved commercial reserves. If proved commercial reserves are not discovered, such drilling costs are expensed. In some circumstances, it may be uncertain whether proved commercial reserves have been discovered when drilling has been completed. Such exploratory well drilling costs may continue to be capitalized if the reserve quantity is sufficient to justify its completion as a producing well and sufficient progress in assessing the reserves and the economic and operating viability of the project is being made. Costs to develop proved reserves, including the costs of all development wells and related equipment used in the production of crude oil and natural gas, are capitalized (see Note 5).

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

Depreciation, depletion and amortization of the cost of gathering system properties is calculated using the unit-of- production method. The reserve base used to calculate depreciation, depletion and amortization for the gathering system includes only proved Pennsylvania natural gas developed reserves.

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

For the years ended December 31, 2023 and 2022

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

Gas Gathering System Revenue

The Company has a 35% ownership interest in the Auburn Gas Gathering System (“Auburn GGS”). This system aggregates the natural gas from the various pads in the field and transports the natural gas to the inlet of the Auburn compression facility where it is dehydrated, compressed and injected into the Tennessee Gas Pipeline. The gathering and compression services operate under fee-based contracts. The producers in the area served by the gathering system pay fees to the system owners based on the services provided to them in getting their share of the gas production to the third-party sales transmission point. Revenue is recognized over time as the services are provided.

Oil and Other Liquids Revenue

The source of the Company’s oil and other liquids revenue is its ownership interest in wells in the Permian Basin and Oklahoma.  The Company does not operate the wells and has elected not to receive its proportionate share of the production.  As such, under the Joint Operating Agreement, the operators have control of the marketing of this production at current market prices and remits our net revenue interest less taxes and fees on a monthly basis. The Company recognizes revenue with a monthly accrual of its proportionate share of volumes produced at an estimated market price.

Accounts Receivable and Other

Oil, natural gas liquid and natural gas receivables consist of amounts due from purchasers for commodity sales from our revenue interest in the leases in Northeastern Pennsylvania, the Permian Basin, and Oklahoma. Payments from purchasers are typically due by the last day of the month following the month of delivery. Gathering fee revenue consists of fees due from the operator of the Auburn GGS, as an agent for the Company fulfilling the operations of the gathering system. Payments from the operator are typically due 60 days from the last day of the month of transmission. The Company’s operations do not result in any contract assets or liabilities on the accompanying consolidated balance sheets.

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2023 and 2022

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

Financial Instruments and Fair Value

Epsilon’s financial instruments consist of cash and cash equivalents, short term investments, restricted cash, commodity derivative contracts, accounts receivable, accounts payable, and long-term debt.

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

The Company has investments in U.S. Treasury Bills, which mature over a period between 3 and 12 months and are classified as short term investments. The U.S. Treasury Bills are carried at fair value. The U.S. Treasury Bills are classified within Level 1 of the fair value hierarchy.

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

For the years ended December 31, 2023 and 2022

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short term investments, accounts receivable and derivative contracts. Exposure to credit risk associated with these instruments is controlled by (i) placing assets and other financial interests with credit-worthy financial institutions, (ii) maintaining policies over credit extension that include the evaluation of customers’ financial condition and monitoring paying history, although the Company does not have collateral requirements and (iii) netting derivative assets and liabilities for counterparties with a legal right of offset.

At December 31, 2023 and 2022, the cash and cash equivalents and short term investments were primarily concentrated in one financial institution the U.S. We currently have $15.6 million in excess of the federally insured limits. The Company periodically assesses the financial condition of these institutions and believe that any possible credit risk is minimal.

For the year ended December 31, 2023, the Company had four customers that accounted for 90.7% of the total trade accounts receivable. For the year ended December 31, 2022, the Company had three customers that accounted for 95.7% of the total trade accounts receivable.

Geographic Locations of Operations

Approximately 77% and 88% of our revenue during fiscal years 2023 and 2022, respectively, was derived from natural gas production and gathering system revenues in the state of Pennsylvania. As a result of prolonged weak pricing in Zone 4 of the Tennessee Gas Pipeline and, therefore, a reduced pace of development, Epsilon’s management is striving to allocate capital to additional upstream opportunities outside of the Marcellus Shale. More specifically, the Company has allocated capital to the Permian Basin through its investments in New Mexico and Texas. Epsilon’s management expects to continue to seek opportunities outside of the Marcellus Shale in order to provide the Company the flexibility to respond to market conditions by allocating capital across multiple basins and commodities.

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2023 and 2022

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

Income Taxes

Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis. Epsilon assesses the realizability of deferred tax assets and recognizes valuation allowances as appropriate (see Note 10).

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

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which significantly changed accounting for leases by requiring that lessees recognize a right of use asset and a related lease liability representing the obligation to make lease payments, for all lease transactions with terms greater than one year. Additional disclosures about an entity’s lease transactions are also required. ASU 2016-02 defines a lease as “a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration.” The Company adopted ASU 2016-02 as of January 1, 2022. We have chosen the transition using the comparative report at adoption method of applying the provisions of the new standard at the beginning of the period of adoption instead of the earliest comparative period presented in the consolidated financial statements. There was no material effect from the adoption.

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

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2023 and 2022

The Company determines whether a contract is, or contains, a lease at inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company must discount lease payments based on an estimate of its incremental borrowing rate based on prevailing financial market conditions at the later of date of adoption or lease commencement, credit analysis of comparable companies and management judgments to determine the present values of its lease payments (see Note 12).

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

In June 2016 the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance removes all recognition thresholds and requires companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the Company expects to collect over the instrument’s contractual life. Epsilon has adopted ASU 2016-13 as of January 1, 2023. There was no impact from the adoption of this ASU.

In 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which, for a limited period of time, adds Accounting Standards Codification (“ASC”) 848 to provide entities with certain practical expedients and exceptions from applying modification accounting if certain criteria are met. The amendments are designed to reduce operational challenges that entities will face in applying modification accounting to all contracts that will be revised due to reference rate reform. The guidance in ASC 848 was triggered by the pending discontinuation of certain benchmark reference rates and, in some cases, their replacement by new rates that are more observable or transaction-based and, therefore, less susceptible to manipulation, than certain interest-rate benchmark reference rates commonly used today, including the London Interbank Offered Rate (“LIBOR”). This process of reference rate reform will require entities to modify certain contracts by removing the discontinued rates and including new rates. Epsilon has adopted ASU 2020-04 as of January 1, 2023. There was no impact from the adoption of this ASU.

In July 2023, the FASB issued ASU No. 2023-03 to amend various SEC paragraphs in the ASC to primarily reflect the issuance of SEC Staff Accounting Bulletin No. 120. ASU No. 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120 (“SAB 120”), SEC Staff Announcement at the March 24, 2022 Emerging Issues Task Force (“EITF”) Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock.” ASU 2023-03 amends the ASC for SEC updates pursuant to SEC Staff Accounting Bulletin No. 120; SEC Staff Announcement at the March 24, 2022 EITF Meeting; and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 – General Revision of Regulation S-X; Income or Loss Applicable to Common Stock. SAB 120 provides guidance on the measurement and disclosure of share-based awards shortly before announcing material nonpublic information. These updates were immediately effective and did not have any impact on our consolidated financial statements.

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2023 and 2022

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, to amend certain disclosure and presentation requirements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU required disclosure of incremental segment information, primarily through enhanced disclosures about significant segment expenses and amounts for each reportable segment on an annual and interim basis. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods with fiscal years beginning after December 15, 2024. The Company is currently assessing the potential effects of the standard.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to disclose disaggregated information about a reporting entity’s effective tax rate reconciliation, using both percentages and reporting currency amounts for specific standardized categories, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the potential effects of this standard.

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

The following table summarizes the available-for-sale short term investments as of December 31, 2023 and 2022.

	December 31, 2023			December 31, 2022
	Amortized	Unrealized	Fair	Amortized	Unrealized	Fair
	Cost	Gains	Value	Cost	Losses	Value
U.S. Treasury Bills	$18,773,508	$1,598	$18,775,106	$—	$—	$—

During the year ended December 31, 2023, the Company sold securities with a carrying amount of $10,394,482 for total proceeds of $10,454,976. The realized gains on these sales were $60,494. These securities were sold to raise cash to fund capital expenditures. An additional $16,410,000 of securities reached maturity with total realized gains of $395,767. The realized gains are included in interest income in the consolidated statements of operations and comprehensive income.

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2023 and 2022

5. Property and Equipment

The following table summarizes the Company’s property and equipment at December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	$160,263,511	$148,326,265
Unproved properties	25,504,873	18,169,157
Accumulated depletion, depreciation, amortization and impairment	(113,708,210)	(107,729,293)
Total oil and gas properties, net	72,060,174	58,766,129
Gathering system	42,738,273	42,639,001
Accumulated depletion, depreciation, amortization and impairment	(35,539,996)	(34,500,740)
Total gathering system, net	7,198,277	8,138,261
Land	637,764	637,764
Buildings and other property and equipment, net	291,807	286,035
Total property and equipment, net	$80,188,022	$67,828,189

Asset Acquisitions

During the year ended December 31, 2023, Epsilon made the following three acquisitions. Management determined that substantially all of the fair value of the gross assets acquired were concentrated in oil and gas properties and therefore accounted for these transactions as asset acquisitions and allocated the purchase price based on the relative fair value of the assets acquired and liabilities assumed. There were no asset acquisitions for the year ended December 31, 2022.

●	a 10% interest in two wellbores located in Eddy County, New Mexico for total consideration of $2.1 million paid in cash.
●	a 25% working interest in 1,297 gross acres in Ector County, Texas for total consideration of $1.3 million paid in cash.
●	a 25% working interest in 11,067 gross acres in Ector County, Texas for total consideration of $6.3 million paid in cash.

Property Sale

During the year ended December 31, 2023, Epsilon sold two wellbore-only Oklahoma assets for $12,498. This sale resulted in a loss of $1.45 million. During the year ended December 31, 2022, Epsilon sold one wellbore-only Oklahoma asset for $200,000.  This sale resulted in a gain of $0.22 million.

Property Impairment

Epsilon performs a quantitative impairment test whenever events or changes in circumstances indicate that an asset group's carrying amount may not be recoverable. When indicators of impairment are present, the Company first compares expected future undiscounted cash flows by asset group to their respective carrying values. If the carrying amount exceeds the estimated undiscounted future cash flows, a reduction of the carrying amount to the estimated fair values is required. This is determined based on discounted cash flow techniques using significant assumptions including production volumes, future commodity prices, and a market-specific weighted average cost of capital which are affected by expectations about future market and economic conditions. Additionally, U.S. GAAP requires that if an exploratory well is determined not to have found proved reserves, the costs incurred, net of any salvage value, are charged to expense. For unproved properties, such as leasehold costs, expected current and future market prices for similar assets are considered relative to carrying values in evaluating impairment.

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2023 and 2022

No impairment was recorded for the years ended December 31, 2023 and 2022.

6. Revolving Line of Credit

The Company closed a senior secured reserve based revolving credit facility on June 28, 2023 with Frost Bank as issuing bank and sole lender. The new facility replaced the Company’s previous facility. The initial commitment and borrowing base is $35 million (redetermined as of December 6, 2023), supported by the Company’s upstream assets in Pennsylvania and subject to semi-annual redeterminations with a maturity date of the earlier of June 28, 2027. Interest will be charged at the Daily Simple SOFR rate plus a margin of 3.25%. The facility is secured by the assets of the Company’s subsidiary, Epsilon Energy USA. As of December 31, 2023, there were no borrowings under the facility.

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

We were in compliance with the financial covenants of the agreement as of December 31, 2023

	Balance at	Balance at
	December 31,	December 31,	Current
	2023	2022	Borrowing Base	Interest Rate
Revolving line of credit	$—	$—	$35,000,000	SOFR + 3.25%

7. Shareholders’ Equity

(a)	Authorized shares

The Company is authorized to issue an unlimited number of common shares with no par value and an unlimited number of Preferred Shares with no par value.

(b)	Purchases of Equity Securities

On March 9, 2023, Epsilon’s Board of Directors (the “Board”) authorized a new share repurchase program of up to 2,292,644 common shares, representing 10% of the outstanding common shares of Epsilon, for an aggregate purchase price of not more than US $15.0 million. The program is pursuant to a normal course issuer bid and will be conducted in accordance with Rule 10b-18 under the Exchange Act. The program commenced on March 27, 2023 and will end on March 26, 2024, unless the maximum amount of common shares is purchased before then or Epsilon provides earlier notice of termination. During the year ended December 31, 2023, we repurchased 968,149 common shares and spent $4,940,295 at an average price of $5.08 per share (excluding commissions) under the new plan.

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

For the years ended December 31, 2023 and 2022

was subsequently retired during the year ended December 31, 2022. In 2023, we repurchased and retired 190,700 common shares at an average price of $5.82 per share (excluding commissions) before the plan terminated on March 7, 2023.

In 2023, the Company repurchased 1,158,849 shares at an average price of $5.20 per share (excluding commissions) under the two consecutive repurchase programs.

On March 19, 2024, the Board of Directors authorized a new share repurchase program of up to 2,191,320 common shares, representing 10% of the current outstanding common shares of Epsilon, for an aggregate purchase price of not more than US $12.0 million. The program is pursuant to a normal course issuer bid and will be conducted in accordance with Rule 10b-18 under the Exchange Act. The program will commence on March 27, 2024 and end on March 26, 2025, unless the maximum amount of common shares is purchased before then or Epsilon provides earlier notice of termination.

(c)	Equity Incentive Plan

The Board adopted the 2020 Equity Incentive Plan (the “2020 Plan”) on July 22, 2020 subject to approval by Epsilon’s shareholders at Epsilon’s 2020 Annual General and Special Meeting of shareholders, which occurred on September 1, 2020 (the “Meeting”). Shareholders approved the 2020 Plan at the Meeting. Following Epsilon’s listing on the NASDAQ Global Market, the Board determined that it is in the best interest of the shareholders to approve a new incentive plan that is compliant with U.S. public company equity plan rules and practices that would replace Epsilon’s Amended and Restated 2017 Stock Option Plan (including its predecessors) and the Share Compensation Plan (collectively referred to as the “Predecessor Plans”). No further awards will be granted under the Predecessor Plans.

The 2020 Plan provides for incentive compensation in the form of stock options, stock appreciation rights, restricted stock and stock units, performance shares and units, other stock-based awards and cash-based awards. Under the 2020 Plan, Epsilon is authorized to issue up to 2,000,000 common shares.

Restricted Stock Awards

For the year ended December 31, 2023, 358,546 restricted common shares with a weighted average market price at grant date of $5.42 were awarded to the Company’s management, employees, and board of directors. For the year ended December 31, 2022, 289,231 restricted common shares with a weighted average market price at grant date of $6.28 were awarded to the Company’s officers, employees, and board of directors. These shares vest over a three or four-year period, with an equal number of shares being issued per period on the anniversary of the award resolution. The vesting of the shares is contingent on the individuals’ continued employment or service. The Company determined the fair value of the granted Restricted Stock-based on the market price of the common shares of the Company on the date of grant.

The following table summarizes restricted stock for the years ended December 31, 2023 and 2022:

	Year ended		Year ended
	December 31, 2023		December 31, 2022
	Number of	Weighted	Number of	Weighted
	Restricted	Average	Restricted	Average
	Shares	Remaining Life	Shares	Remaining Life
	Outstanding	(years)	Outstanding	(years)
Balance non-vested Restricted Stock at beginning of period	298,210	1.74	166,002	1.38
Granted	358,546	1.90	289,231	1.86
Vested	(165,220)	—	(157,023)	—
Balance non-vested Restricted Stock at end of period	491,536	1.74	298,210	1.74

Stock compensation expense for the granted Restricted Stock is recognized over the vesting period. Stock compensation expense recognized during the year ended December 31, 2023 was $959,525 (during the year ended December 31, 2022, $776,939). The total value of vested shares during the year ended December 31, 2023 was $875,014 (during the year ended December 31, 2022: $1,010,911).

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2023 and 2022

At December 31, 2023, the Company had unrecognized stock-based compensation related to these shares of $2,651,858 to be recognized over a weighted-average period of 1.42 years.

Performance Share Unit Awards (“PSU”)

The Company historically granted PSUs, which are paid in stock to certain key employees. The PSUs will vest on the last day of the performance period. The number of PSUs that will ultimately vest is based on two performance targets as follows:

●	The targets for the PSUs are based on (i) the relative total stockholder return (“TSR”) percentile ranking and (ii) the relative cash flow per debt adjusted share – growth (“CFDAS Growth”) percentile ranking of the Company, each as compared to the Company’s peer group as specified in the award agreement during the applicable one-year performance period ending on December 31.
●	Cash Flow per Debt Adjusted Share (“CFDAS”) is defined as EBITDA (earnings before interest, taxes, depreciation and amortization) divided by the sum of the (i) the total debt plus the value of preferred stock minus cash and the amount of dividends paid for the year divided by the share price at the end of the year; and (ii) the actual share count at year end.
●	The vesting of each PSU Award will be based 50% on TSR performance and 50% based on CFDAS Growth performance.
●	The recipient of the award must be employed with the Company at the time of vesting.

The number of shares ultimately issued under these awards can range from zero to 200% of target award amounts at the discretion of the Compensation Committee of the Board of Directors. During the year ended December 31, 2023, a total of 15,833 common shares vested.

The following table summarizes PSUs for the years ended December 31, 2023 and 2022:

	Year ended		Year ended
	December 31, 2023		December 31, 2022
	Number of	Weighted	Number of	Weighted
	Performance	Average	Performance	Average
	Shares	Remaining Life	Shares	Remaining Life
	Outstanding	(years)	Outstanding	(years)
Balance non-vested PSUs at beginning of period	15,833	1.00	151,500	3.84
Vested	(15,833)	—	(135,667)	—
Balance non-vested PSUs at end of period	—	—	15,833	1.00

Stock compensation expense for the granted PSUs is recognized over the vesting period. Stock compensation expense recognized during the year ended December 31, 2023 related to PSUs was $58,737 (during the year ended December 31, 2022, $244,087). The total value of vested shares during the year ended December 31, 2023 was $80,432 (during the year ended December 31, 2022: $833,027).

At December 31, 2023, the Company had no unrecognized stock-based compensation related to these shares. During the years ended December 31, 2023 and 2022, the Company awarded no PSUs.

Stock Options

As of December 31, 2023, the Company had outstanding stock options covering 57,500 common shares at an overall average exercise price of $5.03 per common share to officers and employees of the Company and its subsidiaries. These 57,500 options have a weighted-average expected remaining term of approximately 0.05 years.

The following table summarizes stock option activity for the years ended December 31, 2023 and 2022:

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2023 and 2022

	Year ended		Year ended
	December 31, 2023		December 31, 2022
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
Exercise price in US$	Outstanding	Price	Outstanding	Price (1)
Balance at beginning of period	70,000	$5.03	218,750	$5.28
Exercised	(12,500)	$5.03	(138,750)	$5.38
Expired/Forfeited	—	$—	(10,000)	$5.51
Balance at period-end	57,500	$5.03	70,000	$5.03

Exercisable at period-end	57,500	$5.03	70,000	$5.03

At December 31, 2023 and 2022, the Company had unrecognized stock-based compensation related to these options of nil. The total intrinsic value of the outstanding options at December 31, 2023 was $2,875 (at December 31, 2022: $112,000). The total intrinsic value of options exercised during the year ended December 31, 2023 was $5,500 (during the year ended December 31, 2022: $127,780).

During the years ended December 31, 2023 and 2022, the Company awarded no stock options.

The following table summarizes information for stock options outstanding at December 31, 2023:

			Weighted
			Average
	Number of	Number of	Remaining
	Options	Options	Contractual Life
Exercise Price	Outstanding	Exercisable	(in years)
As of December 31, 2023
$5.03	57,500	57,500	0.05
Total	57,500	57,500	0.05

The value of the options was recorded as stock-based compensation expense, with an offsetting amount to additional paid-in capital based on the vesting terms. Stock-based compensation expense for the options, for the years ended December 31, 2023 and 2022 was nil.

8. Revenue Recognition

Revenues are comprised primarily of sales of natural gas, oil and NGLs, along with the revenue generated from the Company’s ownership interest in the gas gathering system in the Auburn field in Northeastern Pennsylvania.

Overall, product sales revenue generally is recorded in the month when contractual delivery obligations are satisfied, which occurs when control is transferred to the Company’s customers at delivery points based on contractual terms and conditions. In addition, gathering and compression revenue generally is recorded in the month when contractual service obligations are satisfied, which occurs as control of those services is transferred to the Company’s customers. Gathering System revenues derived from Epsilon’s production, which have been eliminated from total gathering system revenues (“elimination entry”), amounted to $1.4 million and $1.5 million, respectively, for the years ended December 31, 2023 and 2022.

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2023 and 2022

The following table details revenue for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Operating revenue
Natural gas	$14,864,214	$56,948,734
Natural gas liquids	984,418	1,733,130
Oil and condensate	5,090,589	3,195,333
Gathering and compression fees (1)	9,790,531	8,085,512
Total operating revenue	$30,729,752	$69,962,709
(1)	Net of the elimination entry

Product Sales Revenue

The Company enters into contracts with third party purchasers to sell its natural gas, oil, NGLs and condensate production. Under these product sales arrangements, the sale of each unit of product represents a distinct performance obligation. Product sales revenue is recognized at the point in time that control of the product transfers to the purchaser based on contractual terms which reflect prevailing commodity market prices. To the extent that marketing costs are incurred by the Company prior to the transfer of control of the product, those costs are included in lease operating expenses on the Company’s consolidated statements of operations and comprehensive income.

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

Allowance for Credit Losses

The Company records an allowance for credit losses on a case-by-case basis once there is evidence that collection is not probable. At December 31, 2023 and 2022, there were no accounts for which collection was not probable.

The following table details accounts receivable as of December 31, 2023 and 2022:

	December 31,	December 31,	December 31,
	2023	2022	2021
Accounts receivable
Natural gas and oil sales	$4,327,886	$5,696,419	$2,996,344
Joint interest billing	17,476	20,454	60,134
Gathering and compression fees	1,543,239	1,483,956	1,539,976
Commodity contract	72,075	—	—
Interest	54,772	557	477
Total accounts receivable	$6,015,448	$7,201,386	$4,596,931

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2023 and 2022

9. Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes certain transactions that have generally been reported in the consolidated statements of changes in shareholders’ equity. The activity in accumulated other comprehensive income during the years ended December 31, 2023 and 2022 consisted of the following:

	Year Ended December 31,
	2023	2022
Balance at beginning of period	$9,774,551	$9,818,605
Translation loss	(3,872)	(44,054)
Unrealized gain on securities	1,598	—
Balance at end of period	$9,772,277	$9,774,551

10. Income Taxes

Net income before income taxes is as follows for the periods indicated:

	Year ended December 31,
	2023	2022
Foreign	$(1,167,609)	$(700,255)
U.S.	11,313,209	48,212,421
	$10,145,600	$47,512,166

We file a federal income tax return in the United States, Canada, and various state and local jurisdictions.

We believe that we have appropriate support for the income tax positions taken and to be taken on the Company's tax returns and that the accruals for tax liabilities are adequate for all open years based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company's tax returns are open to audit under the statute of limitations for the years ending December 31, 2020 through December 31, 2023.

The following tables present the Company’s current and deferred tax expense (benefit) for the periods indicated:

	Year ended December 31,
	2023	2022
Current:
Foreign	$630,722	$—
Federal	1,271,862	7,788,302
State	361,314	3,657,231
Total current income tax expense	2,263,898	11,445,533
Deferred:
Federal	1,013,452	1,587,935
State	(76,903)	(875,981)
Total deferred tax expense	936,549	711,954
Income tax expense	$3,200,447	$12,157,487

The following table presents the reconciliation of our income taxes calculated at the statutory federal tax rate to the income tax provision in our financial statements. Our effective tax rate for 2023 differs from the statutory rate primarily due to states taxes, foreign withholding taxes, & the recognition of a valuation allowance on our Canadian and Oklahoma

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2023 and 2022

state deferred tax assets. Our effective tax rate for 2022 differs from the statutory rate primarily due to states taxes & the recognition of a valuation allowance on our Canadian and Oklahoma state deferred tax assets.

	Year Ended		Year Ended
	December 31,	Effective	December 31,	Effective
	2023	Tax Rate	2022	Tax Rate
Income tax provision computed at the statutory federal tax rate	$2,130,576	21.00%	$9,977,555	21.00%
Difference in Canadian and U.S. tax rate	(23,352)	(0.23)%	(14,005)	(0.03)%
Adjustment of Canadian deferred tax balances	(128,552)	(1.27)%	39,839	0.08%
Valuation allowance on Canadian loss	397,102	3.91%	121,220	0.26%
Return to provision adjustment	5,244	0.05%	(4,538)	(0.01)%
State taxes	108,401	1.07%	2,304,218	4.85%
State valuation allowance	100,133	0.99%	(107,030)	(0.23)%
Foreign withholding on dividends	630,722	6.22%	—	-%
Miscellaneous other items	(19,827)	(0.20)%	(159,772)	(0.34)%
Income tax expense	$3,200,447	31.54%	$12,157,487	25.58%

Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Net deferred tax liabilities consisted of the following at December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Deferred tax assets:
State net operating loss carryforwards	$396,416	$313,018
Canadian net operating loss carryforwards	11,510,422	11,113,319
ARO	865,214	702,522
Lease Liabilities	139,153	—
Unrealized derivatives/other	89,758	92,785
Gross deferred tax assets	13,000,963	12,221,644
Valuation allowance	(11,655,838)	(11,158,602)
Total deferred tax assets	1,345,125	1,063,042
Deferred tax liabilities:
Oil and gas property	(10,765,374)	(9,336,638)
Partnership	(1,752,767)	(2,034,995)
ROU Assets	(109,169)	—
Unrealized derivatives/other	(271,758)	(308,803)
Gross deferred tax liabilities	(12,899,068)	(11,680,436)
Net deferred tax liability	$(11,553,943)	$(10,617,394)

As of December 31, 2023, we have no federal net operating loss carry-forwards and approximately $12.5 million of state net operating loss carry-forwards, of which $0.3 million expires in 2037 and the remaining can be carried forward indefinitely. These loss carryforwards may reduce future taxable income, however, the extent of which may be limited due to any IRC Section 382 limitation. A state valuation allowance of $0.15 million is applicable to the net state deferred tax assets attributable to Oklahoma because of objective negative evidence on the cumulative loss incurred in the state over the three-year period ended December 31, 2023. As of December 31, 2023, we have $42.1 million of Canadian net operating loss carry-forwards, which will expire between 2027-2043.  A separate valuation allowance of $11.5 million attributable to Canadian net operating losses and other tax carryovers is recorded because it is more likely than not to be utilized. The net change in the total valuation allowance for each of the years ended December 31, 2023 and 2022 was an increase of $0.50 million and a decrease of $0.66 million, respectively.

On August 16, 2022, legislation commonly known as the Inflation Reduction Act was signed into law. Among other things, the Inflation Reduction Act includes a 1% excise tax on corporate stock repurchases applicable to repurchases

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2023 and 2022

after December 31, 2022, and also a new minimum tax based on book income. The Inflation Reduction Act did not have a material impact on our effective tax rate.

The Company does not have any material uncertain tax positions. The Company recognizes interest expense and penalties related to the uncertain tax position in the income tax expense line in the accompanying consolidated statements of operations and comprehensive income.  Accrued interest and penalties are included in other non-current liabilities in the consolidated balance sheets and were $0 as of December 31, 2023 and 2022.

11. Commitments and Contingencies

The Company also enters into commitments for capital expenditures in advance of the expenditures being made. As of December 31, 2023, our commitments for capital expenditures were nil.

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

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2023 and 2022

12. Leases

Under ASC 842, Leases, the Company recognized an operating lease related to its corporate office as of December 31, 2023 summarized in the following table:

	December 31,	December 31,
	2023	2022
Asset
Operating lease right-of-use assets	$-	$31,383
Operating lease right-of-use assets, long term	441,987	-
Total operating lease right-of-use assets	$441,987	$31,383

Liabilities
Operating lease liabilities	$86,473	$35,299
Operating lease liabilities, long term	476,911	-
Total operating lease liabilities	$563,384	$35,299

Operating lease costs	$144,490	$32,097

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$27,010	$106,798
Right-of-use assets obtained in exchange for new operating lease liabilities	$535,149	$31,383
Weighted average remaining lease term (years) - operating lease	3.00	0.33
Weighted average discount rate (annualized) - operating lease	8.25%	8.09%

The Company had one office lease that expired in April 2023. On March 1, 2023, the Company commenced a new office lease with a 70 month lease term and future lease payments estimated to be approximately $0.85 million. There are no other pending leases, and no lease arrangements in which the Company is the lessor. Lease expense for operating leases was $0.14 million and $0.03 for the years ended December 31, 2023 and 2022, respectively. This lease expense is presented in other general and administrative expenses in the consolidated statements of operations and comprehensive income.

Future minimum lease payments as of December 31, 2023 are as follows:

Operating Leases
2023	$—
2024	134,750
2025	173,550
2026	177,021
2027	180,492
Thereafter	183,963
Total minimum lease payments	849,776
Less: imputed interest	(286,392)
Present value of future minimum lease payments	563,384
Less: current obligations under leases	(86,473)
Long-term lease obligations	$476,911

13. Net Income Per Share

Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed based upon the weighted-average number of

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2023 and 2022

common shares outstanding during the period plus the assumed issuance of common shares for all potentially dilutive securities.

The net income used in the calculation of basic and diluted net income per share are as follows:

	Year ended December 31,
	2023	2022
Net income	$6,945,153	$35,354,679

In calculating the net income per share, basic and diluted, the following weighted-average shares were used:

	Year ended December 31,
	2023	2022
Basic weighted-average number of shares outstanding	22,496,772	23,319,633
Dilutive stock options	4,431	15,831
Unvested performance-based restricted shares	10,444	70,725
Diluted weighted-average shares outstanding	22,511,647	23,406,189

We excluded the following shares from the diluted net income per share because their inclusion would have been anti-dilutive.

	Year ended December 31,
	2023	2022
Anti-dilutive options	53,069	54,169
Anti-dilutive unvested time-based restricted shares	331,810	273,448
Anti-dilutive unvested performance-based restricted shares	5,389	28,519
Total Anti-dilutive shares	390,268	356,136

14. Operating Segments

Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision-maker. The chief operating decision-maker, who is responsible for allocating resources and assessing performance of the operating segments, has been identified as executive management. Segment performance is evaluated based on operating income or loss as shown in the table below. Interest income and income taxes are managed separately on a group basis.

The Company’s reportable segments are as follows:

a.	The Upstream segment activities include acquisition, development and production of natural gas and oil reserves on properties within the United States;
b.	The Gas Gathering segment partners with two other companies to operate a natural gas gathering system; and
c.	The Corporate segment activities include corporate listing and governance functions of the Company.

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2023 and 2022

Segment activity as of, and for the years ended December 31, 2023 and 2022 is as follows:

	Upstream	Gas Gathering	Corporate	Elimination	Consolidated
As of and for the year ended December 31, 2023
Operating revenue
Natural gas	$14,864,214	$—	$—	$—	$14,864,214
Natural gas liquids	984,418	—	—	—	984,418
Oil and condensate	5,090,589	—	—	—	5,090,589
Gathering and compression fees	—	11,166,410	—	(1,375,879)	9,790,531
Total operating revenue (1)	20,939,221	11,166,410	—	(1,375,879)	30,729,752

Operating costs
Operating costs (2)	9,231,031	2,459,694	7,311,496	(1,375,879)	17,626,342
Depletion, depreciation, amortization and accretion	6,638,882	1,046,202	—	—	7,685,084
Operating income (loss)	5,069,308	7,660,514	(7,311,496)	—	5,418,326

Other income (expense)
Interest income	—	—	1,673,241	—	1,673,241
Interest expense	(80,379)	—	—	—	(80,379)
Gain on derivative contracts	3,130,055	—	—	—	3,130,055
Other income	4,083	—	274	—	4,357
Other income (expense), net	3,053,759	—	1,673,515	—	4,727,274
Net income (loss) before income tax expense	$8,123,067	$7,660,514	$(5,637,981)	$—	$10,145,600

Segment assets
Current assets, net	$—	$—	$41,598,796	$—	$41,598,796
Proved properties	46,555,301	—	—	—	46,555,301
Unproved properties	25,504,873	—	—	—	25,504,873
Gathering system	—	7,198,277	—	—	7,198,277
Other property and equipment	2,743,379	—	—	—	2,743,379
Operating lease right-of-use asset	—	—	441,987	—	441,987
Total segment assets	$74,803,553	$7,198,277	$42,040,783	$—	$124,042,613

Capital expenditures (3)	$20,175,495	$99,271	$—	$—	$20,274,766

As of and for the year ended December 31, 2022
Operating revenue
Natural gas	$56,948,734	$—	$—	$—	$56,948,734
Natural gas liquids	1,733,130	—	—	—	1,733,130
Oil and condensate	3,195,333	—	—	—	3,195,333
Gathering and compression fees	—	9,609,172	—	(1,523,660)	8,085,512
Total operating revenue (1)	61,877,197	9,609,172	—	(1,523,660)	69,962,709

Operating costs
Operating costs	8,440,194	2,287,763	7,346,438	(1,523,660)	16,550,735
Depletion, depreciation, amortization and accretion	5,375,225	1,063,286	—	—	6,438,511
Operating income (loss)	48,061,778	6,258,123	(7,346,438)	—	46,973,463

Other income (expense)
Interest income	—	—	452,877	—	452,877
Interest expense	(50,782)	—	—	—	(50,782)
Loss on derivative contracts	236,077	—	—	—	236,077
Other (expense) income	(100,315)	—	846	—	(99,469)
Other income (expense), net	84,980	—	453,723	—	538,703
Net income (loss) before income tax expense	$48,146,758	$6,258,123	$(6,892,715)	$—	$47,512,166

Segment assets
Current assets, net	$—	$—	$56,002,671	$—	$56,002,671
Proved properties	40,596,972	—	—	—	40,596,972
Unproved properties	18,169,157	—	—	—	18,169,157
Gathering system	—	8,138,261	—	—	8,138,261
Other property and equipment	923,799	—	—	—	923,799
Total segment assets	$59,689,928	8,138,261	56,002,671	—	123,830,860

Capital expenditures (3)	$6,785,930	163,915	—	—	6,949,845

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2023 and 2022

(1)	Segment operating revenue represents revenues generated from the operations of the segment. Inter-segment sales during the years ended December 31, 2023 and 2022 have been eliminated upon consolidation. For the year ended December 31, 2023, we sold natural gas to 33 unique customers. Direct Energy Business Marketing, LLC and EQT Energy, LLC each accounted for 10% or more of our total revenue. For the year ended December 31, 2022, we sold natural gas to 26 unique customers. Direct Energy Business Marketing, LLC and EQT Energy, LLC each accounted for 10% or more of our total revenue.
(2)	Operating expenses for the year ended December 31, 2023 includes loss on the sale of Oklahoma assets of $1,449,871.
(3)	Capital expenditures for the Upstream segment consist primarily of the acquisition of properties, and the drilling and completing of wells while Gas Gathering consists of expenditures relating to the expansion, completion, and maintenance of the gathering and compression facility.

15. Commodity Risk Management Activities

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

Epsilon has historically elected not to designate any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for these financial commodity derivative contracts using the mark-to-market accounting method. Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as gain (loss) on derivative contracts on the consolidated statements of operations and comprehensive income. The related cash flow impact is reflected in cash flows from operating activities. During 2023, Epsilon recognized gains on financial commodity derivative contracts of $3,130,055. This amount included cash received on the settlement of these contracts of $3,251,890. During 2022, Epsilon recognized gains on financial commodity derivative contracts of $236,077. This amount included cash paid on the settlement of these contracts of $1,225,837.

Commodity Derivative Contracts

At December 31, 2023, the Company had outstanding NYMEX HH swaps totaling 1.905 Bcf with a weighted average strike price of $3.25 and Tennessee Z4 basis swaps totaling 1.905 Bcf with a weighted average strike price of ($1.10) to hedge a portion of expected volumes for the contract period of January 2024 to October 2024. At December 31, 2022, the Company had outstanding NYMEX HH swaps totaling 1.07 Bcf and Tennessee Z4 basis swaps totaling 1.07 Bcf outstanding.

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2023 and 2022

	Fair Value of Derivative Assets
	December 31,	December 31,
	2023	2022
Current
NYMEX Henry Hub swap	$1,353,668	$1,219,865
Tennessee Z4 basis swap	112,719	181,775
	$1,466,386	$1,401,640

	Fair Value of Derivative Liabilities
	December 31,	December 31,
	2023	2022
Current
Tennessee Z4 basis swap	(366,131)	(179,550)
	$(366,131)	$(179,550)

Net Fair Value of Derivatives	$1,100,255	$1,222,090

The following table presents the changes in the fair value of Epsilon’s commodity derivatives for the periods indicated:

	Year ended December 31,
	2023	2022
Fair value of asset (liability), beginning of the period	$1,222,090	$(239,824)
Gains on derivative contracts included in earnings	3,130,055	236,077
Settlement of commodity derivative contracts	(3,251,890)	1,225,837
Fair value of asset, end of the period	$1,100,255	$1,222,090

The following table presents the fair value of derivatives, as presented in the Consolidated Balance Sheets, on a net basis as they are subject to master netting arrangements:

	December 31, 2023			December 31, 2022
	Gross Fair	Amounts	Net Fair	Gross Fair	Amounts	Net Fair
	Value	Netted	Value	Value	Netted	Value
Derivative Assets
Fair value of derivatives	$1,466,386	$(247,361)	$1,219,025	$1,401,640	$(179,550)	$1,222,090
Derivative Liabilities
Fair value of derivatives	$(366,131)	$247,361	$(118,770)	$(179,550)	$179,550	$-

16. Asset Retirement Obligations

Asset retirement obligations are estimated by management based on Epsilon’s net ownership interest in all wells and the gathering system, estimated costs to reclaim and abandon such assets and the estimated timing of the costs to be incurred in future periods, and the forecast risk free cost of capital. Epsilon has estimated the net present value of its total asset retirement obligations to be $3.5 million as of December 31, 2023 ($2.8 million at December 31, 2022). Each year we review, and to the extent necessary, revise our asset retirement obligations estimates in accordance with recent activity and current service costs.

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2023 and 2022

The following table presents the activity in Epsilon’s asset retirement obligations for the periods indicated:

	Year Ended	Year ended
	December 31,	December 31,
	2023	2022
Balance beginning of period	$2,780,237	$2,833,656
Liabilities acquired	12,437	12,053
Liabilities disposed of	(46,961)	(25,835)
Wells plugged and abandoned	(509,802)	(118,260)
Change in estimates	1,178,142	—
Accretion	88,899	78,623
Balance end of period	$3,502,952	$2,780,237

17. Fair Value Measurements

The methodologies used to determine the fair value of our financial assets and liabilities at December 31, 2023 were the same as those used at December 31, 2022.

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

The Company has investments in U.S. Treasury bills, all of which mature over a period of 3 and 12 months and are classified as short term investments. The U.S. Treasury bills are carried at fair value. The U.S. Treasury bills are classified within Level 1 of the fair value hierarchy.

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

	December 31, 2023
	Level 1	Level 2	Level 3	Effect of Netting	Net Fair Value
Assets
Derivative contracts	$—	$1,219,025	$—	$—	$1,219,025
Cash equivalents	$195,669	$—	$—	$—	$195,669
Short term investments	$18,775,106	$—	$—	$—	$18,775,106
Liabilities
Derivative contracts	$—	$247,361	$—	$(366,131)	$(118,770)

	December 31, 2022
	Level 1	Level 2	Level 3	Effect of Netting	Net Fair Value
Assets
Derivative contracts	$—	$1,401,640	$—	$(179,550)	$1,222,090
Cash equivalents	$7,711,118	$—	$—	$—	$7,711,118
Liabilities
Derivative contracts	$—	$(179,550)	$—	$179,550	$—

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2023 and 2022

18. Current Expected Credit Loss

Under ASU 326, Financial Instruments – Credit Losses, estimated losses on financial assets are provided through an allowance for credit losses. The majority of our financial assets are invested in U.S. Treasury bills. We also have accounts receivable which are primarily from purchasers of oil and natural gas, counterparties to our financial instruments, and revenues earned for compression and gathering services. Our oil, gas, and natural gas liquids accounts receivables are generally collected within 30 days after the end of the month. Compression and gathering receivables are generally collected within 60 days after the end of the month. We assess collectability through various procedures, including review of our trade receivable balances by counterparty, assessing economic events and conditions, our historical experience with counterparties, the counterparty’s financial condition and the amount and age of past due accounts. As of December 31, 2023 and 2022, we determined that our allowance for credit loss was nil.

19. Subsequent Events

On January 30, 2024, the Company repurchased 248,700 shares at $4.82 per share (excluding commissions) under the existing share repurchase plan.

On February 27, 2024 the Company closed an acquisition in the Permian Basin in Ector County, Texas. The acquired assets are a 25% working interest in 3 producing wells and 3,246 gross undeveloped acres, in partnership with the same operator of the Company’s existing assets in Texas. The effective date for the transaction was (i) February 1, 2024 with respect to the leases and (ii) March 1, 2024 with respect to the wells. The total consideration paid was $15 million, funded from cash on-hand.

EPSILON ENERGY LTD.

Supplemental Information to Consolidated Financial Statements

(Unaudited)

SUPPLEMENTAL NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED)

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

Proved undeveloped reserves (PUDs) are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. PUDs can be recorded in respect of a particular undrilled location only if the location is scheduled, under the then-current drilling and development plan, to be drilled within five years from the date that the PUDs are to be recorded, unless specific factors (such as those described in interpretative guidance issued by the Staff of the SEC) justify a longer timeframe. Likewise, absent any such specific factors, PUDs associated with a particular undeveloped drilling location shall be removed from the estimates of proved reserves if the location is scheduled, under the then-current drilling and development plan, to be drilled on a date that is beyond five years from the date that the PUDs were recorded. Epsilon has formulated development plans for all drilling locations associated with its PUDs at December 31, 2023. Under these plans, each PUD location will be drilled within five years from the date it was recorded.

Estimates for PUDs are not attributed to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

The following tables set forth Epsilon’s net proved reserves at December 31, 2023 and 2022 and changes for each of the two years in the year ended December 31, 2023. Net proved reserves at December 31 are estimated by the Company’s independent petroleum engineers, DeGolyer and MacNaughton.

EPSILON ENERGY LTD.

Supplemental Information to Consolidated Financial Statements

(Unaudited)

NET PROVED RESERVE SUMMARY

All reserves located in United States		Permian
	Pennsylvania	Basin	Oklahoma	Total
Natural Gas (MMcf)
Net proved reserves at December 31, 2021	101,424	-	9,545	110,969
Revisions of previous estimates	(7,901)	-	(3,525)	(11,426)
Production	(9,026)	-	(477)	(9,503)
Net proved reserves at December 31, 2022	84,497	-	5,543	90,040
Revisions of previous estimates	(14,831)	-	(1,515)	(16,346)
Acquisitions	-	481	-	481
Production	(7,906)	-	(354)	(8,260)
Net proved reserves at December 31, 2023	61,760	481	3,674	65,915
Natural Gas Liquids (MBbl)
Net proved reserves at December 31, 2021	-	-	820	820
Revisions of previous estimates	-	-	(285)	(285)
Production	-	-	(44)	(44)
Net proved reserves at December 31, 2022	-	-	491	491
Revisions of previous estimates	-	-	(203)	(203)
Acquisitions	-	116	-	116
Production	-	-	(21)	(21)
Net proved reserves at December 31, 2023	-	116	267	383
Oil and Condensate (MBbl)
Net proved reserves at December 31, 2021	-	-	305	305
Revisions of previous estimates	-	-	(62)	(62)
Production	-	-	(32)	(32)
Net proved reserves at December 31, 2022	-	-	211	211
Revisions of previous estimates	-	-	(43)	(43)
Acquisitions	-	194	-	194
Production	-	-	(21)	(21)
Net proved reserves at December 31, 2023	-	194	147	341
Total Company (MMcfe)
Net proved reserves at December 31, 2021	101,424	-	16,295	117,719
Revisions of previous estimates (1)(2)	(7,901)	-	(5,604)	(13,505)
Production	(9,026)	-	(933)	(9,959)
Net proved reserves at December 31, 2022	84,497	-	9,758	94,255
Revisions of previous estimates (3)(4)	(14,831)	-	(2,991)	(17,822)
Acquisitions	-	2,341	-	2,341
Production	(7,906)	-	(606)	(8,512)
Net proved reserves at December 31, 2023	61,760	2,341	6,161	70,262

EPSILON ENERGY LTD.

Supplemental Information to Consolidated Financial Statements

(Unaudited)

All reserves located in United States		Permian
	Pennsylvania	Basin	Oklahoma	Total
Proved developed reserves:
Natural Gas (MMcf)
At December 31, 2021	70,102	-	2,124	72,226
At December 31, 2022	76,302	-	2,664	78,966
At December 31, 2023	45,135	481	1,939	47,555
Natural Gas Liquids (MBbl)
At December 31, 2021	-	-	157	157
At December 31, 2022	-	-	198	198
At December 31, 2023	-	116	133	249
Oil and condensate (MBbl)
At December 31, 2021	-	-	66	66
At December 31, 2022	-	-	107	107
At December 31, 2023	-	194	78	272
Total proved developed reserves (MMcfe)
At December 31, 2021	70,102	-	3,462	73,564
At December 31, 2022	76,302	-	4,494	80,796
At December 31, 2023	45,135	2,341	3,205	50,681

Proved undeveloped reserves:
Natural Gas (MMcf)
At December 31, 2021	31,322	-	7,421	38,743
At December 31, 2022	8,195	-	2,879	11,074
At December 31, 2023	16,625	-	1,736	18,361
Natural Gas Liquids (MBbl)
At December 31, 2021	-	-	663	663
At December 31, 2022	-	-	293	293
At December 31, 2023	-	-	134	134
Oil and condensate (MBbl)
At December 31, 2021	-	-	239	239
At December 31, 2022	-	-	104	104
At December 31, 2023	-	-	69	69
Total proved undeveloped reserves (MMcfe)
At December 31, 2021	31,322	-	12,833	44,155
At December 31, 2022	8,195	-	5,264	13,459
At December 31, 2023	16,625	-	2,956	19,581

Total proved reserves:
Natural Gas (MMcf)
At December 31, 2021	101,424	-	9,545	110,969
At December 31, 2022	84,497	-	5,543	90,040
At December 31, 2023	61,760	481	3,675	65,916
Natural Gas Liquids (MBbl)
At December 31, 2021	-	-	820	820
At December 31, 2022	-	-	491	491
At December 31, 2023	-	116	267	383
Oil and condensate (MBbl)
At December 31, 2021	-	-	305	305
At December 31, 2022	-	-	211	211
At December 31, 2023	-	194	147	341
Total proved reserves (MMcfe)
At December 31, 2021	101,424	-	16,295	117,719
At December 31, 2022	84,497	-	9,758	94,255
At December 31, 2023	61,760	2,341	6,161	70,262

EPSILON ENERGY LTD.

Supplemental Information to Consolidated Financial Statements

(Unaudited)

(1)	Revisions of previous estimates for Pennsylvania for 2022 include additions of 6,238 MMcf related to well performance and 4,759 MMcf related to commodity pricing, and reductions of 18,898 MMcf related to changes to previously adopted development plans.
(2)	Revisions of previous estimates for Oklahoma for 2022 include additions of 310 MMcfe related to commodity pricing, reductions of 4,353 MMcfe related to changes to previously adopted development plans and reductions of 1,561 MMcfe related to well performance.
(3)	Revisions of previous estimates for Pennsylvania for 2023 include reductions of 9,626 MMcf related to well performance, reductions of 21,830 MMcf related to commodity pricing, and additions of 16,625 MMcf related to changes in previously adopted development plans.
(4)	Revisions of previous estimates for Oklahoma for 2023 include reductions of 454 MMcfe related to commodity pricing, 1,760 MMcfe related to changes in previously adopted development plans, and 777 MMcfe related to well performance.

Capitalized Costs Relating to Natural gas and oil Producing Activities

The following table sets forth the capitalized costs relating to Epsilon’s crude oil and natural gas production and gathering activities at December 31, 2023 and 2022:

	Year ended December 31,
	2023	2022
Proved properties	$160,263,511	$148,326,265
Unproved properties	25,504,873	18,169,157
Gathering system properties	42,738,273	42,639,001
Total Oil & Gas Properties	228,506,657	209,134,423
Accumulated depreciation, depletion, amortization and impairment	(149,248,206)	(142,230,033)
Net capitalized costs	$79,258,451	$66,904,390

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

	Year ended December 31,
	2023	2022
Oil and Natural Gas Activities:
Unproved acquisition costs	$7,335,716	$310,211
Development costs	11,994,374	6,426,037
Total costs incurred for oil and natural gas activities	19,330,090	6,736,248
Gathering System development costs	99,272	163,915
Total costs incurred	$19,429,362	$6,900,163

Results of Operations for Natural Gas and Oil Producing Activities

The following table sets forth results of operations for natural gas and oil producing activities for the years ended December 31, 2023 and 2022:

EPSILON ENERGY LTD.

Supplemental Information to Consolidated Financial Statements

(Unaudited)

	Year ended December 31,
	2023	2022
Oil and gas producing activities:
Gas sales	$14,864,214	$56,948,734
Oil and other liquid sales	6,075,007	4,928,463
Total revenues	20,939,221	61,877,197
Lease operating costs	(6,405,281)	(7,128,631)
Depreciation, depletion, amortization, accretion and impairment	(6,638,882)	(5,375,225)
Income tax expense	(2,569,725)	(12,157,487)
Results of operations from oil and gas producing activities	$5,325,333	$37,215,854

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Natural gas and oil Reserves

The following information has been developed utilizing procedures prescribed by the Extractive Activities—Natural Oil and Gas (Topic 932) of the ASC and based on natural gas reserves and production volumes estimated by our independent petroleum consultants, DeGolyer and MacNaughton. The commodity prices estimated below were based on a 12-month average of first-day-of-the-month commodity prices for the years 2023 and 2022. The following information may be useful for certain comparative purposes, but should not be solely relied upon in evaluating Epsilon or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of Epsilon.

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

The following table sets forth the standardized measure of discounted future net cash flows from projected production of Epsilon’s gas reserves as of December 31, 2023 and 2022.

	Year ended December 31,
	2023	2022
Future cash inflows	$152,124,830	$529,886,325
Future production costs	(73,813,321)	(119,404,233)
Future development costs(1)	(15,815,930)	(21,171,395)
Future income taxes(2)	(11,581,004)	(97,165,344)
Future net cash flows (undiscounted)	50,914,575	292,145,353
10% annual discount for estimated timing of cash flows	(17,941,667)	(146,368,246)
Standardized measure of discounted future net cash flows	$32,972,908	$145,777,107
(1)	Costs associated with the abandonment of proved properties are included in future development costs.
(2)	Future income taxes for 2023 and 2022 were estimated using a combined federal and state statutory tax rate of approximately 26%.

EPSILON ENERGY LTD.

Supplemental Information to Consolidated Financial Statements

(Unaudited)

Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table sets forth the changes in the standardized measure of discounted future net cash flows for the years ended December 31, 2023 and 2022:

	Year ended December 31,
	2023	2022
Beginning balance	$145,777,107	$77,708,130
Revenue less production and other costs	(13,158,195)	(53,224,969)
Changes in price, net of production costs	(156,373,808)	147,777,736
Development costs incurred	10,011,508	10,396,380
Net changes in future development costs	(5,088,346)	5,054,884
Revisions of previous quantity estimates	(531,514)	(31,515,746)
Accretion of discount	14,271,185	9,790,852
Net change in income taxes	39,799,369	(17,827,596)
Timing differences and other technical revisions	(1,734,398)	(2,382,564)
Ending balance	$32,972,908	$145,777,107

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.     CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the design and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

With the participation of our management, we performed an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework)”. Based upon our evaluation under the 2013 Framework, we have concluded that as of December 31, 2023 our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

During the quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The names, ages, business experience (for at least the past five years) and positions of our directors and executive officers as of December 31, 2023, are set out below. Our Board of Directors consisted of six members at such date. All directors serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified. The Board of Directors appoints the executive officers annually.

Directors and Executive Officers	Age	Position with us
Jason Stabell	49	Chief Executive Officer and Director
Henry N. Clanton	61	Chief Operating Officer
Andrew Williamson	35	Chief Financial Officer
John Lovoi	63	Chairman of the Board and Director
Tracy Stephens	63	Director
Jason Stankowski	53	Director
David Winn	61	Director
Nicola Maddox	68	Director

Biographies of Corporate Directors and Executive Officers.

Jason Stabell. Mr. Stabell has served as chief executive officer and a director for Epsilon Energy Ltd. since July 2022. He has worked in the energy industry since 1998 with a focus on upstream E&P. Most recently he served as President and CEO of Merlon International, LLC, a privately held company with assets in the Western Desert of Egypt and US Gulf Coast which was sold in 2019 to a publicly listed UK company where he served as an advisor until 2021. Previously, he served as CFO and ultimately President of privately held Merlon Petroleum Company, which had assets in the US Gulf Coast and Egypt and was sold in 2006. He has a BA in Economics from Williams College. We believe that Mr. Stabell is qualified to serve as a member of our board of directors as a result of his experience in the natural gas and oil industry.

Henry N. Clanton. Mr. Clanton has served as our chief operating officer since January 2017. He has over 30 years of experience in the upstream E&P sector. His experience includes financial and technical management over all phases of drilling, completions, production, and field operations. Before joining us, he spent 14 years with a private E&P start-up, ARES Energy, Ltd, which he co-founded and served as a Managing Partner. Previous to that time Mr. Clanton worked with Schlumberger, ARCO Permian, and Coastal Management Company. He holds a MBA and a BS in Petroleum Engineering from Texas A&M University.

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

Jason Stankowski. Mr. Stankowski has been a director and member of the Audit Committee since January 2021. Mr. Stankowski is the founder and a partner and portfolio manager for Clayton Partners, LLC. He began his career at Prudential Securities in San Francisco and spent eight years in structured finance at CMA Capital Management, where he acted in a number of roles, including specializing in corporate retirement planning, structuring complex investment and financing structures for Fortune 1000 companies. He became designated as a Chartered Financial Analyst in 2003. We believe that Mr. Stankowski is qualified to serve as a member of our board of directors based on his corporate finance and experience in public equity markets.

David Winn. Mr. Winn has been a director and member of the Audit Committee since January 2021. Mr. Winn recently retired from a 36 year career in public accounting that involved extensive board interaction. From 2003 until July 2020, Mr. Winn was an Audit Partner for Grant Thornton LLP, which is an independent audit, tax, and advisory firm and the U.S. member firm of Grant Thornton International Ltd. During his tenure, Mr. Winn served as audit department head, industry program leader, an engagement partner, quality control reviewer, and was a relationship partner to large clients. Mr. Winn has extensive Securities and Exchange Commission reporting experience with registration statements and annual and quarterly filings. Previously Mr. Winn served as a Director for PricewaterhouseCoopers LLP and previously as a Partner with Arthur Andersen LLP. We believe that Mr. Winn is qualified to serve as a member of our board of directors because of his experience in public accounting and public company reporting.

Nicola Maddox. Ms. Maddox has over forty years’ experience in the oil and gas industry. After receiving her BA in Communications, she was employed by Exxon Minerals starting as an Associate Landman eventually ending in Executive Management positions starting in 1993. She was a co-founder of Centurion Exploration Company in 2004, initially serving as an EVP and then becoming its President, CEO and Chairman of the Board from 2007 to 2009. At Merlon International, LLC, Ms. Maddox was SVP in charge of its Texas subsidiary. She advanced to EVP and ultimately President after Merlon sold its Egyptian subsidiary in 2019. Since 2022, she has been a self-employed energy advisor specializing in contract analysis, strategic planning, and negotiation strategies. We believe that Ms. Maddox is qualified to serve as a member of our board of directors because of his significant industry experience in upstream oil and gas.

Corporate Governance Practices and Policies

Our corporate governance practices and policies are administered by the board of directors and by committees of the board appointed to oversee specific aspects of our management and operations, pursuant to written charters and policies adopted by the board and such committees.

The Board of Directors

The Board is committed to a high standard of corporate governance practices. The Board believes that this commitment is not only in the best interests of the shareholders but that it also promotes effective decision-making at the Board level. The Board is of the view that its approach to corporate governance is appropriate and complies with the objectives and guidelines relating to corporate governance set out in National Instrument 58-201 adopted by the Canadian securities administrators, or NI 58-201, as well as the governance requirements of the NASDAQ Global Market. In addition, the Board monitors and considers for implementation the corporate governance standards that are proposed by various Canadian regulatory authorities or that are published by various non-regulatory organizations in Canada. The Board has also established a Compensation, Nominating and Corporate Governance Committee and has adopted a Compensation, Nominating and Corporate Governance Charter to ensure the objectives of NI 58-201 and the NASDAQ Global Market are met.

Mr. Lovoi is the Managing Partner of JVL Advisors, LLC, beneficial owner of 3.46% of our common shares and Chairman of the Board.

The Board held eleven meetings during 2023 and thirteen meetings during 2022. All Board meetings were conducted with open and candid discussions. As such, directors did not hold any separate meetings, other than Audit and Compensation, Nominating and Corporate Governance Committee meetings. The members of the Board have the ability to meet on their own and are authorized to retain independent financial, legal and other experts as required whenever, in their opinion, matters come before the Board that require an independent analysis by the members of the Board. The Board intends to hold at least four regular meetings each year, as well as additional meetings as required. The Board has not established any required attendance levels for the Board and committee meetings. In setting the regular meeting schedule, care is taken to ensure that meeting dates are set to accommodate directors’ schedules so as to encourage full attendance.

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

Position Descriptions. The Board has outlined the responsibilities in respect to our Chief Executive Officer, or CEO. The Board and CEO do not have a written position description for the CEO; however, the CEO’s principal duties and responsibilities are planning our strategic direction, providing leadership, acting as our spokesperson, reporting to shareholders, and overseeing our executive management with respect to operations and finance.

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

Board Committees

The Board has two committees. The committees are the Audit Committee and the Compensation, Nominating and Corporate Governance Committee. Each committee has been constituted with independent directors.

Audit Committee. The Audit Committee currently consists of David Winn (Chairman), John Lovoi, and Jason Stankowski. All members of the Audit Committee are independent and financially literate under the applicable rules and regulations of the SEC and the NASDAQ Global Market.

The Audit Committee meets at least on a quarterly basis to review and approve our consolidated financial statements before the financial statements are publicly filed.

The Audit Committee reviews our interim unaudited condensed consolidated financial statements and annual audited consolidated financial statements and certain corporate disclosure documents including the Annual Information Form, Management’s Discussion and Analysis, and annual and interim earnings press releases before they are approved by the Board. The Audit Committee reviews and makes a recommendation to the Board in respect of the appointment and compensation of the external auditors and it monitors accounting, financial reporting, control and audit functions. The Audit Committee meets to discuss and review the audit plans of external auditors and is directly responsible for overseeing the work of the external auditors with respect to preparing or issuing the auditors’ report or the performance of other audit, review or attest services, including the resolution of disagreements between management and the external auditors regarding financial reporting. The Audit Committee questions the external auditors independently of management and reviews a written statement of its independence. The Audit Committee must be satisfied that adequate procedures are in place for the review of our public disclosure of financial information extracted or derived from our consolidated financial statements and it periodically assesses the adequacy of those procedures. The Audit Committee must approve or pre-approve, as applicable, any non-audit services to be provided to us by the external auditors. In addition, it reviews and reports to the Board on our risk management policies and procedures and reviews the internal control procedures to determine their effectiveness and to ensure compliance with our policies and avoidance of conflicts of interest. The Audit Committee has established procedures for dealing with complaints or confidential submissions which come to its attention with respect to accounting, internal accounting controls or auditing matters. To date, neither the Board nor the Audit Committee has formally assessed any individual director with respect to their effectiveness and contribution to us in their capacity as a director. Instead, members of the Board have relied on informal conversations among themselves to adequately cover such matters.

The Audit Committee operates under a written charter that satisfies the applicable standards of the SEC and The NASDAQ Global Market. A copy of the Audit Committee Charter can be found on our website at www.epsilonenergyltd.com.

Compensation, Nominating and Corporate Governance Committee. The Compensation, Nominating and Corporate Governance Committee is currently comprised of Tracy Stephens (Chairman), John Lovoi, and Nicola Maddox. All members of this committee are independent directors.

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

Communications to the Board

Shareholders may communicate directly with our Board or any director by writing to the board or a director in care of the corporate secretary at Epsilon Energy Ltd., 500 Dallas Street, Suite 1250, Houston, Texas 77002, or by faxing their written communication to AeRayna Flores at (281) 668-0985. Shareholders may also communicate with the Board or any director by calling Ms. Flores at (281) 670-0002. Ms. Flores will review any communication before forwarding it to the Board or director, as the case may be.

Employment Agreements

All named executive officers have executed employment contracts with us. Mr. Jason Stabell’s employment agreement is effective from July 1, 2022 and filed in Form 8-K with the SEC on June 24, 2022. Mr. Henry Clanton’s employment agreement is effective from January 4, 2019 and filed in Form 10-12B with the SEC on December 21, 2018. Mr. Andrew Williamson’s employment agreement is effective from July 1, 2022 and filed in Form 8-K with the SEC on June 24, 2022.

ITEM 11.     EXECUTIVE COMPENSATION.

Summary Compensation Table

The Board adopted the 2020 Equity Incentive Plan (the “2020 Plan”) on July 22, 2020 subject to approval by Epsilon’s shareholders at Epsilon’s 2020 Annual General and Special Meeting of shareholders, which occurred on September 1, 2020 (the “Meeting”). Shareholders approved the 2020 Plan at the Meeting. Following Epsilon’s listing on the NASDAQ Global Market, the Board determined that it is in the best interest of the shareholders to approve a new incentive plan that is compliant with U.S. public company equity plan rules and practices that would replace Epsilon’s Amended and Restated 2017 Stock Option Plan (including its predecessors) and the Share Compensation Plan (collectively referred to as the “Predecessor Plans”). No further awards will be granted under the Predecessor Plans.

The following table sets out information concerning the compensation paid to our principal executive officer and our two most highly compensated executive officers other than our principal executive officer, or our named executive officers, for the two years ended December 31, 2023 and 2022. Compensation amounts in the following table are in U.S. dollars.

					Non-equity incentive
					plan compensation
					Annual	Long-term
Name and principal				Share-based	Incentive	Incentive	Other	Total
position	Year	Salary	Bonuses	Awards	Plans	Plans	Compensation (4)	Compensation
Jason Stabell, CEO (1)	2023	$311,000	$184,000	$851,003	$—	$—	$7,350	$1,353,353
	2022	$150,000	$100,000	$600,000	$—	$—	$4,346	$854,346
Henry N. Clanton, COO (2)	2023	$272,000	$92,000	$92,004	$—	$—	$15,752	$471,756
	2022	$262,500	$117,000	$173,187	$—	$—	$15,250	$567,937
	2021	$250,000	$75,000	$—	$—	$—	$14,500	$339,500
Andrew Williamson, CFO (3)	2023	$239,000	$138,000	$355,006	$—	$—	$12,448	$744,454
	2022	$115,000	$75,000	$250,000	$—	$—	$3,981	$443,981
(1)	Mr. Stabell was hired as our chief executive officer in July 2022. His current base salary is $311,000.

2023—Share award of 108,465 common shares valued at $5.08 per share, market price on the grant date of December 31, 2023, which vests evenly over a three year period.

Share award of 56,180 common shares valued at $5.34 per share, market price on the grant date of July 1, 2023. This stub grant, although awarded in 2023, was based on 2022 performance. The grant vests evenly over a three year period.

2022—Share award of 97,560 common shares valued at $6.15 per share, market price on the grant date, July 1, 2022. This grant was awarded up-front on the employment effective date as part of the employment agreement. The grant vests over a four-year period with 25% vesting on the first anniversary and an additional 6.25% vesting on the first day of each subsequent quarter, with full vesting on July 1, 2026 so long as Mr. Stabell is still employed.

(2)	Mr. Henry Clanton was hired as our chief operating officer in January 2018. His current base salary of $272,000.

2023—Share award of 18,111 common shares valued at $5.08 per share, market price on the grant date of December 31, 2023, which vest evenly over a three year period.

2022— Share award of 12,825 common shares valued at $6.33 per share, market price on the grant date, April 6, 2022, and a share award of 13,877 common shares valued at $6.63 per share, market price on the grant date, December 31, 2022, both of which vest evenly over a three year period, so long as Mr. Clanton is still employed.

(3)	Mr. Andrew Williamson was hired as our chief financial officer in July 2022. His current base salary is $239,000.

2023—Share award of 45,276 valued at $5.08 per share, market price on the grant date of December 31, 2023, which grants vest evenly over a three year period.

Share award of 23,409 common shares valued at $5.34 per share, market price on the grant date of July 1, 2023. This stub grant, although awarded in 2023, was based on 2022 performance. The grant vests evenly over a three year period.

2022— Share award of 40,650 common shares valued at $6.15 per share, market price on the grant date, July 1, 2022. This grant was awarded up-front on the employment effective date as part of the employment agreement. The grant vests over a four-year period with 25% vesting on the first anniversary and an additional 6.25% vesting on the first day of each subsequent quarter, with full vesting on July 1, 2026 so long as Mr. Williamson is still employed.

(4)	As a Company policy, Epsilon matches on 401K contributions up to 5%.

Description of the 2020 Equity Incentive Plan

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

The maximum number common shares that may be issued under the 2020 Plan is 2,000,000. As of December 31, 2023, 234,834 performance stock units (“PSUs”), and 807,677 time-based restricted shares were outstanding, leaving 957,489 shares available to be granted under the 2020 Plan.

If the shares granted under the 2020 Plan expire or terminate for any reason without having been issued or are forfeited, they again become available for grant under the 2020 Plan. Shares granted under the 2020 Plan are not transferable or assignable other than by will or other testamentary instrument or the laws of succession.

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

At December 31, 2023, we were authorized to issue equity securities as follows:

	Number of Shares to be	Weighted Average
	Issued Upon Exercise or	Exercise or Vesting Price	Number of Shares Remaining
	Vesting of Outstanding	of Outstanding Options	Available for Future Issuance
Plan Category	Options or Shares	or Shares	Under Equity Compensation Plans
Equity share options under Amended and Restated 2017 Stock Option Plan	57,500	$5.03	—
Common shares under 2020 Equity Incentive Plan	491,536	$5.59	957,489

Incentive Plan Awards for Named Executive Officers

Outstanding Share-Based Awards and Option-Based Awards as of December 31, 2023 are as follows:

	Option-based Awards					Share-based Awards
						Market or	Market or
	Number of				Number of	Payout Value	Payout Value of
	Securities			Value of	Shares or Units	of Share-Based	Vested Share-
	Underlying	Option	Option	Unexercised	of Shares that	Awards that	Based awards
	Unexercised	Exercise	Expiration	In-the-Money	Have Not	Have Not	not Paid Out or
Name	Options	Price	Date	Options	Vested	Vested	Distributed
Jason Stabell	—	$		$—	123,252	$626,120	$—
Henry N. Clanton	30,000	$5.03	01/30/24	$1,500	13,526	$68,712	$74,849
Andrew Williamson	—	$		$—	51,356	$260,888	$—

Incentive Plan Awards—Value Vested or Earned for Named Executive Officers

The values of incentive plan awards that were vested or earned during the year ended December 31, 2023 are as follows:

				Non-Equity Incentive Plan
	Option-Based Awards—Value	Share-based awards—Value		Compensation—Value Earned
Name	Vested During the Year	Vested During the Year		During the Year
Jason Stabell	$—	$162,806	$	N/A
Henry N. Clanton	$—	$80,985	$	N/A
Andrew Williamson	$—	$67,834	$	N/A

We have adopted the 2020 Plan as an incentive-based share award plan applicable to all named executive officers and employees.

Change of control is defined as any event whereby any person acquires at least 50% of the Company’s stock or if a group of shareholders causes at least 50% of the board members to change.

DIRECTOR COMPENSATION

The following table contains compensation earned in the year ended December 31, 2023 by our independent directors who are not named executive officers:

			Non-Equity
		Share-Based	Incentive Plan	All Other
Name	Fees Earned	Awards	Compensation	Compensation	Total
John Lovoi	$95,000	$65,000	$—	$—	$160,000
Tracy Stephens	$65,000	$65,000	$—	$—	$130,000
David Winn	$70,000	$65,000	$—	$—	$135,000
Jason Stankowski	$55,000	$65,000	$—	$—	$120,000
Nicola Maddox	$34,507	$40,781	$—	$—	$75,288

On a quarterly basis, we compensate each director for services rendered (unless a director elects not to receive payment) and reimburse reasonable out-of-pocket travel expenses when incurred.

As of January 1, 2023, board member compensation is fixed at an annual fee of $55,000 paid in cash quarterly and $65,000 as a share-based award valued at the prior year-end share price (vesting evenly over a three year period). The chairman of the board receives an additional $40,000 annual cash fee, the chairman of the audit committee receives an additional $15,000 annual cash fee, and the chairman of the compensation, nominating, and corporate governance committee receives an additional $10,000 annual cash fee.

Incentive Plan Awards—Value Vested or Earned During the Year for Directors (Other Than Named Executive Officers)

Outstanding Share-Based Awards and Option-Based Awards as of December 31, 2023 are as follows:

	Option-based Awards				Share-based Awards
						Market or	Market or
	Number of				Number of	Payout Value	Payout Value of
	Securities			Value of	Shares or Units	of Share-Based	Vested Share-
	Underlying	Option	Option	Unexercised	of Shares that	Awards that	Based awards
	Unexercised	Exercise	Expiration	In-the-Money	Have Not	Have Not	not Paid Out or
Name	Options	Price	Date	Options	Vested	Vested	Distributed
John Lovoi	—	$—		$—	23,403	$118,887	$46,401
Tracy Stephens	—	$—		$—	11,403	$57,927	$46,401
David Winn	—	$—		$—	11,403	$57,927	$27,777
Jason Stankowski	—	$—		$—	11,403	$57,927	$27,777
Nicola Maddox	—	$—		$—	4,101	$20,833	$10,414

The values of incentive plan awards that were vested or earned during the year ended December 31, 2023 are as follows:

				Non-Equity Incentive Plan
	Option-Based Awards—Value	Share-based awards—Value		Compensation—Value Earned
Name	Vested During the Year	Vested During the Year		During the Year
John Lovoi	$—	$97,834	$	N/A
Tracy Stephens	$—	$60,509	$	N/A
David Winn	$—	$41,886	$	N/A
Jason Stankowski	$—	$41,886	$	N/A
Nicola Maddox	$—	$10,414	$	N/A

Directors and Officers Liability Insurance

We maintain directors’ and officers’ liability insurance for the protection of our directors and officers against liability incurred by them in their capacities as our directors and officers. The policy provides an aggregate limit of liability of $35,000,000 with a retention held by the Company of $1,500,000. The current annual premium for the Directors’ and Officers’ liability insurance is approximately $375,000 and is re-bid annually. The premium is not allocated between Directors and Officers as separate groups.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table set forth below is information with respect to beneficial ownership of common shares as of March 20, 2024, by our named executive officers, by each of our directors, by all our current executive officers and directors as a group, and by each person known to us who beneficially own 5% or more of the outstanding common shares. To our knowledge, each person named in the table has sole voting and investment power with respect to the common shares identified as beneficially owned.

Unless otherwise indicated, the address of each of the individuals named below is c/o Epsilon Energy Ltd., 500 Dallas, Suite 1250, Houston, Texas 77002.

	Number of	Percentage of
	Common	Common
Name of Beneficial Owner	Shares	Shares Owned
5% Stockholders
Palo Duro Energy Fund, LP (1)	1,461,558	6.67%
Solas Capital Management LLC (2)	3,768,467	17.20%
Named Executive Officers and Directors
Jason Stabell (3)	397,319	*
Henry Clanton (4)	95,674	*
Andrew Williamson (5)	15,244	*
John Lovoi (6)	266,579	*
Tracy Stephens (7)	49,401	*
David Winn (8)	20,501	*
Jason Stankowski (9)	347,727	*
Nicola Maddox (10)	2,050	*
All executive officers and directors as a group (8 persons) (11)	1,194,495	5.44%
*	Indicates beneficial ownership of less than 5% of outstanding shares.
(1)	The address of Palo Duro Energy Fund, LP, or Palo Duro is 311 S. Wacker Drive, Suite 1250, Chicago, Illinois 60606. Matthew Dougherty is the managing partner of Palo Duro and exercises the voting and dispositive power with respect to the common shares held by Palo Duro.
(2)	The address of Solas Capital Management, LLC is 405 Park Avenue, New York, NY 10022. Pursuant to a Schedule 13G filed with the SEC on February 14, 2020, Solas Capital Management, LLC (“Solas”) and Frederick Tucker Golden share voting and dispositive power with respect to these common shares. All of the securities reported are owned by advisory clients of Solas, none of which is a beneficial owner of more than 5% as of July 14, 2020.
(3)	Mr. Stabell is our chief executive officer and a member of our board of directors.
(4)	Includes 30,000 shares issuable upon the exercise (at exercise price of $5.03) of options exercisable within 60 days of March 20, 2024. Mr. Clanton is our chief operating officer.
(5)	Mr. Williamson is our chief financial officer.
(6)	Includes the shares held by JVL. Mr. Lovoi is the chairman of our board of directors.
(7)	Mr. Stephens is a member of our board of directors.
(8)	Mr. Winn is a member of our board of directors.
(9)	Mr. Stankowski is a member of our board of directors and a partner and portfolio manager for Clayton Partners, LLC.
(10)	Ms. Maddox is a member of our board of directors.
(11)	Includes 30,000 shares issuable upon the exercise (at exercise price of $5.03) of options exercisable within 60 days of March 20, 2024.

Changes in Control. We do not know of any arrangement, the operation of which may at a subsequent date result in a change in control of us.

Securities Authorized For Issuance under Equity Compensation Plans

The information required by Item 201 of Regulation S-K in “Item 1. Business – Market for Our Common Equity and Related Stockholder Matters.”

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Since the beginning of fiscal 2023, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds $120,000 and in which any of our directors, executive officers, holders of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, except for the compensation and other arrangements described in “Executive Compensation” and “Director Compensation” elsewhere in this document and the transactions described below.

Independence of the Board of Directors

The Board is currently composed of five directors who provide us with a wide diversity of business experience.

Our Board has determined that John Lovoi, Tracy Stephens, Jason Stankowski, David Winn, and Nicola Maddox are independent in accordance with the listing requirements of the NASDAQ Global Market, representing over 50% of the Board. Our Board conducted its independence analysis for each of its current members, considering all relevant facts and circumstances, including the director’s other commercial, accounting, legal, banking, consulting, charitable and familial relationships. Pursuant to its review, the Board determined that with respect to each of its current members, there are no disqualifying factors with respect to director independence enumerated in the listing standards of NASDAQ or any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that each such member is an “independent director” as defined in the listing standards of NASDAQ.

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

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table summarizes fees billed to us for fiscal 2023 and for fiscal 2022 by our principal auditors, BDO USA, P.C.:

	December 31,	December 31,
	2023	2022
Audit Fees:
Audit of financial statements	$374,970	$395,634
Total Audit Fees	$374,970	$395,634

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)1.	Financial Statements:
Report of Independent Registered Public Accounting Firm (PCAOB ID 243)
Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022.
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2023 and December 31, 2022.
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2023 and December 31, 2022.
Consolidated Statements of Cash Flows for the years ended December 31, 2023 and December 31, 2022.
Notes to Consolidated Financial Statements

(a)2.	Financial Statement Schedules:
None.

(a)3.	Exhibits

3.1	Articles of Incorporation of Epsilon Energy Ltd (incorporated by reference to Exhibit 3.1 of Form 10, File No. 001-38770, filed on December 21, 2018).

3.2	Bylaws of Epsilon Energy Ltd. (incorporated by reference to Exhibit 3.2 of Form 10, File No. 001-38770, filed on December 21, 2018)

3.3	Articles of Amendment dated December 19, 2019 (incorporated by reference to Exhibit 3.3 of Form 10, File No. 001-38770, filed on December 21, 2018)

4.1	Description of Registrant’s Securities Registered Under Section 12 of the Exchange Act. (incorporated by reference to Exhibit 4.1 of Form 10-K, File No. 001-38770, filed on March 18, 2020)

10.1+	Henry Clanton Offer Letter (incorporated by reference to Exhibit 10.7 of Form 10, File No. 001-38770, filed on December 21, 2018)

10.2

Anchor Shipper Gas Gathering Agreement, effective January 1, 2012, by and between Appalachia Midstream Services, L.L.C. and Epsilon Energy USA, Inc., as shipper and producer (incorporated by reference to Exhibit 10.8 of Form 10, File No. 001-38770, filed on December 21, 2018)

10.3+	Amended and Restated 2017 Stock Option Plan (incorporated by reference to Exhibit 10.9 of Form 10, File No. 001-38770, filed on December 21, 2018)

10.4+	Share Compensation Plan (incorporated by reference to Exhibit 10.10 of Form 10, File No. 001-38770, filed on December 21, 2018)

10.5

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

10.6+	Jason Stabell Executive Employment Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 001-38770, filed on June 24, 2022)

10.7+	Andrew Williamson Executive Employment Agreement (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 001-38770, filed on June 24, 2022)

10.8*	Credit Agreement, dated as of June 28, 2023, by and among Epsilon Energy USA Inc., Frost Bank, as agent and issuing bank, and the lenders from time to time party hereto.

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of Form 10, File No. 001-38770, filed on December 21, 2018)

23.1*	Consent of DeGolyer and MacNaughton

23.2*	Consent of BDO USA, P.C.

31.1*	Rule 13a-14(a)/15d-14(a) Certification.

31.2*	Rule 13a-14(a)/15d-14(a) Certification.

32.1**	Section 1350 Certifications.

32.2**	Section 1350 Certifications.

97.1*	Epsilon Energy Ltd. Clawback Policy

99.1*	Summary Reserve Report

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
+	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 20, 2024.

Epsilon Energy Ltd.

By: /s/ J. Andrew Williamson
J. Andrew Williamson
Chief Financial Officer
(duly authorized to sign on behalf of the registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Jason Stabell	Chief Executive Officer and Director	March 20, 2024
Jason Stabell	(Principal Executive Officer)

/s/ J. Andrew Williamson	Chief Financial Officer	March 20, 2024
J. Andrew Williamson	(Principal Financial and Accounting Officer)

/s/ John Lovoi	Chairman of the Board	March 20, 2024
John Lovoi

/s/ Jason Stankowski	Director	March 20, 2024
Jason Stankowski

/s/ Tracy Stephens	Director	March 20, 2024
Tracy Stephens

/s/ David Winn	Director	March 20, 2024
David Winn

/s/Nicola Maddox	Director	March 20, 2024
Nicola Maddox