Form 10-Q
period 2024-03-31
Epsilon Energy Ltd.
filed 2024-05-08
CIK 1726126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes ☐ No ⌧

As of May 8, 2024, there were 21,921,850 Common Shares outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report constitute forward-looking statements. The use of any of the words ‘‘anticipate,’’ ‘‘continue,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘may,’’ ‘‘will,’’ ‘‘project,’’ ‘‘should,’’ ‘‘believe,’’ and similar expressions and statements relating to matters that are not historical facts constitute ‘‘forward looking information’’ within the meaning of applicable securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated. Such forward-looking statements are based on reasonable assumptions, but no assurance can be given that these expectations will prove to be correct and the forward-looking statements included in this report should not be unduly relied upon. These statements are made only as of the date of this report. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to natural gas and oil production rates, commodity prices for crude oil or natural gas, supply and demand for natural gas and oil; the estimated quantity of natural gas and oil reserves, including reserve life; future development and production costs, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2023, and those described from time to time in our future reports filed with the Securities and Exchange Commission. You should consider carefully the statements under Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2023. Our Annual Report on Form 10-K for the year ended December 31, 2023 is available on our website at www.epsilonenergyltd.com.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$2,308,633	$13,403,628
Accounts receivable	5,061,734	6,015,448
Short term investments	12,238,177	18,775,106
Fair value of derivatives	1,347,512	1,219,025
Prepaid income taxes	1,020,702	952,301
Other current assets	619,542	763,288
Total current assets	22,596,300	41,128,796
Non-current assets
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	180,452,860	160,263,511
Unproved properties	28,593,071	25,504,873
Accumulated depletion, depreciation, amortization and impairment	(115,782,946)	(113,708,210)
Total oil and gas properties, net	93,262,985	72,060,174
Gathering system	42,757,299	42,738,273
Accumulated depletion, depreciation, amortization and impairment	(35,788,907)	(35,539,996)
Total gathering system, net	6,968,392	7,198,277
Land	637,764	637,764
Buildings and other property and equipment, net	287,524	291,807
Total property and equipment, net	101,156,665	80,188,022
Other assets:
Operating lease right-of-use assets, long term	417,268	441,987
Restricted cash	900,000	470,000
Prepaid drilling costs	—	1,813,808
Total non-current assets	102,473,933	82,913,817
Total assets	$125,070,233	$124,042,613

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable trade	$3,215,137	$3,236,871
Gathering fees payable	667,014	1,136,237
Royalties payable	1,201,478	1,422,898
Accrued capital expenditures	2,706,951	696,761
Accrued compensation	212,892	636,295
Other accrued liabilities	732,593	561,537
Fair value of derivatives	836,268	118,770
Operating lease liabilities	95,170	86,473
Total current liabilities	9,667,503	7,895,842
Non-current liabilities
Asset retirement obligations	3,562,486	3,502,952
Deferred income taxes	11,530,950	11,553,943
Operating lease liabilities, long term	446,226	476,911
Total non-current liabilities	15,539,662	15,533,806
Total liabilities	25,207,165	23,429,648
Commitments and contingencies (Note 10)
Shareholders' equity
Preferred shares, no par value, unlimited shares authorized, none issued or outstanding	—	—
Common shares, no par value, unlimited shares authorized and 21,913,202 shares issued and outstanding at March 31, 2024 and 22,222,722 issued and 22,151,848 shares outstanding at December 31, 2023	116,708,531	118,272,565
Treasury shares, at cost, 0 at March 31, 2024 and 70,874 at December 31, 2023	—	(360,326)
Additional paid-in capital	11,196,060	10,874,491
Accumulated deficit	(37,809,555)	(37,946,042)
Accumulated other comprehensive income	9,768,032	9,772,277
Total shareholders' equity	99,863,068	100,612,965
Total liabilities and shareholders' equity	$125,070,233	$124,042,613

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

	Three months ended March 31,
	2024	2023
Revenues from contracts with customers:
Gas, oil, NGL, and condensate revenue	$6,051,045	$6,969,581
Gas gathering and compression revenue	1,935,698	2,386,695
Total revenue	7,986,743	9,356,276

Operating costs and expenses:
Lease operating expenses	1,768,462	1,404,279
Gathering system operating expenses	552,570	651,341
Depletion, depreciation, amortization, and accretion	2,380,426	1,773,006
General and administrative expenses:
Stock based compensation expense	321,569	179,748
Other general and administrative expenses	1,559,023	2,023,773
Total operating costs and expenses	6,582,050	6,032,147
Operating income	1,404,693	3,324,129

Other income (expense):
Interest income	266,272	490,762
Interest expense	(8,760)	(28,437)
(Loss) gain on derivative contracts	(100,726)	1,068,660
Other income (expense), net	(533)	1,635
Other income, net	156,253	1,532,620

Net income before income tax expense	1,560,946	4,856,749
Income tax expense	54,050	1,326,922
NET INCOME	$1,506,896	$3,529,827
Currency translation adjustments	364	(2,600)
Unrealized loss on securities	(4,609)	—
NET COMPREHENSIVE INCOME	$1,502,651	$3,527,227

Net income per share, basic	$0.07	$0.15
Net income per share, diluted	$0.07	$0.15
Weighted average number of shares outstanding, basic	21,994,207	22,990,893
Weighted average number of shares outstanding, diluted	21,994,207	23,027,684

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

						Accumulated
						Other		Total
	Common Shares Issued		Treasury Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	paid-in Capital	Income	Deficit	Equity
Balance at January 1, 2024	22,222,722	$118,272,565	(70,874)	$(360,326)	$10,874,491	$9,772,277	$(37,946,042)	$100,612,965
Net income	—	—	—	—	—	—	1,506,896	1,506,896
Dividends paid	—	—	—	—	—	—	(1,370,409)	(1,370,409)
Stock-based compensation expense	—	—	—	—	321,569	—	—	321,569
Buyback of common shares	—	—	(248,700)	(1,203,708)	—	—	—	(1,203,708)
Retirement of treasury shares	(319,574)	(1,564,034)	319,574	1,564,034	—	—	—	—
Vesting of shares of restricted stock	10,054	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(4,245)	—	(4,245)
Balance at March 31, 2024	21,913,202	$116,708,531	—	$—	$11,196,060	$9,768,032	$(37,809,555)	$99,863,068

						Accumulated
						Other		Total
	Common Shares Issued		Treasury Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	paid-in Capital	Income	Deficit	Equity
Balance at January 1, 2023	23,117,144	$123,904,965	—	$—	$9,856,229	$9,774,551	$(39,290,540)	$104,245,205
Net income	—	—	—	—	—	—	3,529,827	3,529,827
Dividends paid	—	—	—	—	—	—	(1,412,455)	(1,412,455)
Stock-based compensation expense	—	—	—	—	179,748	—	—	179,748
Buyback of common shares	—	—	(237,920)	(1,367,425)	—	—	—	(1,367,425)
Retirement of treasury shares	(190,700)	(1,115,306)	190,700	1,115,306	—	—	—	—
Other comprehensive income	—	—	—	—	—	(2,600)	—	(2,600)
Balance at March 31, 2023	22,926,444	$122,789,659	(47,220)	$(252,119)	$10,035,977	$9,771,951	$(37,173,168)	$105,172,300

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$1,506,896	$3,529,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	2,380,426	1,773,006
Accretion of discount on available for sale securities	(216,180)	—
Loss (gain) on derivative contracts	100,726	(1,068,660)
Settlement received on derivative contracts	488,285	363,300
Settlement of asset retirement obligation	(1,653)	—
Stock-based compensation expense	321,569	179,748
Deferred income tax expense (benefit)	(22,993)	(12,108)
Changes in assets and liabilities:
Accounts receivable	953,714	2,396,066
Prepaid income taxes	(68,401)	—
Other assets and liabilities	146,477	143,646
Accounts payable, royalties payable and other accrued liabilities	(1,897,438)	(1,062,898)
Income taxes payable	—	1,336,225
Net cash provided by operating activities	3,691,428	7,578,152
Cash flows from investing activities:
Additions to unproved oil and gas properties	(3,088,198)	(106,069)
Additions to proved oil and gas properties	(17,226,449)	(621,132)
Additions to gathering system properties	(22,650)	(12,423)
Additions to land, buildings and property and equipment	(7,681)	(42,703)
Purchases of short term investments - available for sale	(4,045,785)	(30,138,743)
Proceeds from sales and maturities of short term investments	10,794,285	—
Prepaid drilling costs	1,813,808	—
Net cash used in investing activities	(11,782,670)	(30,921,070)
Cash flows from financing activities:
Buyback of common shares	(1,203,708)	(1,367,425)
Dividends paid	(1,370,409)	(1,412,455)
Net cash used in financing activities	(2,574,117)	(2,779,880)
Effect of currency rates on cash, cash equivalents, and restricted cash	364	(2,600)
(Decrease) increase in cash, cash equivalents, and restricted cash	(10,664,995)	(26,125,398)
Cash, cash equivalents, and restricted cash, beginning of period	13,873,628	45,806,947
Cash, cash equivalents, and restricted cash, end of period	$3,208,633	$19,681,549

Supplemental cash flow disclosures:
Interest paid	$—	$17,216

Non-cash investing activities:
Change in proved properties accrued in accounts payable and accrued liabilities	$2,946,528	$375,242
Change in gathering system accrued in accounts payable and accrued liabilities	$(3,624)	$9,201
Asset retirement obligation asset additions and adjustments	$16,372	$736

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

2.    Basis of Preparation

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the appropriate rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. All adjustments which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods presented have been included. The interim financial information and notes hereto should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2023. The results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year.

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

In June 2016 the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance removes all recognition thresholds and requires companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Company expects to collect over the instrument’s contractual life. Epsilon adopted ASU 2016-13 as of January 1, 2023. There was no impact from the adoption of this ASU.

In 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which, for a limited period of time, adds ASC 848 to the Codification providing entities with certain practical expedients and exceptions from applying modification accounting if certain criteria are met. The amendments are designed to reduce operational challenges that entities will face in applying modification accounting to all contracts that will be revised due to reference rate reform. The guidance in ASC 848 was triggered by the pending discontinuation of certain benchmark reference rates and, in some cases, their replacement by new rates that are more observable or transaction-based and, therefore, less susceptible to manipulation, than certain interest-rate benchmark reference rates commonly used today, including the London Interbank Offered Rate (LIBOR). This process of reference rate reform will require entities to modify certain contracts by removing the discontinued rates and including new rates. Epsilon adopted ASU 2020-04 as of January 1, 2023. There was no impact from the adoption of this ASU.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts in the Consolidated Statements of Cash Flows as of March 31, 2024 and December, 31 2023:

	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$2,308,633	$13,403,628
Restricted cash included in other assets	900,000	470,000
Cash, cash equivalents, and restricted cash in the statement of cash flows	$3,208,633	$13,873,628

During the three months ended March 31, 2024, the Company was in the process of transitioning financial institutions for its Letters of Credit (“LOCs”) tied to various bonds associated with Pennsylvania and New York operatorship. The transition caused a temporary increase in restricted cash until the new LOCs are deemed effective and until the previous LOCs can be cancelled.

4. Short Term Investments

Short term investments are highly liquid investments with original maturities between three and twelve months. The Company’s short term investments consist of US Treasury Bills. These investments are classified as available-for-sale. Available-for-sale short term investments are reported at fair value in the Consolidated Balance Sheets. Unrealized gains and losses are excluded from earnings and are reported in accumulated other comprehensive income in the Consolidated Statements of Operations and Comprehensive Income.

The following table summarizes the available-for-sale short term investments as of March 31, 2024 and December 31, 2023.

	March 31, 2024			December 31, 2023
	Amortized	Unrealized	Fair	Amortized	Unrealized	Fair
	Cost	Losses	Value	Cost	Gains	Value
U.S. Treasury Bills	$12,241,187	$(3,010)	$12,238,177	$18,773,508	$1,598	$18,775,106

During the three months ended March 31, 2024, the Company sold securities with a carrying amount of $7,003,123 for total proceeds of $7,159,285. The realized gains on these sales were $156,162. An additional $3,635,000 of securities reached maturity with total realized gains of $135,034. The realized gains are included in other income in the consolidated Statements of Operations and Comprehensive Income.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

5.  Property and Equipment

The following table summarizes the Company’s property and equipment as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	$180,452,860	$160,263,511
Unproved properties	28,593,071	25,504,873
Accumulated depletion, depreciation, amortization and impairment	(115,782,946)	(113,708,210)
Total oil and gas properties, net	93,262,985	72,060,174
Gathering system	42,757,299	42,738,273
Accumulated depletion, depreciation, amortization and impairment	(35,788,907)	(35,539,996)
Total gathering system, net	6,968,392	7,198,277
Land	637,764	637,764
Buildings and other property and equipment, net	287,524	291,807
Total property and equipment, net	$101,156,665	$80,188,022

Asset Acquisitions

During the three months ended March 31, 2024, Epsilon acquired assets that included the following:

●	a 25% working interest in three producing wells located in Ector County, Texas.
●	a 25% working interest in 3,246 gross undeveloped acres in Ector County, Texas.
●	total consideration paid of $14.8 million consisting of
(i)	$12.1 million for the producing wells and
(ii)	$2.7 million for the undeveloped acreage.

Management determined that substantially all the fair value of the assets acquired was concentrated in a group of similar identifiable assets. Based on this determination, the acquisition was accounted for as an asset acquisition. There were no acquisitions during the three months ended March 31, 2023.

Property Impairment

We perform a quantitative impairment test whenever events or changes in circumstances indicate that an asset group's carrying amount may not be recoverable, over proved properties using the published NYMEX forward prices, basis differentials, timing, methods and other assumptions consistent with historical periods. When indicators of impairment are present, GAAP requires that the Company first compare expected future undiscounted cash flows by asset group to their respective carrying values. If the carrying amount exceeds the estimated undiscounted future cash flows, a reduction of the carrying amount of the natural gas properties to their estimated fair values is required. Additionally, if an exploratory well is determined not to have found proved reserves, the costs incurred, net of any salvage value, should be charged to expense.

During the three months ended March 31, 2024 and 2023, no impairment was recorded.

6. Revolving Line of Credit

The Company closed a senior secured reserve based revolving credit facility on June 28, 2023, with Frost Bank as issuing bank and sole lender. The current commitment and borrowing base is $35 million, supported by the Company’s upstream assets in Pennsylvania and subject to semi-annual redeterminations with a maturity date of the earlier of June 28, 2027 or the date that the commitments are terminated. Interest will be charged at the Daily Simple SOFR rate plus a margin

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

of 3.25%. The facility is secured by the assets of the Company’s Epsilon Energy USA subsidiary (Borrower) and guaranteed by the Company and the other wholly owned subsidiaries. There are currently no borrowings under the facility.

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

We were in compliance with the financial covenants of the agreement as of March 31, 2024.

	Balance at	Balance at
	March 31,	December 31,	Current
	2024	2023	Borrowing Base	Interest Rate
Revolving line of credit	$—	$—	$35,000,000	SOFR + 3.25%

7. Shareholders’ Equity

(a)Authorized shares

The Company is authorized to issue an unlimited number of Common Shares with no par value and an unlimited number of Preferred Shares with no par value.

(b)Purchases of Equity Shares

Normal Course Issuer Bid

On March 20, 2024, the Board of Directors authorized a new share repurchase program of up to 2,191,320 common shares, representing 10% of the outstanding common shares of Epsilon, for an aggregate purchase price of not more than US $12.0 million. The program is pursuant to a normal course issuer bid and will be conducted in accordance with Rule 10b-18 under the Exchange Act. The program commenced on March 27, 2024 and will end on March 26, 2025, unless the maximum amount of common shares is purchased before then or Epsilon provides earlier notice of termination.

During the three months ended March 31, 2024, no shares have been repurchased under the new program.

The previous share repurchase program commenced on March 27, 2023 and ended on March 26, 2024. During the year ended December 31, 2023, we repurchased 968,149 common shares at an average price of $5.08 per share (excluding commissions) under the previous plan.

During the three months ended March 31, 2024, we repurchased 248,700 shares at a price of $4.82 per share (excluding commissions) under the previous plan.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table contains activity relating to our acquisition of equity securities during the three months ended March 31, 2024:

			Maximum number
			of shares
	Total number	Average price	remaining to be
	of shares	paid per	purchased under
	purchased	share	the program
Beginning of normal-course issuer bid, March 27, 2023 (1)			1,324,495
January 2024	248,700	$4.82
Total as of March 31, 2024	248,700	$4.82	1,075,795
(1)	Epsilon repurchased these shares under its 2023-2024 share repurchase program that commenced on March 27, 2023 and terminated on March 26, 2024, as described above.

(c)Equity Incentive Plan

Epsilon’s board of directors (the “Board”) adopted the 2020 Equity Incentive Plan (the “2020 Plan”) on July 22, 2020 and  Epsilon’s shareholders approved the 2020 Plan at Epsilon’s 2020 Annual General and Special Meeting of Shareholders, which occurred on September 1, 2020 (the “Meeting”).

The 2020 Plan provides for incentive compensation in the form of stock options, stock appreciation rights, restricted stock and stock units, performance shares and units, other stock-based awards and cash-based awards. Under the 2020 Plan, Epsilon will be authorized to issue up to 2,000,000 Common Shares.

Restricted Stock Awards

For the three months ended March 31, 2024, 63,980 restricted stock units with a weighted average price at the grant date of $5.08 were awarded to the Company’s board of directors. For the year ended December 31, 2023, 358,546 restricted stock units with a weighted average price at the grant date of $5.42 were awarded to the Company’s management, employees, and board of directors. These units vest over a three-year period, with an equal number of common shares being issued per period on the anniversary of the award resolution. The vesting of the units ( and corresponding issuance of shares) is contingent on the individuals’ continued employment or service. The Company determined the fair value of the granted restricted stock units based on the market price of the common shares of the Company on the date of grant.

The following table summarizes restricted stock unit activity for the three months ended March 31, 2024, and the year ended December 31, 2023:

	Three months ended		Year ended
	March 31, 2024		December 31, 2023
	Number of	Weighted	Number of	Weighted
	Restricted	Average	Restricted	Average
	Shares	Remaining Life	Shares	Remaining Life
	Outstanding	(years)	Outstanding	(years)
Balance non-vested Restricted Stock at beginning of period	491,536	1.74	298,210	1.74
Granted	63,980	1.87	358,546	1.90
Vested	(10,064)	—	(165,220)	—
Balance non-vested Restricted Stock at end of period	545,452	1.53	491,536	1.74

Stock compensation expense for the granted restricted stock units is recognized over the vesting period. Stock compensation expense recognized during the three months ended March 31, 2024 and 2023 was $321,569 and $165,064, respectively.

At March 31, 2024, the Company had unrecognized stock-based compensation related to the restricted stock units of $2,655,308 to be recognized over a weighted average period of 1.33 years (at December 31, 2023: $2,651,858 over 1.42 years).

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Performance Share Unit Awards (“PSU”)

For the three months ended March 31, 2024, there were no outstanding PSUs . For the year ended December 31, 2023, a total of 15,833 common shares vested and were issued.

The following table summarizes PSUs for the three months ended March 31, 2024 and the year ended December 31, 2023:

	Three months ended		Year ended
	March 31, 2024		December 31, 2023
	Number of	Weighted	Number of	Weighted
	Performance	Average	Performance	Average
	Shares	Remaining Life	Shares	Remaining Life
	Outstanding	(years)	Outstanding	(years)
Balance non-vested PSUs at beginning of period	—	—	15,833	1.00
Vested	—	—	(15,833)	—
Balance non-vested PSUs at end of period	—	—	—	—

Stock compensation expense for the granted PSUs is recognized over the vesting period. Stock compensation expense recognized during the three months ended March 31, 2024 and 2023 related to PSUs was $0 and $14,684, respectively.

At March 31, 2024 and December 31, 2023, the Company had no unrecognized stock-based compensation related to PSUs.

Stock Options

As of March 31, 2024, the Company had no outstanding stock options. During the three months ended March 31, 2024 and the year ended December 31, 2023, the Company awarded no stock options.

The following table summarizes stock option activity for the three months ended March 31, 2024 and the year ended December 31, 2023:

	Three months ended		Year ended
	March 31, 2024		December 31, 2023
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
Exercise price in US$	Outstanding	Price	Outstanding	Price (1)
Balance at beginning of period	57,500	$5.03	70,000	$5.03
Exercised	—	$—	(12,500)	$5.03
Expired	(57,500)	$—	—	$—
Balance at period-end	—	$—	57,500	$5.03

Exercisable at period-end	—	$—	57,500	$5.03

At March 31, 2024, the Company had unrecognized stock-based compensation, related to these options, of nil (at December 31, 2023: nil). The aggregate intrinsic value at March 31, 2024 was nil (at December 31, 2023: $5,500).

(d) Dividends

On March 1, 2024, the Board declared quarterly a dividend of $0.0625 per common share (annualized $0.25 per common share) totaling in aggregate an amount of approximately $1.4 million that has been paid for the three months ended March 31, 2024.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

8. Revenue Recognition

Revenues are comprised of sales of natural gas, oil and NGLs, along with the revenue generated from the Company’s ownership interest in the gas gathering system in the Auburn field in Northeastern Pennsylvania.

Overall, product sales revenue generally is recorded in the month when contractual delivery obligations are satisfied, which occurs when control is transferred to the Company’s customers at delivery points based on contractual terms and conditions. In addition, gathering and compression revenue generally is recorded in the month when contractual service obligations are satisfied, which occurs as control of those services is transferred to the Company’s customers. Gathering System revenues derived from Epsilon’s production, which have been eliminated from total gathering system revenues (“elimination entry”), amounted to $0.3 million and $0.4 million, respectively, for the three months ended March 31, 2024 and 2023.

The following table details revenue for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Operating revenue
Natural gas	$2,962,979	$6,256,178
Natural gas liquids	372,984	196,295
Oil and condensate	2,715,082	517,108
Gathering and compression fees (1)	1,935,698	2,386,695
Total operating revenue	$7,986,743	$9,356,276
(1)	Net of the elimination entry

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

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Allowance for Credit Losses

The Company records an allowance for credit losses on a case-by-case basis once there is evidence that collection is not probable. For the three ended March 31, 2024, there were no accounts for which collection was not probable.

The following table details accounts receivable as of March 31, 2024, December 31, 2023, and December 31, 2022.

	March 31,	December 31,	December 31,
	2024	2023	2022
Accounts receivable
Natural gas and oil sales	$3,637,018	$4,327,886	$5,696,419
Joint interest billing	14,349	17,476	20,454
Gathering and compression fees	1,281,742	1,543,239	1,483,956
Commodity contract	128,625	72,075	—
Interest	—	54,772	557
Total accounts receivable	$5,061,734	$6,015,448	$7,201,386

9. Income Taxes

Income tax provisions for the three ended March 31, 2024 and 2023 are as follows:

	Three months ended March 31,
	2024	2023
Current:
Foreign	$66,268	$—
Federal	—	960,508
State	10,775	378,522
Total current income tax expense	77,043	1,339,030
Deferred:
Federal	377,599	(17,278)
State	(400,592)	5,170
Total deferred tax expense	(22,993)	(12,108)
Income tax expense	$54,050	$1,326,922

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

Our effective tax rate will typically differ from the statutory federal rate primarily as a result of state income taxes and the valuation allowance against the Canadian net operating loss. The effective tax rate for the three months ended March 31, 2024 was lower than the statutory federal rate as a result of state income taxes partially offset by the valuation allowance against the Canadian net operating loss.

10. Commitments and Contingencies

The Company enters into commitments for capital expenditures in advance of the expenditures being made. As of March 31, 2024, the Company had commitments of $3.6 million for capital expenditures.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Litigation

On March 10, 2021, Epsilon filed a complaint against Chesapeake Appalachia, LLC (“Chesapeake”) in the United States District Court for the Middle District of Pennsylvania, Scranton, Pennsylvania (“Middle District”). Epsilon claimed that Chesapeake has breached a settlement agreement and several operating agreements (“JOAs”) to which Epsilon and Chesapeake are parties. Epsilon asserted that Chesapeake failed to cooperate with Epsilon’s efforts to develop resources in the Auburn Development, located in North-Central Pennsylvania, as required under both the settlement agreement and JOAs.

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

11. Leases

Under ASC 842, Leases, the Company recognized an operating lease related to its corporate office as of March 31, 2024 summarized in the following table:

	March 31,	December 31,
	2024	2023
Asset
Operating lease right-of-use assets, long term	417,268	441,987
Total operating lease right-of-use assets	$417,268	$441,987

Liabilities
Operating lease liabilities	$95,170	$86,473
Operating lease liabilities, long term	446,226	476,911
Total operating lease liabilities	$541,396	$563,384

Operating lease costs	$58,670	$144,490

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$63,267	$27,010
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$535,149
Weighted average remaining lease term (years) - operating lease	2.89	3.00
Weighted average discount rate (annualized) - operating lease	8.25%	8.25%

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The Company had one office lease that expired in April 2023.  On March 1, 2023, the Company commenced a new office lease with a 70 month lease term and future lease payments estimated to be approximately $0.85 million. There are no other pending leases, and no lease arrangements in which the Company is the lessor. Lease expense for operating leases was $0.06 million and $0.14 million as of March 31, 2024 and December 31, 2023, respectively. This lease expense is presented in other general and administrative expenses in the consolidated statements of operations and comprehensive income.

Future minimum lease payments as of March 31, 2024 are as follows:

Operating Leases
2024	$101,062
2025	173,550
2026	177,021
2027	180,492
2028	183,963
Total minimum lease payments	816,088
Less: imputed interest	(274,692)
Present value of future minimum lease payments	541,396
Less: current obligations under leases	(95,170)
Long-term lease obligations	$446,226

12.    Net Income Per Share

Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed based upon the weighted-average number of common shares outstanding during the period plus the assumed issuance of common shares for all potentially dilutive securities.

The net income used in the calculation of basic and diluted net income per share is as follows:

	Three months ended March 31,
	2024	2023
Net income	$1,506,896	$3,529,827

In calculating the net income per share, basic and diluted, the following weighted-average shares were used:

	Three months ended March 31,
	2024	2023
Basic weighted-average number of shares outstanding	21,994,207	22,990,893
Dilutive stock options	—	8,512
Unvested time-based restricted shares	—	21,415
Unvested performance-based restricted shares	—	6,864
Diluted weighted-average shares outstanding	21,994,207	23,027,684

The Company excluded the following shares from the diluted EPS because their inclusion would have been anti-dilutive.

	Three months ended March 31,
	2024	2023
Anti-dilutive options	—	61,488
Anti-dilutive unvested time-based restricted shares	546,245	276,795
Anti-dilutive unvested performance-based restricted shares	—	8,969
Total Anti-dilutive shares	546,245	347,252

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

The Company’s reportable segments are as follows:

a.	The Upstream segment activities include acquisition, development and production of oil, natural gas, and other liquid reserves on properties within the United States;
b.	The Gas Gathering segment partners with two other companies to operate a natural gas gathering system; and
c.	The Corporate segment activities include corporate listing and governance functions of the Company.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Segment activity for the three months ended March 31, 2024 and 2023 is as follows:

	Upstream	Gas Gathering	Corporate	Elimination	Consolidated
For the three months ended March 31, 2024
Operating revenue
Natural gas	$2,962,979	$—	$—	$—	$2,962,979
Natural gas liquids	372,984	—	—	—	372,984
Oil and condensate	2,715,082	—	—	—	2,715,082
Gathering and compression fees	—	2,250,096	—	(314,398)	1,935,698
Total operating revenue (1)	6,051,045	2,250,096	—	(314,398)	7,986,743

Operating costs
Operating costs	2,082,860	552,570	1,880,592	(314,398)	4,201,624
Depletion, depreciation, amortization and accretion	2,129,709	250,717	—	—	2,380,426
Operating income (loss)	1,838,476	1,446,809	(1,880,592)	—	1,404,693

Other income (expense)
Interest income	—	—	266,272	—	266,272
Interest expense	(8,760)	—	—	—	(8,760)
Loss on derivative contracts	(100,726)	—	—	—	(100,726)
Other income	37	—	(570)	—	(533)
Other income (expense), net	(109,449)	—	265,702	—	156,253
Net income (loss) before income tax expense	$1,729,027	$1,446,809	$(1,614,890)	$—	$1,560,946

Capital expenditures (2)	$23,268,856	$19,026	$—	$—	$23,287,882

For the three months ended March 31, 2023
Operating revenue
Natural gas	$6,256,178	$—	$—	$—	$6,256,178
Natural gas liquids	196,295	—	—	—	196,295
Oil and condensate	517,108	—	—	—	517,108
Gathering and compression fees	—	2,750,503	—	(363,808)	2,386,695
Total operating revenue (1)	6,969,581	2,750,503	—	(363,808)	9,356,276

Operating costs
Operating costs	1,768,087	651,371	2,203,491	(363,808)	4,259,141
Depletion, depreciation, amortization and accretion	1,493,755	279,251	—	—	1,773,006
Operating income (loss)	3,707,739	1,819,881	(2,203,491)	—	3,324,129

Other income (expense)
Interest income	—	—	490,762	—	490,762
Interest expense	(28,437)	—	—	—	(28,437)
Loss on derivative contracts	1,068,660	—	—	—	1,068,660
Other (expense) income	652	—	983	—	1,635
Other income (expense), net	1,040,875	—	491,745	—	1,532,620
Net income (loss) before income tax expense	$4,748,614	$1,819,881	$(1,711,746)	$—	$4,856,749

Capital expenditures (2)	$1,145,146	$21,624	$—	$—	$1,166,770
(1)	Segment operating revenue represents revenues generated from the operations of the segment. Inter-segment sales during the three months ended March 31, 2024 and 2023 have been eliminated upon consolidation. For the three months ended March 31, 2024, Epsilon sold natural gas to 23 unique customers. The two customers over 10% comprised 25% and 12% of total revenue. For the three months ended March 31, 2023, Epsilon sold natural gas to 27 unique customers. The three customers over 10% comprised 12%, 13%, and 11% of total revenue.
(2)	Capital expenditures for the Upstream segment consist primarily of the acquisition of properties, and the drilling and completing of wells while Gas Gathering consists of expenditures relating to the expansion, completion, and maintenance of the gathering and compression facility.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

14. Commodity Risk Management Activities

Commodity Price Risks

Epsilon engages in price risk management activities from time to time. These activities are intended to manage Epsilon’s exposure to fluctuations in commodity prices for natural gas and oil by securing derivative contracts for a portion of expected sales volumes.

Inherent in the Company’s fixed price contracts, are certain business risks, including market risk and credit risk. Market risk is the risk that the price of oil and natural gas will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the Company’s counterparty to a contract. The Company does not currently require collateral from any of its counterparties nor do its counterparties currently require collateral from the Company.

The Company enters into certain commodity derivative instruments to mitigate commodity price risk associated with a portion of its future natural gas and oil production and related cash flows. The natural gas revenues and cash flows are affected by changes in commodity product prices, which are volatile and cannot be accurately predicted. The objective for holding these commodity derivatives is to protect the operating revenues and cash flows related to a portion of the future natural gas and oil sales from the risk of significant declines in commodity prices, which helps ensure the Company’s ability to fund the capital budget.

Epsilon has historically elected not to designate any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for these financial commodity derivative contracts using the mark-to-market accounting method. Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as gain (loss) on derivative contracts on the condensed consolidated statements of operations and comprehensive income (loss). The related cash flow impact is reflected in cash flows from operating activities. During the three months ended March 31, 2024, Epsilon recognized losses on commodity derivative contracts of $100,727. This amount included cash received on settlements on these contracts of $488,285. For the three months ended March 31, 2023, Epsilon recognized gains on commodity derivative contracts of $1,068,660. This amount included cash received on settlements on these contracts of $363,300.

Commodity Derivative Contracts

At March 31, 2024, the Company had outstanding natural gas NYMEX Henry Hub (“HH”) swaps totaling 1.84 Bcf, natural gas Tennessee Z4 basis swaps totaling 1.69 Bcf, and crude oil NYMEX WTI CMA swaps totaling 58 MBbls.

	Fair Value of Derivative Assets
	March 31,	December 31,
	2024	2023
Current
NYMEX Henry Hub swap	$1,416,662	$1,353,668
Tennessee Z4 basis swap	7,638	112,719
	$1,424,300	$1,466,386

	Fair Value of Derivative Liabilities
	March 31,	December 31,
	2024	2023
Current
NYMEX Henry Hub swap	$(47,585)	$—
Tennessee Z4 Basis swap	(528,944)	(366,131)
Crude Oil NYMEX WTI CMA	(336,527)	—
	$(913,056)	$(366,131)

Net Fair Value of Derivatives	$511,244	$1,100,255

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table presents the changes in the fair value of Epsilon’s commodity derivatives for the periods indicated:

	Three months ended March 31,
	2024	2023
Fair value of asset (liability), beginning of the period	$1,100,255	$1,222,090
Gains on derivative contracts included in earnings	(100,726)	1,068,660
Settlement of commodity derivative contracts	(488,285)	(363,300)
Fair value of asset, end of the period	$511,244	$1,927,450

15. Asset Retirement Obligations

Asset retirement obligations are estimated by management based on Epsilon’s net ownership interest in all wells and the gathering system, estimated costs to reclaim and abandon such assets and the estimated timing of the costs to be incurred in future periods, and the forecast risk free cost of capital. Epsilon has estimated the value of its total asset retirement obligations to be $3.6 million as of March 31, 2024 ($3.5 million at December 31, 2023). Each year we review, and to the extent necessary, revise our asset retirement obligations estimates in accordance with recent activity and current service costs.

The following tables summarize the changes in asset retirement obligations for the periods indicated:

	Three Months Ended	Year ended
	March 31,	December 31,
	2024	2023
Balance beginning of period	$3,502,952	$2,780,237
Liabilities acquired	16,373	12,437
Liabilities disposed of	—	(46,961)
Wells plugged and abandoned	(1,654)	(509,802)
Change in estimates	—	1,178,142
Accretion	44,815	88,899
Balance end of period	$3,562,486	$3,502,952

16. Fair Value Measurements

The methodologies used to determine the fair value of our financial assets and liabilities at March 31, 2024 were the same as those used at December 31, 2023.

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

Commodity derivative instruments consist of NYMEX HH swap and Tennessee Z4 basis swap contracts for natural gas, and NYMEX WTI CMA swap contracts for crude oil. The Company’s derivative contracts are valued based on a marked to market approach. These assumptions are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace, and are therefore designated as Level 2 within the valuation hierarchy. The Company utilizes its counterparties’ valuations to assess the reasonableness of its own valuations.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

	March 31, 2024
	Level 1	Level 2	Level 3	Effect of Netting	Net Fair Value
Assets
Derivative contracts	$—	$1,347,512	$—	$—	$1,347,512
Cash equivalents	$452,642	$—	$—	$—	$452,642
Short term investments	$12,238,177	$—	$—	$—	$12,238,177
Liabilities
Derivative contracts	$—	$76,788	$—	$(913,056)	$(836,268)

	December 31, 2023
	Level 1	Level 2	Level 3	Effect of Netting	Net Fair Value
Assets
Derivative contracts	$—	$1,219,025	$—	$—	$1,219,025
Cash equivalents	$195,669	$—	$—	$—	$195,669
Short term investments	$18,775,106	$—	$—	$—	$18,775,106
Liabilities
Derivative contracts	$—	$247,361	$—	$(366,131)	$(118,770)

17. Current Expected Credit Loss

Under ASU 326, Financial Instruments – Credit Losses, estimated losses on financial assets are provided through an allowance for credit losses. The majority of our financial assets are invested in U.S. Treasury Bills. We also have accounts receivable which are primarily from purchasers of oil and natural gas, counterparties to our financial instruments, and revenues earned for compression and gathering services. Our oil, gas, and natural gas liquids accounts receivables are generally collected within 30 days after the end of the month. Compression and gathering receivables are generally collected within 60 days after the end of the month. We assess collectability through various procedures, including review of our trade receivable balances by counterparty, assessing economic events and conditions, our historical experience with counterparties, the counterparty’s financial condition and the amount and age of past due accounts. As of March 31, 2024 and December 31, 2023, we determined that our allowance for credit loss was nil.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of trends and significant changes in or results of operations and the financial condition of Epsilon Energy Ltd. and its subsidiaries for the periods presented. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto presented in this report, including the unaudited condensed consolidated financial statements as of March 31, 2024 and 2023 and for the nine months then ended together with accompanying notes, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Actual results and the timing of events may differ materially from those contained in these forward- looking statements due to a number of factors. See “Part II. Item 1A. Risk Factors” and “Forward-Looking Statements.”

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

At March 31, 2024 we held leasehold rights to 16,442 net acres. We have natural gas production from our non-operated wells in Pennsylvania, and oil, natural gas liquids, and natural gas production from our non-operated wells in Texas, New Mexico, and Oklahoma.

At December 31, 2023 our total estimated net proved reserves were 65,916 MMcf of natural gas, 383,174 Bbls of NGLs, and 341,286 Bbls of oil and condensate, excluding the impact of the February 2024 acquisition in the Permian Basin.

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

Historically, our investments have been focused in our position in the prolific Marcellus unconventional reservoir in Pennsylvania (“PA”). Our PA assets are supported by our 35% ownership in the Auburn GGS and we have a substantial remaining drillable location inventory within our existing leaseholds.

More recently, our investments have been focused in Ector County, Texas in the Permian Basin.

On May 9, 2023, Epsilon acquired a 10% interest in two wellbores located in Eddy County, New Mexico from a private operator. The wells are currently on production. Total capital expenditure (net to Epsilon) was $2.2 million.

On May 16, 2023, Epsilon acquired a 25% working interest in 1,297 gross acres on the Central Basin Platform in Ector County, Texas from a private operator. The Company participated in the drilling and completion of 2 gross wells, both 10,000’ laterals, in the second and third quarter of 2023. The wells were put on production in October 2023. Total capital expenditures (net to Epsilon) to date are $9.6 million, including leasehold.

On June 20, 2023, Epsilon acquired a 25% working interest in 11,067 gross acres on the Central Basin Platform in Ector County, Texas from a private operator. Total capital expenditures (net to Epsilon) to date are $6.2 million.

On February 27, 2024, Epsilon acquired a 25% working interest in three producing wells and 3,246 gross undeveloped acres on the Central Basin Platform in Ector County, Texas from a private operator. The assets are immediately offset to the assets acquired in June 2023. The Company is currently participating in the drilling and completion of 1 gross well (a 13,200’ lateral) on the position.

We continue to evaluate new opportunities in numerous onshore North American natural gas and oil basins.

Three months ended March 31, 2024 Highlights

Operational Highlights

Marcellus Shale – Pennsylvania

● During the three months ended March 31, 2024, Epsilon's realized natural gas price was $1.77 per Mcf, a 31% decrease over the three months ended March 31, 2023.

● During the three months ended March 31, 2024, Epsilon’s net revenue interest natural gas production was 1.6 Bcf compared to 2.5 Bcf during the same period in 2023, a 32% decrease.

●	Gathered and delivered 14.0 Bcf gross (4.9 net to Epsilon's interest) during the three months ended March 31, 2024, or 156 MMcf/d through the Auburn Gas Gathering System.
●	At March 31, 2024, the Company had seven gross (.7 net) wells waiting to be turned in line.

Permian Basin – Texas and New Mexico

● During the three ended March 31, 2024, Epsilon's realized price for all Permian Basin production was $53.28 per Boe.

●	Total net revenue interest production for the three months ended March 31, 2024, which included oil, natural gas liquids, and natural gas, was 52.3 Mboe.

● At March 31, 2024, the Company had 1 gross (.25 net) well drilled awaiting completion in Texas.

Anadarko, NW Stack Trend – Oklahoma

● During the three months ended March 31, 2024, Epsilon's realized price for all Oklahoma production was $4.52 per Mcfe, a 30% decline from the three months ended March 31, 2023.

● Total net revenue interest production for the three months ended March 31, 2024 included natural gas, oil and other liquids and was 0.11 Bcfe, a 36% decrease from the same period in 2023.

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

The table below sets forth a reconciliation of net income to Adjusted EBITDA for the three months ended March 31, 2024 and 2023, which is the most directly comparable measure of financial performance calculated under U.S. GAAP and should be reviewed carefully.

	Three months ended March 31,
	2024	2023
Net income	$1,506,896	$3,529,827
Add Back:
Interest (income) expense, net	(257,512)	(462,325)
Income tax expense	54,050	1,326,922
Depreciation, depletion, amortization, and accretion	2,380,426	1,773,006
Stock based compensation expense	321,569	179,748
Gain (loss) on sale of assets	—	—
Loss (gain) on derivative contracts net of cash received or paid on settlement	589,011	(705,360)
Foreign currency translation loss	570	(983)
Adjusted EBITDA	$4,595,010	$5,640,835

Results of Operations

Net Operating Revenues

For the three months ended March 31, 2024 revenues decreased $1.4 million, or 15%, to $8.0 million from $9.4 million during the same period of 2023.

Revenue and volume statistics for the three ended March 31, 2024 and 2023 were as follows:

	Three months ended
	March 31,
	2024	2023
Revenues
Pennsylvania
Natural gas revenue	$2,758,108	$5,852,725
Volume (MMcf)	1,557	2,286
Avg. Price ($/Mcf)	$1.77	$2.56
Gathering system revenue (net of elimination)	$1,935,698	$2,386,695
Total PA Revenues	$4,693,806	$8,239,420
Permian Basin
Natural gas revenue	$41,578	$—
Volume (MMcf)	43	—
Avg. Price ($/Mcf)	$0.96	$—
Natural gas liquids revenue	$259,914	$—
Volume (MBOE)	11.4	—
Avg. Price ($/Bbl)	$22.71	$—
Oil and condensate revenue	$2,486,513	$—
Volume (MBbl)	33.7	—
Avg. Price ($/Bbl)	$73.87	$—
Total Permian Basin Revenues	$2,788,005	$—
Oklahoma
Natural gas revenue	$163,293	$403,453
Volume (MMcf)	66	96
Avg. Price ($/Mcf)	$2.47	$4.20
Natural gas liquids revenue	$113,070	$196,295
Volume (MBOE)	4.7	6.1
Avg. Price ($/Bbl)	$24.26	$32.29
Oil and condensate revenue	$228,569	$517,108
Volume (MBbl)	3.0	6.8
Avg. Price ($/Bbl)	$77.04	$76.15
Total OK Revenues	$504,932	$1,116,856
Total Revenues	$7,986,743	$9,356,276

Upstream natural gas revenue for the three months ended March 31, 2024 decreased by $3.3 million, or 53%, over the same period in 2023. A decrease of $1.4 million was due to lower natural gas prices and a decrease of $1.9 million was due to lower sales volumes as a result of natural decline in the wells and operator elected well shut-ins due to poor natural gas pricing in Pennsylvania.

Upstream natural gas liquids revenue for the three months ended March 31, 2024 increased by $0.2 million, or 90% over the same period in 2023.  An increase of $0.3 million was due to additional sales volumes from the Permian Basin and a decrease of $0.1 million was due to lower sales volumes.

Upstream oil and condensate revenue for the three months ended March 31, 2024 increased by $2.2 million, or 425% over the same period in 2023.  An increase of $2.3 million was due to additional sales volumes from the Permian Basin offset by a decrease of $0.1 million due to lower prices.

Gathering system revenue decreased $0.5 million, or 19%, for the three months ended March 31, 2024 over the same period in 2023. This was primarily the result of lower anchor shipper volumes due to well decline and operator elected will shut-ins offset partially by a 17% increase in the Auburn gathering rate. Revenues derived from transporting and compressing our production, which have been eliminated from gathering system revenues amounted to $0.3 million and $0.4 million, respectively, for the three months ended March 31, 2024 and 2023.

Operating Costs

The following table presents total cost and cost per unit of production (Mcfe), including ad valorem, severance, and production taxes for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Lease operating costs (net of elimination)	$1,768,462	$1,404,279
Gathering system operating costs	552,570	651,341
	$2,321,032	$2,055,620

Upstream operating costs—Total $/Mcfe	0.89	0.57
Gathering system operating costs $/Mcf	0.16	0.18

Operating costs include the effects of elimination entries to remove the gathering fees paid to Epsilon’s ownership in the gathering system.

Upstream operating costs consist of lease operating expenses necessary to extract natural gas and oil, including gathering and treating the natural gas and oil to ready it for sale. For the three months ended March 31, 2024 these costs increased by $0.4 million, or 26%, over the same period in 2023. The increase is primarily due to the additional wells in the Permian Basin.

Gathering system operating costs consist primarily of rental payments for the natural gas fueled compression units and overhead fees due to the system’s operator. For the three months ended March 31, 2024, gathering system operating costs decreased by $0.1 million, or 15% from the same period in 2023. This decrease is primarily due to lower anchor shipper volumes gathered through the system.

Depletion, Depreciation, Amortization and Accretion (“DD&A”)

	Three months ended March 31,
	2024	2023
Depletion, depreciation, amortization and accretion	$2,380,426	$1,773,006

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

DD&A expense for the three months ended March 31, 2024 increased by $0.6 million, or 34% from the same period in 2023 as a result of the additional producing wells in the Permian Basin.

General and Administrative (“G&A”)

	Three months ended March 31,
	2024	2023
General and administrative	$1,880,592	$2,203,521

G&A expenses consist of general corporate expenses such as compensation, legal, accounting and professional fees, consulting services, travel and other related corporate costs such as restricted stock units granted.

G&A expenses decreased by $0.3 million, or 15%, during the three months ended March 31, 2024 from 2023. This was primarily due to a $0.05 million decrease in compensation after management transition expenses in 2023, a decrease of $0.1 million in legal fees, a decrease of $0.1 million decrease in accounting, tax, and other consulting fees, and a decrease of $0.05 million in office expenses.

Interest Income

	Three months ended March 31,
	2024	2023
Interest income	$266,272	$490,762

Interest income for the three months ended March 31, 2024 and 2023 decreased by $0.2 million, or 46%, from the same period in 2023.  This is primarily due to a reduction in the amount of outstanding financial instruments in short term investments.

Interest Expense

	Three months ended March 31,
	2024	2023
Interest expense	$8,760	$28,437

Interest expense relates to the fees paid on the revolving credit facility.

Interest expense for the three months ended March 31, 2024 and 2023 decreased by $0.02 million, or 69%, as a result of a change in the fee structure under the new credit facility.

(Loss) Gain on Derivative Contracts

	Three months ended March 31,
	2024	2023
(Loss) gain on derivative contracts	$(100,726)	$1,068,660

For the three months ended March 31, 2024, Epsilon had NYMEX HH Natural Gas futures swaps, Tennessee Gas Pipeline Zone 4 basis swaps, and crude oil NYMEX WTI CMA swaps derivative contracts for the purpose of hedging a portion of its physical natural gas and oil sales revenue. For the three ended March 31, 2023, Epsilon had NYMEX HH Natural Gas Futures swaps and Tennessee Gas Pipeline Zone 4 basis swap derivative contracts for the purpose of hedging a portion of its physical natural gas sales revenue.

During the three months ended March 31, 2024 and 2023, we received net cash settlements of $488,285 and $363,300, respectively.

For the three months ended March 31, 2024, realized losses on derivative contracts increased by $1.2 million. This was primarily due to NYMEX WTI CMA future prices rising during the quarter resulting in a decrease in value of the crude oil swaps.

Capital Resources and Liquidity

Cash Flow

The primary source of cash for Epsilon during the three months ended March 31, 2024 and 2023 was funds generated from operations. The primary uses of cash for the three months ended March 31, 2024 and 2023 were the development of upstream properties, investment in U.S. Treasury Bills, the repurchase of shares of common stock, and the distribution of dividends.

At March 31, 2024, we had a working capital surplus of $12.9 million, a decrease of $20.3 million from the $33.2 million surplus at December 31, 2023. The Company anticipates its current cash balance, short term investments, available borrowings, and cash flows from operations to be sufficient to meet its cash requirements for at least the next twelve months.

Three months ended March 31, 2024 compared to 2023

During the three months ended March 31, 2024, $3.7 million was provided by the Company’s operating activities, compared to $7.6 million during the same period in 2023, representing a 51% decrease.

The Company used $11.8 million and $30.9 million of cash for investing activities during the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024, the Company had net investments of $18.5 million on leasehold and well costs in Pennsylvania and Texas offset by net proceeds of $6.7 million in U.S. Treasury Bills. During the three months ended March 31, 2023, the Company has investments of $30.1 million in U.S. Treasury Bills and $0.8 million in leasehold and well costs. This was spent primarily on leasehold and well costs in Pennsylvania.

The Company used $2.6 million and $2.8 million of cash for financing activities during the three months ended March 31, 2024 and 2023, respectively. This was spent primarily on dividend payments and the repurchase of shares of common stock.

Credit Agreement

The Company closed a senior secured reserve based revolving credit facility on June 28, 2023 with Frost Bank as issuing bank and sole lender. The current commitment and borrowing base is $35 million, supported by the Company’s upstream assets in Pennsylvania and subject to semi-annual redeterminations with a maturity date of the earlier of June 28, 2027 or the date that the commitments are terminated. Interest will be charged at the Daily Simple SOFR rate plus a margin of 3.25%. The facility is secured by the assets of the Company’s Epsilon Energy USA subsidiary (Borrower) and guaranteed by the Company and the other wholly owned subsidiaries. There are currently no borrowings under the facility.

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

Repurchase Transactions

On March 20, 2024, the Board of Directors authorized a new share repurchase program of up to 2,191,320 common shares, representing 10% of the outstanding common shares of Epsilon, for an aggregate purchase price of not more than US $12.0 million. The program is pursuant to a normal course issuer bid and will be conducted in accordance with Rule 10b-18 under the Exchange Act. The program commenced on March 27, 2024 and will end on March 26, 2025, unless the maximum amount of common shares is purchased before then or Epsilon provides earlier notice of termination.

During the three months ended March 31, 2024, no shares have been repurchased under the new program.

The previous share repurchase program commenced on March 27, 2023 and ended on March 26, 2024. During the year ended December 31, 2023, we repurchased 968,149 common shares at an average price of $5.08 per share (excluding commissions) under the previous plan.

During the three months ended March 31, 2024, we repurchased 248,700 shares at a price of $4.82 per share (excluding commissions) under the previous plan.

Derivative Transactions

The Company has entered into hedging arrangements to reduce the impact of commodity price volatility on operations. By reducing the price volatility from a portion of natural gas and crude oil production, the potential effects of changing prices on operating cash flows have been partially mitigated, but not eliminated. While mitigating the negative effects of falling commodity prices, these derivative contracts also limit the benefits we might otherwise receive from increases in commodity prices.

At March 31, 2024, Epsilon’s outstanding natural gas and crude oil commodity contracts consisted of the following:

		Weighted Average
	Volume	Price ($/MMbtu)	Fair Value of Asset
Derivative Type	(MMbtu)	Swaps	March 31, 2024
2024
NYMEX Henry Hub swap	1,837,500	$3.23	$1,369,078
Tennessee Z4 basis swap	1,685,000	$(1.14)	$(521,306)
	3,522,500		$847,772

			Fair Value
	Volume	Weighted Average	March 31,
Derivative Type	(Bbl)	Price ($/Bbl)	2024
2024
Crude Oil NYMEX WTI CMA	51,771	$74.34	$(316,219)
2025
Crude Oil NYMEX WTI CMA	13,162	$74.34	$(20,308)
	64,933		$(336,527)

Contractual Obligations

The Company enters into commitments for capital expenditures in advance of the expenditures being made. As of March 31, 2024, the Company has $3.6 million in outstanding short term commitments for capital expenditures and has long term commitments of $14.8 million for asset retirement obligations.

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

At March 31, 2024 and 2023, the outstanding principal balance under the credit agreement was nil.

Derivative Contracts

The Company’s financial results and condition depend on the prices received for production. Natural gas, natural gas liquids, and crude oil prices have fluctuated widely and are determined by economic and political factors. Supply and demand factors, including weather, general economic conditions, the ability to transport to other regions, as well as conditions in other regions, impact prices. Epsilon has established a hedging strategy and may manage the risk associated with changes in commodity prices by entering into various derivative financial instrument agreements and physical contracts. Although these commodity price risk management activities could expose Epsilon to losses or gains, entering into these contracts helps to stabilize cash flows and support the Company’s capital spending program.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures were effective as of March 31, 2024 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by Epsilon Energy Ltd.

The following table contains information about our acquisition of equity securities during the three months ended March 31, 2024.

			Maximum number
			of shares
	Total number	Average price	remaining to be
	of shares	paid per	purchased under
	purchased	share	the program
Beginning of normal-course issuer bid, March 27, 2023 (1)			1,324,495
January 2024	248,700	$4.82
Total as of March 31, 2024	248,700	$4.82	1,075,795
(1)	Epsilon repurchased these shares under its 2023-2024 share repurchase program that commenced on March 27, 2023 and terminated on March 26, 2024.

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

Epsilon Energy Ltd.
(Registrant)

Date: May 8, 2024	By:	/s/ J. Andrew Williamson
J. Andrew Williamson
Chief Financial Officer