Form 10-Q
period 2024-06-30
Epsilon Energy Ltd.
filed 2024-08-13
CIK 1726126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Yes ☐ No ⌧

As of August 13, 2024, there were 21,963,019 Common Shares outstanding.

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

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$8,581,484	$13,403,628
Accounts receivable	4,944,664	6,015,448
Short term investments	—	18,775,106
Fair value of derivatives	403,992	1,219,025
Prepaid income taxes	632,531	952,301
Other current assets	414,736	763,288
Total current assets	14,977,407	41,128,796
Non-current assets
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	185,238,373	160,263,511
Unproved properties	28,498,028	25,504,873
Accumulated depletion, depreciation, amortization and impairment	(117,604,188)	(113,708,210)
Total oil and gas properties, net	96,132,213	72,060,174
Gathering system	42,854,372	42,738,273
Accumulated depletion, depreciation, amortization and impairment	(35,957,863)	(35,539,996)
Total gathering system, net	6,896,509	7,198,277
Land	637,764	637,764
Buildings and other property and equipment, net	281,444	291,807
Total property and equipment, net	103,947,930	80,188,022
Other assets:
Operating lease right-of-use assets, long term	392,792	441,987
Restricted cash	900,000	470,000
Prepaid drilling costs	926,827	1,813,808
Total non-current assets	106,167,549	82,913,817
Total assets	$121,144,956	$124,042,613

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable trade	$2,386,055	$3,236,871
Gathering fees payable	971,599	1,136,237
Royalties payable	1,196,239	1,422,898
Accrued capital expenditures	108,216	696,761
Accrued compensation	416,037	636,295
Other accrued liabilities	614,231	561,537
Fair value of derivatives	259,896	118,770
Operating lease liabilities	103,846	86,473
Total current liabilities	6,056,119	7,895,842
Non-current liabilities
Asset retirement obligations	3,528,208	3,502,952
Deferred income taxes	11,499,207	11,553,943
Operating lease liabilities, long term	415,805	476,911
Total non-current liabilities	15,443,220	15,533,806
Total liabilities	21,499,339	23,429,648
Commitments and contingencies (Note 10)
Shareholders' equity
Preferred shares, no par value, unlimited shares authorized, none issued or outstanding	—	—
Common shares, no par value, unlimited shares authorized and 21,921,850 shares issued and outstanding at June 30, 2024 and 22,222,722 issued and 22,151,848 shares outstanding at December 31, 2023	116,708,531	118,272,565
Treasury shares, at cost, 0 at June 30, 2024 and 70,874 at December 31, 2023	—	(360,326)
Additional paid-in capital	11,509,649	10,874,491
Accumulated deficit	(38,365,835)	(37,946,042)
Accumulated other comprehensive income	9,793,272	9,772,277
Total shareholders' equity	99,645,617	100,612,965
Total liabilities and shareholders' equity	$121,144,956	$124,042,613

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenues from contracts with customers:
Gas, oil, NGL, and condensate revenue	$5,863,370	$4,298,072	$11,914,415	$11,267,653
Gas gathering and compression revenue	1,444,448	2,202,064	3,380,146	4,588,759
Total revenue	7,307,818	6,500,136	15,294,561	15,856,412

Operating costs and expenses:
Lease operating expenses	1,649,867	1,440,521	3,418,329	2,844,800
Gathering system operating expenses	649,967	570,934	1,202,537	1,222,275
Depletion, depreciation, amortization, and accretion	2,048,403	1,615,728	4,428,829	3,388,734
Loss (gain) on sale of oil and gas properties	—	1,449,871	—	1,449,871
General and administrative expenses:
Stock based compensation expense	313,589	179,748	635,158	359,496
Other general and administrative expenses	1,478,215	1,596,626	3,037,238	3,620,399
Total operating costs and expenses	6,140,041	6,853,428	12,722,091	12,885,575
Operating income (loss)	1,167,777	(353,292)	2,572,470	2,970,837

Other income (expense):
Interest income	108,943	433,201	375,215	923,963
Interest expense	(8,759)	(34,422)	(17,519)	(62,859)
(Loss) gain on derivative contracts	(94,891)	628,178	(195,617)	1,696,838
Other income, net	101,606	3,066	101,073	4,701
Other income, net	106,899	1,030,023	263,152	2,562,643

Net income before income tax expense	1,274,676	676,731	2,835,622	5,533,480
Income tax expense	459,016	246,142	513,066	1,573,064
NET INCOME	$815,660	$430,589	$2,322,556	$3,960,416
Currency translation adjustments	22,229	1,129	22,593	(1,471)
Unrealized gain (loss) on securities	3,011	(47,006)	(1,598)	(47,006)
NET COMPREHENSIVE INCOME	$840,900	$384,712	$2,343,551	$3,911,939

Net income per share, basic	$0.04	$0.02	$0.11	$0.17
Net income per share, diluted	$0.04	$0.02	$0.11	$0.17
Weighted average number of shares outstanding, basic	21,921,752	22,749,322	21,957,980	22,869,440
Weighted average number of shares outstanding, diluted	22,029,475	22,783,987	21,987,142	22,904,922

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

						Accumulated
						Other		Total
	Common Shares Issued		Treasury Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	paid-in Capital	Income	Deficit	Equity
Balance at January 1, 2024	22,222,722	$118,272,565	(70,874)	$(360,326)	$10,874,491	$9,772,277	$(37,946,042)	$100,612,965
Net income	—	—	—	—	—	—	1,506,896	1,506,896
Dividends paid	—	—	—	—	—	—	(1,370,409)	(1,370,409)
Stock-based compensation expense	—	—	—	—	321,569	—	—	321,569
Buyback of common shares	—	—	(248,700)	(1,203,708)	—	—	—	(1,203,708)
Retirement of treasury shares	(319,574)	(1,564,034)	319,574	1,564,034	—	—	—	—
Vesting of shares of restricted stock	10,054	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(4,245)	—	(4,245)
Balance at March 31, 2024	21,913,202	$116,708,531	—	$—	$11,196,060	$9,768,032	$(37,809,555)	$99,863,068
Net income	—	—	—	—	—	—	815,660	815,660
Dividends paid	—	—	—	—	—	—	(1,371,940)	(1,371,940)
Stock-based compensation expense	—	—	—	—	313,589	—	—	313,589
Vesting of shares of restricted stock	8,648	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	25,240	—	25,240
Balance at June 30, 2024	21,921,850	$116,708,531	—	$—	11,509,649	$9,793,272	$(38,365,835)	$99,645,617

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

						Accumulated
						Other		Total
	Common Shares Issued		Treasury Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	paid-in Capital	Income	Deficit	Equity
Balance at January 1, 2023	23,117,144	$123,904,965	—	$—	$9,856,229	$9,774,551	$(39,290,540)	$104,245,205
Net income	—	—	—	—	—	—	3,529,827	3,529,827
Dividends paid	—	—	—	—	—	—	(1,412,455)	(1,412,455)
Stock-based compensation expense	—	—	—	—	179,748	—	—	179,748
Buyback of common shares	—	—	(237,920)	(1,367,425)	—	—	—	(1,367,425)
Retirement of treasury shares	(190,700)	(1,115,306)	190,700	1,115,306	—	—	—	—
Other comprehensive income	—	—	—	—	—	(2,600)	—	(2,600)
Balance at March 31, 2023	22,926,444	$122,789,659	(47,220)	$(252,119)	$10,035,977	$9,771,951	$(37,173,168)	$105,172,300
Net income	—	—	—	—	—	—	430,589	430,589
Dividends paid	—	—	—	—	—	—	(1,416,147)	(1,416,147)
Stock-based compensation expense	—	—	—	—	179,748	—	—	179,748
Buyback of common shares	—	—	(325,055)	(1,687,350)	—	—	—	(1,687,350)
Retirement of treasury shares	(277,154)	(1,441,655)	277,154	1,441,655	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(45,877)	—	(45,877)
Balance at June 30, 2023	22,649,290	$121,348,004	(95,121)	$(497,814)	$10,215,725	$9,726,074	$(38,158,726)	$102,633,263

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$2,322,556	$3,960,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	4,428,829	3,388,734
Accretion of discount on available for sale securities	(297,637)	(343,328)
Gain on available for sale securities	—	(47,659)
Loss on sale of oil and gas properties	—	1,449,871
Loss (gain) on derivative contracts	195,617	(1,696,838)
Settlement received on derivative contracts	760,542	1,632,858
Settlement of asset retirement obligation	(87,284)	—
Stock-based compensation expense	635,158	359,496
Deferred income tax (benefit) expense	(54,736)	230,327
Changes in assets and liabilities:
Accounts receivable	1,070,784	2,846,310
Prepaid income taxes	319,770	—
Other assets and liabilities	354,014	425,789
Accounts payable, royalties payable and other accrued liabilities	(572,099)	(1,910,674)
Income taxes payable	—	(93,575)
Net cash provided by operating activities	9,075,514	10,201,727
Cash flows from investing activities:
Additions to unproved oil and gas properties	(2,993,155)	(7,821,248)
Additions to proved oil and gas properties	(26,425,017)	(5,653,284)
Additions to gathering system properties	(70,236)	(30,264)
Additions to land, buildings and property and equipment	(13,912)	(47,933)
Purchases of short term investments - held to maturity	—	(32,812,974)
Purchases of short term investments - available for sale	(4,045,785)	—
Proceeds from sales and maturities of short term investments	23,116,930	6,352,473
Proceeds from sale of oil and gas properties	—	12,498
Prepaid drilling costs	886,981	—
Net cash used in investing activities	(9,544,194)	(40,000,732)
Cash flows from financing activities:
Buyback of common shares	(1,203,708)	(3,054,775)
Dividends paid	(2,742,349)	(2,828,602)
Debt issuance costs	—	(140,000)
Net cash used in financing activities	(3,946,057)	(6,023,377)
Effect of currency rates on cash, cash equivalents, and restricted cash	22,593	(1,471)
Decrease in cash, cash equivalents, and restricted cash	(4,392,144)	(35,823,853)
Cash, cash equivalents, and restricted cash, beginning of period	13,873,628	45,806,947
Cash, cash equivalents, and restricted cash, end of period	$9,481,484	$9,983,094

Supplemental cash flow disclosures:
Income taxes paid	$131,392	$1,432,000
Interest paid	$—	$80,075

Non-cash investing activities:
Change in proved properties accrued in accounts payable and accrued liabilities	$(1,471,985)	$72,999
Change in gathering system accrued in accounts payable and accrued liabilities	$45,862	$4,240
Asset retirement obligation asset additions and adjustments	$21,831	$4,640

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU required disclosure of incremental segment information, primarily through enhanced disclosures about significant segment expenses and amounts for each reportable segment on an annual and interim basis. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods with fiscal years beginning after December 15, 2024. The Company is currently assessing the potential effects of this standard.

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

In March 2024, the FASB issued ASU No. 2024-01, Compensation – Stock Compensation (Topic 718): Scope Applications of Profits Interest and Similar Awards (“ASU 2024-01”). The amendments in ASU 2024-01 improves its overall clarity and operability without changing the guidance and adding illustrative examples to determine whether profits interest award should be accounted for in accordance with Topic 718. The Company does not anticipate that these updates, once adopted, will have a material effect.

In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements – Amendments to Remove References to the Concept Statements (“ASU 2024-02”). The amendments in ASU 2024-02 removes references to various FASB Concept Statements in the Accounting Standard Codifications to draw a distinction between authoritative and non-authoritative literature. The Company does not anticipate that these updates, once adopted, will have a material effect.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts in the Consolidated Statements of Cash Flows as of June 30, 2024 and December, 31 2023:

	June 30,	December 31,
	2024	2023
Cash and cash equivalents	$8,581,484	$13,403,628
Restricted cash included in other assets	900,000	470,000
Cash, cash equivalents, and restricted cash in the statement of cash flows	$9,481,484	$13,873,628

During the six months ended June 30, 2024, the Company was in the process of transitioning financial institutions for its Letters of Credit (“LOCs”) tied to various bonds associated with Pennsylvania and New York operatorship. The transition caused a temporary increase in restricted cash until the new LOCs are deemed effective and until the previous LOCs can be canceled.

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

The following table summarizes the available-for-sale short term investments as of June 30, 2024 and December 31, 2023.

	June 30, 2024			December 31, 2023
	Amortized	Unrealized	Fair	Amortized	Unrealized	Fair
	Cost	Losses	Value	Cost	Gains	Value
U.S. Treasury Bills	$—	$—	$—	$18,773,508	$1,598	$18,775,106

During the six months ended June 30, 2024, the Company sold securities with a carrying amount of $14,989,595 for total proceeds of $15,336,930. The realized gains on these sales were $347,335. An additional $7,780,000 of securities reached maturity with total realized gains of $234,248. The realized gains are included in other income in the consolidated Statements of Operations and Comprehensive Income. During the three months ended June 30, 2024, the Company sold securities with a carrying amount of $7,986,472 for total proceeds of $8,177,645. The realized gains on these sales were $191,173. An additional $4,145,000 of securities reached maturity with total realized gains of $99,215. The realized gains are included in other income in the consolidated Statements of Operations and Comprehensive Income.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

5.  Property and Equipment

The following table summarizes the Company’s property and equipment as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	$185,238,373	$160,263,511
Unproved properties	28,498,028	25,504,873
Accumulated depletion, depreciation, amortization and impairment	(117,604,188)	(113,708,210)
Total oil and gas properties, net	96,132,213	72,060,174
Gathering system	42,854,372	42,738,273
Accumulated depletion, depreciation, amortization and impairment	(35,957,863)	(35,539,996)
Total gathering system, net	6,896,509	7,198,277
Land	637,764	637,764
Buildings and other property and equipment, net	281,444	291,807
Total property and equipment, net	$103,947,930	$80,188,022

Asset Acquisitions

During the six months ended June 30, 2024, Epsilon acquired assets that included the following:

●	a 25% working interest in three producing wells for $12.1 million.
●	a 50% working interest in 14,243 gross undeveloped acres and a 25% working interest in an additional 3,620 gross undeveloped acres for $3.8 million.

Management determined that substantially all the fair value of the assets acquired was concentrated in a group of similar identifiable assets. Based on this determination, the acquisition was accounted for as an asset acquisition.

During the six months ended June 30, 2023, Epsilon acquired assets that included the following:

●	a 10% interest in two wellbores for $2.1 million.
●	a 25% working interest in 12,364 gross acres, including the drilling and completion of one well, for $11.6 million

Property Impairment

We perform a quantitative impairment test whenever events or changes in circumstances indicate that an asset group's carrying amount may not be recoverable, over proved properties using the published NYMEX forward prices, basis differentials, timing, methods and other assumptions consistent with historical periods. When indicators of impairment are present, GAAP requires that the Company first compare expected future undiscounted cash flows by asset group to their respective carrying values. If the carrying amount exceeds the estimated undiscounted future cash flows, a reduction of the carrying amount of the properties to their estimated fair values is required. Additionally, if an exploratory well is determined not to have found proved reserves, the costs incurred, net of any salvage value, should be charged to expense.

During the three and six months ended June 30, 2024 and 2023, no impairment was recorded.

6. Revolving Line of Credit

The Company closed a senior secured reserve based revolving credit facility on June 28, 2023, with Frost Bank as issuing bank and sole lender. The current commitment and borrowing base is $45 million (redetermined on June 25, 2024), supported by the Company’s upstream assets and subject to semi-annual redeterminations with a maturity date of

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

the earlier of June 28, 2027 or the date that the commitments are terminated. Interest will be charged at the Daily Simple SOFR rate plus a margin of 3.25%. The facility is secured by the assets of the Company’s Epsilon Energy USA subsidiary (Borrower) and guaranteed by the Company and the other wholly owned subsidiaries. There are currently no borrowings under the facility.

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

We were in compliance with the financial covenants of the agreement as of June 30, 2024.

	Balance at	Balance at
	June 30,	December 31,	Current
	2024	2023	Borrowing Base	Interest Rate
Revolving line of credit	$—	$—	$45,000,000	SOFR + 3.25%

7. Shareholders’ Equity

(a)Authorized shares

The Company is authorized to issue an unlimited number of Common Shares with no par value and an unlimited number of Preferred Shares with no par value.

(b)Purchases of Equity Shares

Normal Course Issuer Bid

On March 20, 2024, the Board of Directors authorized a new share repurchase program of up to 2,191,320 common shares, representing 10% of the outstanding common shares of the Company at such time, for an aggregate purchase price of not more than US $12.0 million. The program is pursuant to a normal course issuer bid and will be conducted in accordance with Rule 10b-18 under the Exchange Act. The program commenced on March 27, 2024 and will end on March 26, 2025, unless the maximum amount of common shares is purchased before then or Epsilon provides earlier notice of termination.

During the six months ended June 30, 2024, no shares have been repurchased under the new program.

The previous share repurchase program commenced on March 27, 2023 and ended on March 26, 2024. During the year ended December 31, 2023, we repurchased 968,149 common shares at an average price of $5.08 per share (excluding commissions) under the previous plan.

During the six months ended June 30, 2024, we repurchased and retired 248,700 shares at a price of $4.82 per share (excluding commissions) under the previous plan.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table contains activity relating to our acquisition of equity securities during the six months ended June 30, 2024:

			Maximum number
			of shares
	Total number	Average price	remaining to be
	of shares	paid per	purchased under
	purchased	share	the program
Beginning of normal-course issuer bid, March 27, 2023 (1)			1,324,495
January 2024	248,700	$4.82
Total as of March 26, 2024	248,700	$4.82	1,075,795

Beginning of normal-course issuer bid, March 27, 2024 (2)			2,191,320

(1)	Epsilon repurchased these shares under its 2023-2024 share repurchase program that commenced on March 27, 2023 and terminated on March 26, 2024, as described above.
(2)	Epsilon has not repurchased any shares under its 2024-2025 share repurchase program that commenced on March 27, 2024 and terminates on March 26, 2025.

(c)Equity Incentive Plan

Epsilon’s board of directors (the “Board”) adopted the 2020 Equity Incentive Plan (the “2020 Plan”) on July 22, 2020, and Epsilon’s shareholders approved the 2020 Plan at Epsilon’s 2020 Annual General and Special Meeting of Shareholders, which occurred on September 1, 2020 (the “Meeting”).

The 2020 Plan provides for incentive compensation in the form of stock options, stock appreciation rights, restricted stock and stock units, performance shares and units, other stock-based awards and cash-based awards. Under the 2020 Plan, Epsilon will be authorized to issue up to 2,000,000 Common Shares.

Restricted Stock Awards

For the six months ended June 30, 2024, 63,980 restricted stock units with a weighted average price at the grant date of $5.08 were awarded to the Company’s board of directors. For the year ended December 31, 2023, 358,546 restricted stock units with a weighted average price at the grant date of $5.42 were awarded to the Company’s management, employees, and board of directors. These units vest over a three-year period, with an equal number of common shares being issued per period on the anniversary of the award resolution. The vesting of the units (and corresponding issuance of shares) is contingent on the individuals’ continued employment or service. The Company determined the fair value of the granted restricted stock units based on the market price of the common shares of the Company on the date of grant.

The following table summarizes restricted stock unit activity for the six months ended June 30, 2024, and the year ended December 31, 2023:

	Six months ended		Year ended
	June 30, 2024		December 31, 2023
	Number of	Weighted	Number of	Weighted
	Restricted	Average	Restricted	Average
	Shares	Remaining Life	Shares	Remaining Life
	Outstanding	(years)	Outstanding	(years)
Balance non-vested Restricted Stock at beginning of period	491,536	1.74	298,210	1.74
Granted	63,980	1.50	358,546	1.90
Vested	(18,702)	—	(165,220)	—
Balance non-vested Restricted Stock at end of period	536,814	1.29	491,536	1.74

Stock compensation expense for the granted restricted stock units is recognized over the vesting period. Stock compensation expense recognized during the three and six months ended June 30, 2024 was $313,589 and $635,158, respectively (for the three and six months ended June 30, 2023 was $165,064 and $330,128, respectively).

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

At June 30, 2024, the Company had unrecognized stock-based compensation related to the restricted stock units of $2,341,719 to be recognized over a weighted average period of 1.23 years (at December 31, 2023: $2,651,858 over 1.42 years).

Performance Share Unit Awards (“PSU”)

For the three and six months ended June 30, 2024, there were no outstanding PSUs. For the year ended December 31, 2023, a total of 15,833 common shares vested and were issued.

The following table summarizes PSUs for the six months ended June 30, 2024 and the year ended December 31, 2023:

	Six months ended		Year ended
	June 30, 2024		December 31, 2023
	Number of	Weighted	Number of	Weighted
	Performance	Average	Performance	Average
	Shares	Remaining Life	Shares	Remaining Life
	Outstanding	(years)	Outstanding	(years)
Balance non-vested PSUs at beginning of period	—	—	15,833	1.00
Vested	—	—	(15,833)	—
Balance non-vested PSUs at end of period	—	—	—	—

Stock compensation expense for the granted PSUs is recognized over the vesting period. Stock compensation expense recognized during the six months ended June 30, 2024 related to PSUs was $0 (for the three and six months ended June 30, 2023 related to PSUs was $14,684 and $29,368, respectively).

At June 30, 2024 and December 31, 2023, the Company had no unrecognized stock-based compensation related to PSUs.

Stock Options

As of June 30, 2024, the Company had no outstanding stock options. During the six months ended June 30, 2024 and the year ended December 31, 2023, the Company awarded no stock options.

The following table summarizes stock option activity for the six months ended June 30, 2024 and the year ended December 31, 2023:

	Six months ended		Year ended
	June 30, 2024		December 31, 2023
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
Exercise price in US$	Outstanding	Price	Outstanding	Price (1)
Balance at beginning of period	57,500	$5.03	70,000	$5.03
Exercised	—	$—	(12,500)	$5.03
Expired	(57,500)	$—	—	$—
Balance at period-end	—	$—	57,500	$5.03

Exercisable at period-end	—	$—	57,500	$5.03

At June 30, 2024, the Company had unrecognized stock-based compensation, related to these options, of nil (at December 31, 2023: nil). The aggregate intrinsic value at June 30, 2024 was nil (at December 31, 2023: $5,500).

(d) Dividends

On March 1, 2024 and May 30, 2024, the Board declared quarterly a dividend of $0.0625 per common share (annualized $0.25 per common share) totaling in aggregate an amount of approximately $2.7 million that has been paid for the six months ended June 30, 2024.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

8. Revenue Recognition

Revenues are comprised of sales of natural gas, oil and NGLs, along with the revenue generated from the Company’s ownership interest in the gas gathering system in the Auburn field in Northeastern Pennsylvania.

Overall, product sales revenue generally is recorded in the month when contractual delivery obligations are satisfied, which occurs when control is transferred to the Company’s customers at delivery points based on contractual terms and conditions. In addition, gathering and compression revenue generally is recorded in the month when contractual service obligations are satisfied, which occurs as control of those services is transferred to the Company’s customers. Gathering System revenues derived from Epsilon’s production, which have been eliminated from total gathering system revenues (“elimination entry”), amounted to $0.3 million and $0.6 million, respectively, for the three and six months ended June 30, 2024 ($0.4 million and $0.7 million, respectively, for the three and six months ended June 30, 2023).

The following table details revenue for the three and six months ended June 30, 2024 and 2023.

	Three months ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating revenue
Natural gas	$1,961,230	$3,006,695	$4,924,209	$9,262,873
Natural gas liquids	388,423	244,988	761,407	441,283
Oil and condensate	3,513,717	1,046,389	6,228,799	1,563,497
Gathering and compression fees (1)	1,444,448	2,202,064	3,380,146	4,588,759
Total operating revenue	$7,307,818	$6,500,136	$15,294,561	$15,856,412
(1)	Net of the elimination entry

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

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Allowance for Credit Losses

The Company records an allowance for credit losses on a case-by-case basis once there is evidence that collection is not probable. For the three and six months ended June 30, 2024, there were no accounts for which collection was not probable.

The following table details accounts receivable as of June 30, 2024, December 31, 2023, and December 31, 2022.

	June 30,	December 31,	December 31,
	2024	2023	2022
Accounts receivable
Natural gas and oil sales	$3,696,916	$4,327,886	$5,696,419
Joint interest billing	14,349	17,476	20,454
Gathering and compression fees	1,093,822	1,543,239	1,483,956
Commodity contract	139,577	72,075	—
Interest	—	54,772	557
Total accounts receivable	$4,944,664	$6,015,448	$7,201,386

9. Income Taxes

Income tax provisions for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Current:
Foreign	$73,298	$—	$139,566	$—
Federal	327,744	86,279	327,744	1,046,787
State	89,717	(82,572)	100,492	295,950
Total current income tax expense	490,759	3,707	567,802	1,342,737
Deferred:
Federal	(23,214)	395,326	354,385	378,048
State	(8,529)	(152,891)	(409,121)	(147,721)
Total deferred tax expense	(31,743)	242,435	(54,736)	230,327
Income tax expense	$459,016	$246,142	$513,066	$1,573,064

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

Our effective tax rate will typically differ from the statutory federal rate primarily as a result of state income taxes and the valuation allowance against the Canadian net operating loss. The effective tax rate for the six months ended June 30, 2024 was higher than the statutory federal rate as a result of state income taxes partially offset by the valuation allowance against the Canadian net operating loss.

10. Commitments and Contingencies

The Company enters into commitments for capital expenditures in advance of the expenditures being made. As of June 30, 2024, the Company had commitments of $1.9 million for capital expenditures.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

11. Leases

Under ASC 842, Leases, the Company recognized an operating lease related to its corporate office as of June 30, 2024 summarized in the following table:

	June 30,	December 31,
	2024	2023
Asset
Operating lease right-of-use assets, long term	$392,792	$441,987
Total operating lease right-of-use assets	$392,792	$441,987

Liabilities
Operating lease liabilities	$103,846	$86,473
Operating lease liabilities, long term	415,805	476,911
Total operating lease liabilities	$519,651	$563,384

Operating lease costs	$118,343	$144,490

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$119,914	$27,010
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$535,149
Weighted average remaining lease term (years) - operating lease	2.78	3.00
Weighted average discount rate (annualized) - operating lease	8.25%	8.25%

On March 1, 2023, the Company commenced a new office lease with a 70 month lease term and future lease payments estimated to be approximately $0.85 million. There are no other pending leases, and no lease arrangements in which the Company is the lessor. Lease expense for operating leases was $0.12 million and $0.14 million as of June 30, 2024 and December 31, 2023, respectively. This lease expense is presented in other general and administrative expenses in the consolidated statements of operations and comprehensive income.

Future minimum lease payments as of June 30, 2024 are as follows:

Operating Leases
2024	$67,375
2025	173,550
2026	177,021
2027	180,492
2028	183,963
Total minimum lease payments	782,401
Less: imputed interest	(262,750)
Present value of future minimum lease payments	519,651
Less: current obligations under leases	(103,846)
Long-term lease obligations	$415,805

12.    Net Income Per Share

Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed based upon the weighted-average number of common shares outstanding during the period plus the assumed issuance of common shares for all potentially dilutive securities.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The net income used in the calculation of basic and diluted net income per share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$815,660	$430,589	$2,322,556	$3,960,416

In calculating the net income per share, basic and diluted, the following weighted-average shares were used:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Basic weighted-average number of shares outstanding	21,921,752	22,749,322	21,957,980	22,869,440
Dilutive stock options	—	2,027	—	5,394
Unvested time-based restricted shares	107,723	23,892	29,162	22,338
Unvested performance-based restricted shares	—	8,746	—	7,750
Diluted weighted-average shares outstanding	22,029,475	22,783,987	21,987,142	22,904,922

The Company excluded the following shares from the diluted EPS because their inclusion would have been anti-dilutive.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Anti-dilutive options	—	67,973	—	64,606
Anti-dilutive unvested time-based restricted shares	492,463	274,318	512,389	275,872
Anti-dilutive unvested performance-based restricted shares	—	7,087	—	8,083
Total Anti-dilutive shares	492,463	349,378	512,389	348,561

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

The Company’s reportable segments are as follows:

a.	The Upstream segment activities include acquisition, development and production of oil, natural gas, and other liquid reserves on properties within North America;
b.	The Gas Gathering segment partners with two other companies to operate a natural gas gathering system; and
c.	The Corporate segment activities include corporate listing and governance functions of the Company.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Segment activity for the six months ended June 30, 2024 and 2023 is as follows:

	Upstream	Gas Gathering	Corporate	Elimination	Consolidated
As of and for the six months ended June 30, 2024
Operating revenue
Natural gas	$4,924,209	$—	$—	$—	$4,924,209
Natural gas liquids	761,407	—	—	—	761,407
Oil and condensate	6,228,799	—	—	—	6,228,799
Gathering and compression fees	—	3,972,053	—	(591,907)	3,380,146
Total operating revenue (1)	11,914,415	3,972,053	—	(591,907)	15,294,561

Operating costs
Operating costs	4,010,236	1,202,537	3,672,396	(591,907)	8,293,262
Depletion, depreciation, amortization and accretion	4,007,320	421,509	—	—	4,428,829
Operating income (loss)	3,896,859	2,348,007	(3,672,396)	—	2,572,470

Other income (expense)
Interest income	—	—	375,215	—	375,215
Interest expense	(17,519)	—	—	—	(17,519)
Gain on derivative contracts	(195,617)	—	—	—	(195,617)
Other income	101,643	—	(570)	—	101,073
Other (expense) income, net	(111,493)	—	374,645	—	263,152
Net income (loss) before income tax expense	$3,785,366	$2,348,007	$(3,297,751)	$—	$2,835,622

Segment assets
Current assets, net	$—	$—	$15,877,407	$—	$15,877,407
Proved properties	67,634,185	—	—	—	67,634,185
Unproved properties	28,498,028	—	—	—	28,498,028
Gathering system	—	6,896,509	—	—	6,896,509
Other property and equipment	1,846,035	—	—	—	1,846,035
Operating lease right-of-use asset	—	—	392,792	—	392,792
Total segment assets	$97,978,248	$6,896,509	$16,270,199	$—	$121,144,956

Capital expenditures (2)	$26,915,782	$116,098	$1,044,317	$—	$28,076,197

As of and for the six months ended June 30, 2023
Operating revenue
Natural gas	$9,262,873	$—	$—	$—	$9,262,873
Natural gas liquids	441,283	—	—	—	441,283
Oil and condensate	1,563,497	—	—	—	1,563,497
Gathering and compression fees	—	5,328,617	—	(739,858)	4,588,759
Total operating revenue (1)	11,267,653	5,328,617	—	(739,858)	15,856,412

Operating costs
Operating costs	5,034,529	1,222,305	3,979,865	(739,858)	9,496,841
Depletion, depreciation, amortization and accretion	2,859,358	529,376	—	—	3,388,734
Operating income (loss)	3,373,766	3,576,936	(3,979,865)	—	2,970,837

Other income (expense)
Interest income	—	—	923,963	—	923,963
Interest expense	(62,859)	—	—	—	(62,859)
Loss on derivative contracts	1,696,838	—	—	—	1,696,838
Other (expense) income	3,714	—	987	—	4,701
Other income, net	1,637,693	—	924,950	—	2,562,643
Net income (loss) before income tax expense	$5,011,459	$3,576,936	$(3,054,915)	$—	$5,533,480

Segment assets
Current assets, net	$—	$—	$44,053,398	$—	$44,053,398
Proved properties	42,017,615	—	—	—	42,017,615
Unproved properties	25,989,679	—	—	—	25,989,679
Gathering system	—	7,646,776	—	—	7,646,776
Other property and equipment	950,594	—	—	—	950,594
Operating lease right-of-use asset	—	—	495,842	—	495,842
Total segment assets	$68,957,888	7,646,776	44,549,240	—	121,153,904

Capital expenditures (2)	$13,595,464	34,504	—	—	13,629,968

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

(1)	Segment operating revenue represents revenues generated from the operations of the segment. Inter-segment sales during the six months ended June 30, 2024 and 2023 have been eliminated upon consolidation. For the six months ended June 30, 2024, Epsilon sold natural gas to 29 unique customers. The three customers over 10% comprised 14%, 11%, and 10% of total revenue. For the six months ended June 30, 2023, Epsilon sold natural gas to 30 unique customers. The two customers over 10% comprised 15% and 10% of total revenue.
(2)	Capital expenditures for the Upstream segment consist primarily of the acquisition of properties, and the drilling and completing of wells while Gas Gathering consists of expenditures relating to the expansion, completion, and maintenance of the gathering and compression facility.

Segment activity for the three months ended June 30, 2024 and 2023 is as follows:

	Upstream	Gas Gathering	Corporate	Elimination	Consolidated
For the three months ended June 30, 2024
Operating revenue
Natural gas	$1,961,230	$—	$—	$—	$1,961,230
Natural gas liquids	388,423	—	—	—	388,423
Oil and condensate	3,513,717	—	—	—	3,513,717
Gathering and compression fees	—	1,721,957	—	(277,509)	1,444,448
Total operating revenue (1)	5,863,370	1,721,957	—	(277,509)	7,307,818

Operating costs
Operating costs	1,927,376	649,967	1,791,804	(277,509)	4,091,638
Depletion, depreciation, amortization and accretion	1,877,611	170,792	—	—	2,048,403
Operating income (loss)	2,058,383	901,198	(1,791,804)	—	1,167,777

Other income (expense)
Interest income	—	—	108,943	—	108,943
Interest expense	(8,759)	—	—	—	(8,759)
Loss on derivative contracts	(94,891)	—	—	—	(94,891)
Other income	101,606	—	—	—	101,606
Other (expense) income, net	(2,044)	—	108,943	—	106,899
Net income (loss) before income tax expense	$2,056,339	$901,198	$(1,682,861)	$—	$1,274,676

Capital expenditures (2)	$3,654,972	$97,072	$1,036,271	$—	$4,788,315

For the three months ended June 30, 2023
Operating revenue
Natural gas	$3,006,695	$—	$—	$—	$3,006,695
Natural gas liquids	244,988	—	—	—	244,988
Oil and condensate	1,046,389	—	—	—	1,046,389
Gathering and compression fees	—	2,578,114	—	(376,050)	2,202,064
Total operating revenue (1)	4,298,072	2,578,114	—	(376,050)	6,500,136

Operating costs
Operating costs	3,266,442	570,934	1,776,374	(376,050)	5,237,700
Depletion, depreciation, amortization and accretion	1,365,603	250,125	—	—	1,615,728
Operating (loss) income	(333,973)	1,757,055	(1,776,374)	—	(353,292)

Other income (expense)
Interest income	—	—	433,201	—	433,201
Interest expense	(34,422)	—	—	—	(34,422)
Loss on derivative contracts	628,178	—	—	—	628,178
Other income	3,062	—	4	—	3,066
Other income, net	596,818	—	433,205	—	1,030,023
Net income (loss) before income tax expense	$262,845	$1,757,055	$(1,343,169)	$—	$676,731

Capital expenditures (2)	$12,450,319	$12,880	$—	$—	$12,463,199
(1)	Segment operating revenue represents revenues generated from the operations of the segment. Inter-segment sales during the three months ended June 30, 2024 and 2023 have been eliminated upon consolidation. For the three months ended June 30, 2024, Epsilon sold natural gas to 26 unique customers. The three customers over 10% comprised 20%, 15%, and 14% of total

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

revenue. For the three months ended June 30, 2023, Epsilon sold natural gas to 21 unique customers. The three customers over 10% comprised 25%, 14%, and 13% of total revenue.
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

The Company enters into certain commodity derivative instruments to mitigate commodity price risk associated with a portion of its future natural gas and oil production and related cash flows. The natural gas and oil revenues and cash flows are affected by changes in commodity product prices, which are volatile and cannot be accurately predicted. The objective for holding these commodity derivatives is to protect the operating revenues and cash flows related to a portion of the future natural gas and oil sales from the risk of significant declines in commodity prices, which helps ensure the Company’s ability to fund the capital budget.

Epsilon has historically elected not to designate any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for these financial commodity derivative contracts using the mark-to-market accounting method. Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as gain (loss) on derivative contracts on the condensed consolidated statements of operations and comprehensive income (loss). The related cash flow impact is reflected in cash flows from operating activities. During the three and six months ended June 30, 2024, Epsilon recognized losses on commodity derivative contracts of $94,891 and $195,617, respectively. This amount included cash received on settlements on these contracts of $272,257 and $760,542, respectively. For the three and six months ended June 30, 2023, Epsilon recognized gains on commodity derivative contracts of $628,178 and $1,696,838, respectively. This amount included cash received on settlements on these contracts of $1,269,558 and $1,632,858, respectively.

Commodity Derivative Contracts

At June 30, 2024, the Company had outstanding natural gas NYMEX Henry Hub (“HH”) swaps totaling 1.60 Bcf, natural gas Tennessee Z4 basis swaps totaling 1.45 Bcf, and crude oil NYMEX WTI CMA swaps totaling 45 MBbls.

	Fair Value of Derivative Assets
	June 30,	December 31,
	2024	2023
Current
NYMEX Henry Hub swap	$506,942	$1,353,667
Tennessee Z4 basis swap	83,169	112,719
	$590,111	$1,466,386

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

	Fair Value of Derivative Liabilities
	June 30,	December 31,
	2024	2023
Current
NYMEX Henry Hub swap	$(114,715)	$—
Tennessee Z4 Basis swap	(141,937)	(366,131)
Crude Oil NYMEX WTI CMA	(189,363)	—
	$(446,015)	$(366,131)

Net Fair Value of Derivatives	$144,096	$1,100,255

The following table presents the changes in the fair value of Epsilon’s commodity derivatives for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Fair value of asset (liability), beginning of the period	$511,244	$1,927,450	$1,100,255	$1,222,090
Gains on derivative contracts included in earnings	(94,891)	628,178	(195,617)	1,696,838
Settlement of commodity derivative contracts	(272,257)	(1,269,558)	(760,542)	(1,632,858)
Fair value of asset, end of the period	$144,096	$1,286,070	$144,096	$1,286,070

15. Asset Retirement Obligations

Asset retirement obligations are estimated by management based on Epsilon’s net ownership interest in all wells and the gathering system, estimated costs to reclaim and abandon such assets and the estimated timing of the costs to be incurred in future periods, and the forecast risk free cost of capital. Epsilon has estimated the value of its total asset retirement obligations to be $3.5 million as of June 30, 2024 ($3.5 million at December 31, 2023). Each year we review, and to the extent necessary, revise our asset retirement obligations estimates in accordance with recent activity and current service costs.

The following tables summarize the changes in asset retirement obligations for the periods indicated:

	Six Months Ended	Year ended
	June 30,	December 31,
	2024	2023
Balance beginning of period	$3,502,952	$2,780,237
Liabilities acquired	21,831	12,437
Liabilities disposed of	—	(46,961)
Wells plugged and abandoned	(87,284)	(509,802)
Change in estimates	—	1,178,142
Accretion	90,709	88,899
Balance end of period	$3,528,208	$3,502,952

16. Fair Value Measurements

The methodologies used to determine the fair value of our financial assets and liabilities at June 30, 2024 were the same as those used at December 31, 2023.

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

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace, and are therefore designated as Level 2 within the valuation hierarchy. The Company utilizes its counterparties’ valuations to assess the reasonableness of its own valuations.

	June 30, 2024
	Level 1	Level 2	Level 3	Effect of Netting	Net Fair Value
Assets
Derivative contracts	$—	$590,111	$—	$(186,119)	$403,992
Cash equivalents	$460,926	$—	$—	$—	$460,926
Liabilities
Derivative contracts	$—	$446,015	$—	$(186,119)	$259,896

	December 31, 2023
	Level 1	Level 2	Level 3	Effect of Netting	Net Fair Value
Assets
Derivative contracts	$—	$1,219,025	$—	$—	$1,219,025
Cash equivalents	$195,669	$—	$—	$—	$195,669
Short term investments	$18,775,106	$—	$—	$—	$18,775,106
Liabilities
Derivative contracts	$—	$247,361	$—	$(366,131)	$(118,770)

17. Current Expected Credit Loss

Under ASU 326, Financial Instruments – Credit Losses, estimated losses on financial assets are provided through an allowance for credit losses. The majority of our financial assets are held in cash and cash equivalents. We also have accounts receivable which are primarily from purchasers of oil and natural gas, counterparties to our financial instruments, and revenues earned for compression and gathering services. Our oil, gas, and natural gas liquids accounts receivables are generally collected within 30 days after the end of the month. Compression and gathering receivables are generally collected within 60 days after the end of the month. We assess collectability through various procedures, including review of our trade receivable balances by counterparty, assessing economic events and conditions, our historical experience with counterparties, the counterparty’s financial condition and the amount and age of past due accounts. As of June 30, 2024 and December 31, 2023, we determined that our allowance for credit loss was nil.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of trends and significant changes in our results of operations and the financial condition of Epsilon Energy Ltd. and its subsidiaries for the periods presented. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto presented in this report, including the unaudited condensed consolidated financial statements as of June 30, 2024 and 2023 and for the six months then ended together with accompanying notes, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Actual results and the timing of events may differ materially from those contained in these forward- looking statements due to a number of factors. See “Part II. Item 1A. Risk Factors” and “Forward-Looking Statements.”

Overview

Epsilon Energy Ltd. (the “Company”) is a North American onshore focused independent natural gas and oil company engaged in the acquisition, development, gathering and production of natural gas and oil reserves. Our primary areas of operations are the Marcellus shale section of the Appalachian basin in Pennsylvania, the Permian Basin in Texas and New Mexico, and the NW Anadarko basin in Oklahoma.

At June 30, 2024 we held leasehold rights to 23,608 net acres. We have natural gas production from our non-operated wells in Pennsylvania, and oil, natural gas liquids, and natural gas production from our non-operated wells in Texas, New Mexico, and Oklahoma.

At December 31, 2023 our total estimated net proved reserves were 65,916 MMcf of natural gas, 383,174 Bbls of NGLs, and 341,286 Bbls of oil and condensate.

In Pennsylvania, the Company owns a 35% interest in the 45-mile Auburn Gas Gathering System (“Auburn GGS") which is operated by a subsidiary of Williams Partners, LP.

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

More recently, our investments have been focused in the Permian Basin.

On May 9, 2023, Epsilon acquired a 10% interest in two wellbores located in Eddy County, New Mexico from a private operator. The wells were put on production in May 2023.

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

On February 27, 2024, Epsilon acquired a 25% working interest in three producing wells and 3,246 gross undeveloped acres on the Central Basin Platform in Ector County, Texas from a private operator. The assets are immediately offset to the assets acquired in June 2023. The total purchase price was $14.8 million.

We continue to evaluate new opportunities in numerous onshore North American natural gas and oil basins.

Three and six months ended June 30, 2024 Highlights

Operational Highlights

Marcellus Shale – Pennsylvania

● During the three months ended June 30, 2024, Epsilon's realized natural gas price was $1.44 per Mcf, a 4% increase over the three months ended June 30, 2023. During the six months ended June 30, 2024, Epsilon's realized natural gas price was $1.62 per Mcf, a 19% decrease over the six months ended June 30, 2023.

● During the three months ended June 30, 2024, Epsilon’s net revenue interest natural gas production was 1.3 Bcf compared to 2.0 Bcf during the same period in 2023, a 36% decrease. During the six months ended June 30, 2024, Epsilon’s net revenue interest natural gas production was 2.8 Bcf compared to 4.5 Bcf during the same period in 2023, a 34% decrease.

●	Gathered and delivered 9.2 Bcf gross (3.2 net to Epsilon's interest) during the three months ended June 30, 2024, or 101 MMcf/d through the Auburn Gas Gathering System. Gathered and delivered 23.2 Bcf gross (8.1 net to Epsilon's interest) during the six months ended June 30, 2024, or 128 MMcf/d through the Auburn Gas Gathering System.
●	On May 17, 2024, Epsilon Energy USA, Inc. ("Epsilon”) executed a new Anchor Shipper Gas Gathering Agreement for Northern Pennsylvania (the "ASGGA”) with operator Appalachia Midstream Services, LLC for a primary term of ten years and an effective date of January 1, 2024. Epsilon simultaneously terminated the prior agreement. The new ASGGA establishes fixed gathering, compression and cross-flow rates for all shippers on each system into which Epsilon produces natural gas. These rates will be adjusted annually by the Consumer Price Index for All Urban Consumers ("CPI-U”) commencing January 2025. Notably, the gathering rates in Auburn GGS, Rome GGS & Overfield GGS will no longer be subject to a cost-of-service redetermination annually; however, acreage dedications, service priority levels, required shipper approvals and shipper voting procedures are all substantially similar to the prior agreement. The new fixed rate for gathering services in Auburn GGS for 2024 is $0.475 per MMBtu.
●	At June 30, 2024, the Company had seven gross (.7 net) drilled and completed wells waiting to be turned in line.

Permian Basin – Texas and New Mexico

● During the three months ended June 30, 2024, Epsilon's realized price for all Permian Basin production was $53.84 per Boe (85% liquids), a 13% increase over the three months ended June 30, 2023. During the six months ended June 30, 2024, Epsilon's realized price for all Permian Basin production was $53.59 per Boe (86% liquids), a 13% increase over the six months ended June 30, 2023.

●	Total net revenue interest production for the three months ended June 30, 2024, which included oil, natural gas liquids, and natural gas, was 65.9 Mboe compared to 14.9 Mboe during the same period in 2023, a 342% increase. Total net revenue interest production for the six months ended June 30, 2024, which included oil, natural gas liquids, and natural gas, was 118.2 Mboe compared to 14.9 Mboe during the same period in 2023, a 693% increase.

● At June 30, 2024, the Company had 1 gross (.25 net) well drilled and awaiting completion in Texas.

Anadarko, NW Stack Trend – Oklahoma

● During the three months ended June 30, 2024, Epsilon's realized price for all Oklahoma production was $4.26 per Mcfe (58% natural gas), a 10% decline from the three months ended June 30, 2023. During the six months ended June 30, 2024, Epsilon's realized price for all Oklahoma production was $4.39 per Mcfe (59% natural gas), a 22% decline from the six months ended June 30, 2023.

● Total net revenue interest production for the three months ended June 30, 2024 included natural gas, oil and other liquids and was 0.11 Bcfe, a 39% decrease from the same period in 2023. Total net revenue interest production for the six months ended June 30, 2024 included natural gas, oil and other liquids and was 0.22 Bcfe, a 37% decrease from the same period in 2023.

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

The table below sets forth a reconciliation of net income to Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023, which is the most directly comparable measure of financial performance calculated under U.S. GAAP and should be reviewed carefully.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$815,660	$430,589	$2,322,556	$3,960,416
Add Back:
Interest income, net	(100,184)	(398,779)	(357,696)	(861,104)
Income tax expense	459,016	246,142	513,066	1,573,064
Depreciation, depletion, amortization, and accretion	2,048,403	1,615,728	4,428,829	3,388,734
Stock based compensation expense	313,589	179,748	635,158	359,496
Gain on sale of assets	—	1,449,871	—	1,449,871
Loss (gain) on derivative contracts net of cash received or paid on settlement	367,148	641,380	956,159	(63,980)
Foreign currency translation loss	—	(5)	570	(987)
Adjusted EBITDA	$3,903,632	$4,164,674	$8,498,642	$9,805,510

Results of Operations

Net Operating Revenues

For the six months ended June 30, 2024 revenues decreased $0.6 million, or 4%, to $15.3 million from $15.9 million during the same period of 2023.

Revenue and volume statistics for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues
Pennsylvania
Natural gas revenue	$1,843,548	$2,756,312	$4,601,656	$8,609,037
Volume (MMcf)	1,285	2,004	2,841	4,290
Avg. Price ($/Mcf)	$1.44	$1.38	$1.62	$2.01
Gathering system revenue (net of elimination)	$1,444,448	$2,202,064	$3,380,146	$4,588,759
Total PA Revenues	$3,287,996	$4,958,376	$7,981,802	$13,197,796
Permian Basin
Natural gas revenue	$(2,757)	$34,444	$38,821	$34,444
Volume (MMcf)	58	19	101	19
Avg. Price ($/Mcf)	$(0.05)	$1.78	$0.38	$1.78
Natural gas liquids revenue	$281,770	$69,199	$541,684	$69,199
Volume (MBOE)	14.5	3.9	26.0	3.9
Avg. Price ($/Bbl)	$19.38	$17.82	$20.85	$17.82
Oil and condensate revenue	$3,266,693	$603,415	$5,753,206	$603,415
Volume (MBbl)	41.7	7.8	75.4	7.8
Avg. Price ($/Bbl)	$78.35	$77.48	$76.35	$77.48
Total Permian Basin Revenues	$3,545,706	$707,058	$6,333,711	$707,058
Oklahoma
Natural gas revenue	$120,439	$215,939	$283,732	$619,392
Volume (MMcf)	65	94	131	190
Avg. Price ($/Mcf)	$1.86	$2.29	$2.17	$3.25
Natural gas liquids revenue	$106,653	$175,789	$219,723	$372,084
Volume (MBOE)	4.7	7.5	9.3	13.6
Avg. Price ($/Bbl)	$22.78	$23.49	$23.52	$27.44
Oil and condensate revenue	$247,024	$442,974	$475,593	$960,082
Volume (MBbl)	3.1	6.1	6.1	12.9
Avg. Price ($/Bbl)	$79.66	$72.57	$78.38	$74.45
Total OK Revenues	$474,116	$834,702	$979,048	$1,951,558
Total Revenues	$7,307,818	$6,500,136	$15,294,561	$15,856,412

Upstream natural gas revenue for the six months ended June 30, 2024 decreased by $4.3 million, or 47%, over the same period in 2023. A decrease of $1.4 million was due to lower natural gas prices and a decrease of $2.9 million was due to lower sales volumes as a result of natural decline in the wells and operator elected well shut-ins due to poor natural gas pricing in Pennsylvania. Upstream natural gas revenue for the three months ended June 30, 2024 decreased by $1.0 million, or 35%, over the same period in 2023. The decrease was primarily due to lower sales volumes as a result of natural decline in the wells and operator elected well shut-ins due to poor natural gas pricing in Pennsylvania.

Upstream natural gas liquids revenue for the six months ended June 30, 2024 increased by $0.3 million, or 73% over the same period in 2023.  An increase of $0.4 million was due to additional sales volumes from the Permian Basin and a decrease of $0.1 million was due to lower sales prices. Upstream natural gas liquids revenue for the three months ended June 30, 2024 increased by $0.1 million, or 59% over the same period in 2023.  The increase was primarily due to additional sales volumes from the Permian Basin.

Upstream oil and condensate revenue for the six months ended June 30, 2024 increased by $4.7 million, or 298% over the same period in 2023.  An increase of $4.6 million was due to additional sales volumes from the Permian Basin and an increase of $0.1 million was due to slightly higher prices. Upstream oil and condensate revenue for the three months ended June 30, 2024 increased by $2.5 million, or 236% over the same period in 2023.  An increase of $2.3 million was due to additional sales volumes from the Permian Basin offset and an increase of $0.2 million was due to slightly higher prices.

Gathering system revenue decreased $1.2 million, or 26%, for the six months ended June 30, 2024 over the same period in 2023. This was primarily the result of lower anchor shipper volumes due to well decline and operator elected well shut-ins offset partially by a 17% increase in the Auburn gathering rate. Gathering system revenue decreased $0.8 million, or 34%, for the three months ended June 30, 2024 over the same period in 2023. This was primarily the result of lower anchor shipper volumes due to well decline and operator elected will shut-ins offset partially by a 17% increase in the Auburn gathering rate. Revenues derived from transporting and compressing our production, which have been eliminated from gathering system revenues amounted to $0.3 million and $0.6 million, respectively, for the three and six months ended June 30, 2024, and $0.4 million and $0.7 million, respectively, for the three and six months ended June 30, 2023.

Operating Costs

The following table presents total cost and cost per unit of production (Mcfe), including ad valorem, severance, and production taxes for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Lease operating costs (net of elimination)	$1,649,867	$1,440,521	$3,418,329	$2,844,800
Gathering system operating costs	649,967	570,934	1,202,537	1,222,275
	$2,299,834	$2,011,455	$4,620,866	$4,067,075

Upstream operating costs—Total $/Mcfe	0.92	0.63	0.91	0.60
Gathering system operating costs $/Mcf	0.32	0.17	0.22	0.17

Operating costs include the effects of elimination entries to remove the gathering fees paid to Epsilon’s ownership in the gathering system.

Upstream operating costs consist of lease operating expenses necessary to extract natural gas and oil, including gathering and treating the natural gas and oil to ready it for sale. For the six months ended June 30, 2024 these costs increased by $0.6 million, or 20%, over the same period in 2023. The increase is primarily due to the additional wells in the Permian Basin. For the three months ended June 30, 2024 these costs increased by $0.2 million, or 15%, over the same period in 2023. The increase is primarily due to the additional wells in the Permian Basin.

Gathering system operating costs consist primarily of rental payments for the natural gas fueled compression units and overhead fees due to the system’s operator. For the six months ended June 30, 2024, gathering system operating costs were constant, decreasing by $0.02 million, or 2% from the same period in 2023. For the three months ended June 30, 2024, gathering system operating costs increased by $0.1 million, or 14% from the same period in 2023. An increase of $0.3 million was due to higher prices offset by an $0.2 million decrease related to lower throughput volumes.

Depletion, Depreciation, Amortization and Accretion (“DD&A”)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Depletion, depreciation, amortization and accretion	$2,048,403	$1,615,728	$4,428,829	$3,388,734

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

DD&A expense for the three and six months ended June 30, 2024 increased by $0.4 million, or 27%, and $1.1 million, or 31%, respectively, from the same periods in 2023. This increase was a result of the additional producing wells in the Permian Basin.

General and Administrative (“G&A”)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
General and administrative	$1,791,804	$1,776,374	$3,672,396	$3,979,895

G&A expenses consist of general corporate expenses such as compensation, legal, accounting and professional fees, consulting services, travel and other related corporate costs such as restricted stock units granted.

G&A expenses decreased by $0.3 million, or 8%, during the six months ended June 30, 2024 from the same period in 2023. This was primarily due to lower cash compensation costs and lower legal fees. G&A expenses during the three months ended June 30, 2024 and 2023 were unchanged.

Interest Income

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Interest income	$108,943	$433,201	$375,215	$923,963

Interest income for the three and six months ended June 30, 2024 and 2023 decreased by $0.3 million, or 75%, and $0.5 million, or 59%, respectively, from the same period in 2023.  This is primarily due to a reduction in the amount of outstanding financial instruments in short term investments.

Interest Expense

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Interest expense	$8,759	$34,422	$17,519	$62,859

Interest expense relates to the fees paid on the revolving credit facility.

Interest expense for the three and six months ended June 30, 2024 and 2023 decreased by $0.03 million, or 75%, and $0.05 million, or 72%, respectively, as a result of a change in the fee structure under the new credit facility.

(Loss) Gain on Derivative Contracts

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
(Loss) gain on derivative contracts	$(94,891)	$628,178	$(195,617)	$1,696,838

For the three and six months ended June 30, 2024, Epsilon had NYMEX HH Natural Gas futures swaps, Tennessee Gas Pipeline Zone 4 basis swaps, and crude oil NYMEX WTI CMA swaps derivative contracts for the purpose of hedging a portion of its physical natural gas and oil sales revenue. For the three and six months ended June 30, 2023, Epsilon had NYMEX HH Natural Gas Futures swaps and Tennessee Gas Pipeline Zone 4 basis swap derivative contracts for the purpose of hedging a portion of its physical natural gas sales revenue.

During the three and six months ended June 30, 2024, we received net cash settlements of $272,257 and $760,542, respectively. During the three and six months ended June 30, 2023, we received net cash settlements of $1,272,970 and $1,632,858, respectively.

For the three and six months ended June 30, 2024, net losses on derivative contracts increased by $0.7 million and $1.9 million, respectively. This was primarily due to large gains in 2023 as a result of declining NYMEX Henry Hub prices.

Capital Resources and Liquidity

Cash Flow

The primary source of cash for Epsilon during the three and six months ended June 30, 2024 and 2023 was funds generated from operations. The primary uses of cash for the three and six months ended June 30, 2024 and 2023 were the development of upstream properties, investment in U.S. Treasury Bills, the repurchase of shares of common stock, and the distribution of dividends.

At June 30, 2024, we had a working capital surplus of $9.3 million, a decrease of $23.9 million from the $33.2 million surplus at December 31, 2023. The Company anticipates its current cash balance, short term investments, available borrowings, and cash flows from operations to be sufficient to meet its cash requirements for at least the next twelve months.

Six months ended June 30, 2024 compared to 2023

During the six months ended June 30, 2024, $9.1 million was provided by the Company’s operating activities, compared to $10.2 million during the same period in 2023, representing an 11% decrease.

The Company used $9.5 million and $40.0 million of cash for investing activities during the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024, the Company had net investments of $28.6 million on leasehold and well costs in Pennsylvania and Texas offset by net proceeds of $19.1 million in U.S. Treasury Bills. During the six months ended June 30, 2023, the Company had net investments of $26.5 million in U.S. Treasury Bills and $13.5 million in leasehold and development costs targeting increasing production in Pennsylvania, the Permian Basin, and Oklahoma.

The Company used $3.9 million and $6.0 million of cash for financing activities during the six months ended June 30, 2024 and 2023, respectively. This was spent on dividend payments and the repurchase of shares of common stock.

Credit Agreement

The Company closed a senior secured reserve based revolving credit facility on June 28, 2023 with Frost Bank as issuing bank and sole lender. The current commitment and borrowing base is $45 million (redetermined on June 25, 2024), supported by the Company’s upstream assets and subject to semi-annual redeterminations with a maturity date of the earlier of June 28, 2027 or the date that the commitments are terminated. Interest will be charged at the Daily Simple SOFR rate plus a margin of 3.25%. The facility is secured by the assets of the Company’s Epsilon Energy USA subsidiary (Borrower) and guaranteed by the Company and the other wholly owned subsidiaries. There are currently no borrowings under the facility.

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

Repurchase Transactions

On March 20, 2024, the Board of Directors authorized a new share repurchase program of up to 2,191,320 common shares, representing 10% of the outstanding common shares of Epsilon at such time, for an aggregate purchase price of not more than US $12.0 million. The program is pursuant to a normal course issuer bid and will be conducted in accordance with Rule 10b-18 under the Exchange Act. The program commenced on March 27, 2024 and will end on March 26, 2025, unless the maximum amount of common shares is purchased before then or Epsilon provides earlier notice of termination.

During the three and six months ended June 30, 2024, no shares have been repurchased under the new program.

The previous share repurchase program commenced on March 27, 2023 and ended on March 26, 2024. During the year ended December 31, 2023, we repurchased 968,149 common shares at an average price of $5.08 per share (excluding commissions) under the previous plan. In 2024, we repurchased and retired 248,700 shares at a price of $4.82 per share (excluding commissions) before the plan terminated.

During the six months ended June 30, 2024, the Company repurchased 248,700 shares at a price of $4.82 per share (excluding commissions) under the two consecutive repurchase programs.

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

At June 30, 2024, Epsilon’s outstanding natural gas and crude oil commodity contracts consisted of the following:

		Weighted Average
	Volume	Price ($/MMbtu)	Fair Value of Asset
Derivative Type	(MMbtu)	Swaps	June 30, 2024
2024
NYMEX Henry Hub swap	1,147,500	$3.23	$372,997
Tennessee Z4 basis swap	995,000	$(1.13)	$8,769
	2,142,500		$381,766
2025
NYMEX Henry Hub swap	450,000	$3.62	$19,230
Tennessee Z4 basis swap	450,000	$(0.77)	$(67,538)
	900,000		$(48,308)

			Fair Value
	Volume	Weighted Average	June 30,
Derivative Type	(Bbl)	Price ($/Bbl)	2024
2024
Crude Oil NYMEX WTI CMA	32,020	$74.34	$(160,950)
2025
Crude Oil NYMEX WTI CMA	13,162	$74.34	$(28,413)
	45,182		$(189,363)

Contractual Obligations

The Company enters into commitments for capital expenditures in advance of the expenditures being made. As of March 31, 2024, the Company has $1.9 million in outstanding short term commitments for capital expenditures and has long term commitments of $14.9 million for asset retirement obligations.

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

Interest Rate Risk

Market risk is estimated as the change in fair value resulting from a hypothetical 100 basis point change in the interest rate on the outstanding balance under our credit agreement. The credit agreement allows us to fix the interest rate.

At June 30, 2024 and 2023, the outstanding principal balance under the credit agreement was nil.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures were effective as of June 30, 2024 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by Epsilon Energy Ltd.

The following table contains information about our acquisition of equity securities during the six months ended June 30, 2024.

			Maximum number
			of shares
	Total number	Average price	remaining to be
	of shares	paid per	purchased under
	purchased	share	the program
Beginning of normal-course issuer bid, March 27, 2023 (1)			1,324,495
January 2024	248,700	$4.82
Total as of March 26, 2024	248,700	$4.82	1,075,795

Beginning of normal-course issuer bid, March 27, 2024 (2)			2,191,320

(1)	Epsilon repurchased these shares under its 2023-2024 share repurchase program that commenced on March 27, 2023 and terminated on March 26, 2024.
(2)	Epsilon has not repurchased any shares under its 2024-2025 share repurchase program that commenced on March 27, 2024 and terminates on March 26, 2025.

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

Epsilon Energy Ltd.
(Registrant)

Date: August 13, 2024	By:	/s/ J. Andrew Williamson
J. Andrew Williamson
Chief Financial Officer