Form 10-Q
period 2024-09-30
Epsilon Energy Ltd.
filed 2024-11-06
CIK 1726126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Yes ☐ No ⌧

As of November 6, 2024, there were 21,857,326 Common Shares outstanding.

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

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$8,304,971	$13,403,628
Accounts receivable	4,470,017	6,015,448
Short term investments	—	18,775,106
Fair value of derivatives	150,121	1,219,025
Prepaid income taxes	1,020,179	952,301
Other current assets	865,841	763,288
Total current assets	14,811,129	41,128,796
Non-current assets
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	190,162,954	160,263,511
Unproved properties	28,292,321	25,504,873
Accumulated depletion, depreciation, amortization and impairment	(119,981,434)	(113,708,210)
Total oil and gas properties, net	98,473,841	72,060,174
Gathering system	42,988,092	42,738,273
Accumulated depletion, depreciation, amortization and impairment	(36,221,366)	(35,539,996)
Total gathering system, net	6,766,726	7,198,277
Land	637,764	637,764
Buildings and other property and equipment, net	269,133	291,807
Total property and equipment, net	106,147,464	80,188,022
Other assets:
Operating lease right-of-use assets, long term	368,564	441,987
Restricted cash	470,000	470,000
Prepaid drilling costs	—	1,813,808
Total non-current assets	106,986,028	82,913,817
Total assets	$121,797,157	$124,042,613

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable trade	$2,220,394	$3,236,871
Gathering fees payable	844,163	1,136,237
Royalties payable	1,149,330	1,422,898
Accrued capital expenditures	1,758,133	696,761
Accrued compensation	589,620	636,295
Other accrued liabilities	599,949	561,537
Fair value of derivatives	50,702	118,770
Operating lease liabilities	112,502	86,473
Total current liabilities	7,324,793	7,895,842
Non-current liabilities
Asset retirement obligations	3,590,017	3,502,952
Deferred income taxes	12,138,030	11,553,943
Operating lease liabilities, long term	385,653	476,911
Total non-current liabilities	16,113,700	15,533,806
Total liabilities	23,438,493	23,429,648
Commitments and contingencies (Note 10)
Shareholders' equity
Preferred shares, no par value, unlimited shares authorized, none issued or outstanding	—	—
Common shares, no par value, unlimited shares authorized and 21,973,687 shares issued and 21,848,687 shares outstanding at September 30, 2024 and 22,222,722 issued and 22,151,848 shares outstanding at December 31, 2023	116,708,531	118,272,565
Treasury shares, at cost, 125,000 at September 30, 2024 and 70,874 at December 31, 2023	(627,500)	(360,326)
Additional paid-in capital	11,818,758	10,874,491
Accumulated deficit	(39,374,242)	(37,946,042)
Accumulated other comprehensive income	9,833,117	9,772,277
Total shareholders' equity	98,358,664	100,612,965
Total liabilities and shareholders' equity	$121,797,157	$124,042,613

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues from contracts with customers:
Gas, oil, NGL, and condensate revenue	$6,203,953	$3,241,531	$18,118,368	$14,509,184
Gas gathering and compression revenue	1,083,988	3,068,996	4,464,134	7,657,755
Total revenue	7,287,941	6,310,527	22,582,502	22,166,939

Operating costs and expenses:
Lease operating expenses	2,099,501	1,559,957	5,517,830	4,404,757
Gathering system operating expenses	490,325	631,725	1,692,862	1,854,000
Depletion, depreciation, amortization, and accretion	2,698,812	1,392,032	7,127,641	4,780,766
Loss on sale of oil and gas properties	—	—	—	1,449,871
General and administrative expenses:
Stock based compensation expense	309,109	439,653	944,267	799,149
Other general and administrative expenses	1,449,576	1,540,358	4,486,814	5,160,757
Total operating costs and expenses	7,047,323	5,563,725	19,769,414	18,449,300
Operating income	240,618	746,802	2,813,088	3,717,639

Other income (expense):
Interest income	96,220	384,732	471,435	1,308,695
Interest expense	(53,125)	(8,760)	(70,644)	(71,619)
Gain (loss) on derivative contracts	440,712	(24,303)	245,095	1,672,535
Other income, net	9,994	468	111,067	5,169
Other income, net	493,801	352,137	756,953	2,914,780

Net income before income tax expense	734,419	1,098,939	3,570,041	6,632,419
Income tax expense	368,398	710,164	881,464	2,283,228
NET INCOME	$366,021	$388,775	$2,688,577	$4,349,191
Currency translation adjustments	39,845	(846)	62,438	(2,317)
Unrealized gain (loss) on securities	—	24,641	(1,598)	(22,365)
NET COMPREHENSIVE INCOME	$405,866	$412,570	$2,749,417	$4,324,509

Net income per share, basic	$0.02	$0.02	$0.12	$0.19
Net income per share, diluted	$0.02	$0.02	$0.12	$0.19
Weighted average number of shares outstanding, basic	21,948,519	22,118,984	21,954,803	22,616,539
Weighted average number of shares outstanding, diluted	22,155,292	22,178,686	22,000,881	22,631,550

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

						Accumulated
						Other		Total
	Common Shares Issued		Treasury Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	paid-in Capital	Income	Deficit	Equity
Balance at January 1, 2024	22,222,722	$118,272,565	(70,874)	$(360,326)	$10,874,491	$9,772,277	$(37,946,042)	$100,612,965
Net income	—	—	—	—	—	—	1,506,896	1,506,896
Dividends paid	—	—	—	—	—	—	(1,370,409)	(1,370,409)
Stock-based compensation expense	—	—	—	—	321,569	—	—	321,569
Buyback of common shares	—	—	(248,700)	(1,203,708)	—	—	—	(1,203,708)
Retirement of treasury shares	(319,574)	(1,564,034)	319,574	1,564,034	—	—	—	—
Vesting of shares of restricted stock	10,054	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(4,245)	—	(4,245)
Balance at March 31, 2024	21,913,202	$116,708,531	—	$—	$11,196,060	$9,768,032	$(37,809,555)	$99,863,068
Net income	—	—	—	—	—	—	815,660	815,660
Dividends paid	—	—	—	—	—	—	(1,371,940)	(1,371,940)
Stock-based compensation expense	—	—	—	—	313,589	—	—	313,589
Vesting of shares of restricted stock	8,648	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	25,240	—	25,240
Balance at June 30, 2024	21,921,850	$116,708,531	—	$—	11,509,649	$9,793,272	$(38,365,835)	$99,645,617
Net income	—	—	—	—	—	—	366,021	366,021
Dividends paid	—	—	—	—	—	—	(1,374,428)	(1,374,428)
Stock-based compensation expense	—	—	—	—	309,109	—	—	309,109
Buyback of common shares	—	—	(125,000)	(627,500)	—	—	—	(627,500)
Vesting of shares of restricted stock	51,837	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	39,845	—	39,845
Balance at September 30, 2024	21,973,687	$116,708,531	(125,000)	$(627,500)	11,818,758	$9,833,117	$(39,374,242)	$98,358,664

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

						Accumulated
						Other		Total
	Common Shares Issued		Treasury Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	paid-in Capital	Income	Deficit	Equity
Balance at January 1, 2023	23,117,144	$123,904,965	—	$—	$9,856,229	$9,774,551	$(39,290,540)	$104,245,205
Net income	—	—	—	—	—	—	3,529,827	3,529,827
Dividends paid	—	—	—	—	—	—	(1,412,455)	(1,412,455)
Stock-based compensation expense	—	—	—	—	179,748	—	—	179,748
Buyback of common shares	—	—	(237,920)	(1,367,425)	—	—	—	(1,367,425)
Retirement of treasury shares	(190,700)	(1,115,306)	190,700	1,115,306	—	—	—	—
Other comprehensive income	—	—	—	—	—	(2,600)	—	(2,600)
Balance at March 31, 2023	22,926,444	$122,789,659	(47,220)	$(252,119)	$10,035,977	$9,771,951	$(37,173,168)	$105,172,300
Net income	—	—	—	—	—	—	430,589	430,589
Dividends paid	—	—	—	—	—	—	(1,416,147)	(1,416,147)
Stock-based compensation expense	—	—	—	—	179,748	—	—	179,748
Buyback of common shares	—	—	(325,055)	(1,687,350)	—	—	—	(1,687,350)
Retirement of treasury shares	(277,154)	(1,441,655)	277,154	1,441,655	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(45,877)	—	(45,877)
Balance at June 30, 2023	22,649,290	$121,348,004	(95,121)	$(497,814)	$10,215,725	$9,726,074	$(38,158,726)	$102,633,263
Net income	—	—	—	—	—	—	388,775	388,775
Dividends paid	—	—	—	—	—	—	(1,388,869)	(1,388,869)
Stock-based compensation expense	—	—	—	—	439,653	—	—	439,653
Buyback of common shares	—	—	(525,000)	(2,640,500)	—	—	—	(2,640,500)
Retirement of treasury shares	(620,121)	(3,138,314)	620,121	3,138,314	—	—	—	—
Vesting of shares of restricted stock	97,631	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	23,795	—	23,795
Balance at September 30, 2023	22,126,800	$118,209,690	—	$—	$10,655,378	$9,749,869	$(39,158,820)	$99,456,117

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$2,688,577	$4,349,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	7,127,641	4,780,766
Accretion of discount on available for sale securities	(297,637)	(574,341)
Gain on available for sale securities	—	(60,494)
Loss on sale of oil and gas properties	—	1,449,871
Gain on derivative contracts	(245,095)	(1,672,535)
Settlement received on derivative contracts	1,245,931	2,979,128
Settlement of asset retirement obligation	(88,992)	(3,482)
Stock-based compensation expense	944,267	799,149
Deferred income tax (benefit) expense	584,088	1,188,059
Changes in assets and liabilities:
Accounts receivable	1,545,431	3,195,108
Prepaid income taxes	(67,878)	(814,694)
Other assets and liabilities	(94,360)	(67,008)
Accounts payable, royalties payable and other accrued liabilities	(1,520,707)	(1,191,558)
Net cash provided by operating activities	11,821,266	14,357,160
Cash flows from investing activities:
Additions to unproved oil and gas properties	(2,787,448)	(8,017,412)
Additions to proved oil and gas properties	(29,041,344)	(7,860,073)
Additions to gathering system properties	(76,625)	(52,069)
Additions to land, buildings and property and equipment	(13,912)	(49,689)
Purchases of short term investments - held to maturity	—	(32,812,974)
Purchases of short term investments - available for sale	(4,045,785)	—
Proceeds from sales and maturities of short term investments	23,116,930	14,554,976
Proceeds from sale of oil and gas properties	—	12,498
Prepaid drilling costs	1,813,808	(2,891,250)
Net cash used in investing activities	(11,034,376)	(37,115,993)
Cash flows from financing activities:
Buyback of common shares	(1,831,208)	(5,695,275)
Dividends paid	(4,116,777)	(4,217,471)
Debt issuance costs	—	(140,000)
Net cash used in financing activities	(5,947,985)	(10,052,746)
Effect of currency rates on cash, cash equivalents, and restricted cash	62,438	(2,317)
Decrease in cash, cash equivalents, and restricted cash	(5,098,657)	(32,813,896)
Cash, cash equivalents, and restricted cash, beginning of period	13,873,628	45,806,947
Cash, cash equivalents, and restricted cash, end of period	$8,774,971	$12,993,051

Supplemental cash flow disclosures:
Income taxes paid	$4,000	$1,442,304
Interest paid	$16,832	$88,835

Non-cash investing activities:
Change in proved properties accrued in accounts payable and accrued liabilities	$818,504	$41,947
Change in gathering system accrued in accounts payable and accrued liabilities	$173,193	$3,441
Asset retirement obligation asset additions and adjustments	$39,597	$4,640

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts in the Consolidated Statements of Cash Flows as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Cash and cash equivalents	$8,304,971	$13,403,628
Restricted cash included in other assets	470,000	470,000
Cash, cash equivalents, and restricted cash in the statement of cash flows	$8,774,971	$13,873,628

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

The following table summarizes the available-for-sale short term investments as of September 30, 2024 and December 31, 2023.

	September 30, 2024			December 31, 2023
	Amortized	Unrealized	Fair	Amortized	Unrealized	Fair
	Cost	Losses	Value	Cost	Gains	Value
U.S. Treasury Bills	$—	$—	$—	$18,773,508	$1,598	$18,775,106

During the nine months ended September 30, 2024, the Company sold securities with a carrying amount of $14,989,595 for total proceeds of $15,336,930. The realized gains on these sales were $347,335. An additional $7,780,000 of securities reached maturity with total realized gains of $234,248. The realized gains are included in other income in the consolidated Statements of Operations and Comprehensive Income. During the three months ended September 30, 2024, the Company did not acquire or sell any securities.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

5.  Property and Equipment

The following table summarizes the Company’s property and equipment as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	$190,162,954	$160,263,511
Unproved properties	28,292,321	25,504,873
Accumulated depletion, depreciation, amortization and impairment	(119,981,434)	(113,708,210)
Total oil and gas properties, net	98,473,841	72,060,174
Gathering system	42,988,092	42,738,273
Accumulated depletion, depreciation, amortization and impairment	(36,221,366)	(35,539,996)
Total gathering system, net	6,766,726	7,198,277
Land	637,764	637,764
Buildings and other property and equipment, net	269,133	291,807
Total property and equipment, net	$106,147,464	$80,188,022

Asset Acquisitions

During the nine months ended September 30, 2024, Epsilon acquired assets that included the following:

●	a 25% working interest in three producing wells in Ector County, Texas for $12.1 million.
●	a 25% working interest in 3,620 gross undeveloped acres in Ector County, Texas for $2.6 million.
●	a 50% working interest in 14,243 gross undeveloped acres in Alberta, Canada for $1.0 million.

Management determined that substantially all the fair value of the assets acquired was concentrated in a group of similar identifiable assets. Based on this determination, the acquisitions were accounted for as asset acquisitions.

During the nine months ended September 30, 2023, Epsilon acquired assets that included the following:

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

During the three and nine months ended September 30, 2024 and 2023, no impairment was recorded.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Additionally, if the Leverage ratio is greater than 1.0 to 1.0, or the borrowing base utilization is greater than 50%, the Company is required to hedge 50% of the anticipated production from PDP reserves for a rolling 24-month period.

We were in compliance with the financial covenants of the agreement as of September 30, 2024.

	Balance at	Balance at
	September 30,	December 31,	Current
	2024	2023	Borrowing Base	Interest Rate
Revolving line of credit	$—	$—	$45,000,000	SOFR + 3.25%

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

During the nine months ended September 30, 2024, 125,000 shares have been repurchased at a price of $5.00 per share (excluding commissions) under the new program. These shares are currently held in treasury and will be retired during the fourth quarter of 2024.

The previous share repurchase program commenced on March 27, 2023 and ended on March 26, 2024. During the year ended December 31, 2023, we repurchased 968,149 common shares at an average price of $5.08 per share (excluding commissions) under the previous plan.

During the nine months ended September 30, 2024, we repurchased and retired 248,700 shares at a price of $4.82 per share (excluding commissions) under the previous plan.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table contains activity relating to our acquisition of equity securities during the nine months ended September 30, 2024:

			Maximum number
			of shares
	Total number	Average price	remaining to be
	of shares	paid per	purchased under
	purchased	share	the program
Beginning of normal-course issuer bid, March 27, 2023 (1)			1,324,495
January 2024	248,700	$4.82
Total as of March 26, 2024	248,700	$4.82	1,075,795

Beginning of normal-course issuer bid, March 27, 2024 (2)			2,191,320
September 2024	125,000	$5.00
Total as of September 30, 2024	125,000	$5.00	2,066,320

(1)	Epsilon repurchased these shares under its 2023-2024 share repurchase program that commenced on March 27, 2023 and terminated on March 26, 2024, as described above.
(2)	Epsilon repurchased these shares under its 2024-2025 share repurchase program that commenced on March 27, 2024 and terminates on March 26, 2025 as described above.

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

Restricted Stock Awards

For the nine months ended September 30, 2024, 63,980 restricted stock units with a weighted average price at the grant date of $5.08 were awarded to the Company’s board of directors. For the year ended December 31, 2023, 358,546 restricted stock units with a weighted average price at the grant date of $5.42 were awarded to the Company’s management, employees, and board of directors. These units vest over a three-year period, with an equal number of common shares being issued per period on the anniversary of the award resolution. The vesting of the units (and corresponding issuance of shares) is contingent on the individuals’ continued employment or service. The Company determined the fair value of the granted restricted stock units based on the market price of the common shares of the Company on the date of grant.

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2024, and the year ended December 31, 2023:

	Nine months ended		Year ended
	September 30, 2024		December 31, 2023
	Number of	Weighted	Number of	Weighted
	Restricted	Average	Restricted	Average
	Shares	Remaining Life	Shares	Remaining Life
	Outstanding	(years)	Outstanding	(years)
Balance non-vested Restricted Stock at beginning of period	491,536	1.74	298,210	1.74
Granted	63,980	1.25	358,546	1.90
Vested	(70,539)	—	(165,220)	—
Balance non-vested Restricted Stock at end of period	484,977	1.17	491,536	1.74

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Stock compensation expense for the granted restricted stock units is recognized over the vesting period. Stock compensation expense recognized during the three and nine months ended September 30, 2024 was $309,109 and $944,267, respectively (for the three and nine months ended September 30, 2023 was $424,969 and $755,097, respectively).

At September 30, 2024, the Company had unrecognized stock-based compensation related to the restricted stock units of $2,032,610 to be recognized over a weighted average period of 1.13 years (at December 31, 2023: $2,651,858 over 1.42 years).

Performance Share Unit Awards (“PSU”)

For the three and nine months ended September 30, 2024, there were no outstanding PSUs. For the year ended December 31, 2023, a total of 15,833 common shares vested and were issued.

The following table summarizes PSUs for the nine months ended September 30, 2024 and the year ended December 31, 2023:

	Nine months ended		Year ended
	September 30, 2024		December 31, 2023
	Number of	Weighted	Number of	Weighted
	Performance	Average	Performance	Average
	Shares	Remaining Life	Shares	Remaining Life
	Outstanding	(years)	Outstanding	(years)
Balance non-vested PSUs at beginning of period	—	—	15,833	1.00
Vested	—	—	(15,833)	—
Balance non-vested PSUs at end of period	—	—	—	—

Stock compensation expense for the granted PSUs is recognized over the vesting period. Stock compensation expense recognized during the nine months ended September 30, 2024 related to PSUs was $0 (for the three and nine months ended September 30, 2023 related to PSUs was $14,684 and $44,052, respectively).

At September 30, 2024 and December 31, 2023, the Company had no unrecognized stock-based compensation related to PSUs.

Stock Options

As of September 30, 2024, the Company had no outstanding stock options. During the nine months ended September 30, 2024 and the year ended December 31, 2023, the Company awarded no stock options.

The following table summarizes stock option activity for the nine months ended September 30, 2024 and the year ended December 31, 2023:

	Nine months ended		Year ended
	September 30, 2024		December 31, 2023
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
Exercise price in US$	Outstanding	Price	Outstanding	Price (1)
Balance at beginning of period	57,500	$5.03	70,000	$5.03
Exercised	—	$—	(12,500)	$5.03
Expired	(57,500)	$—	—	$—
Balance at period-end	—	$—	57,500	$5.03

Exercisable at period-end	—	$—	57,500	$5.03

At September 30, 2024, the Company had unrecognized stock-based compensation, related to these options, of nil (at December 31, 2023: nil). The aggregate intrinsic value at September 30, 2024 was nil (at December 31, 2023: $5,500).

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

(d) Dividends

On March 1, 2024, May 30, 2024 and August 27, 2024, the Board declared quarterly a dividend of $0.0625 per common share (annualized $0.25 per common share) totaling in aggregate an amount of approximately $4.1 million that has been paid for the nine months ended September 30, 2024.

8. Revenue Recognition

Revenues are comprised of sales of natural gas, oil and NGLs, along with the revenue generated from the Company’s ownership interest in the gas gathering system in the Auburn field in Northeastern Pennsylvania.

Overall, product sales revenue generally is recorded in the month when contractual delivery obligations are satisfied, which occurs when control is transferred to the Company’s customers at delivery points based on contractual terms and conditions. In addition, gathering and compression revenue generally is recorded in the month when contractual service obligations are satisfied, which occurs as control of those services is transferred to the Company’s customers. Gathering System revenues derived from Epsilon’s production, which have been eliminated from total gathering system revenues (“elimination entry”), amounted to $0.3 million and $0.8 million, respectively, for the three and nine months ended September 30, 2024 ($0.3 million and $1.0 million, respectively, for the three and nine months ended September 30, 2023).

The following table details revenue for the three and nine months ended September 30, 2024 and 2023.

	Three months ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating revenue
Natural gas	$1,903,946	$2,088,745	$6,828,155	$11,351,618
Natural gas liquids	335,271	228,012	1,096,678	669,295
Oil and condensate	3,964,736	924,774	10,193,535	2,488,271
Gathering and compression fees (1)	1,083,988	3,068,996	4,464,134	7,657,755
Total operating revenue	$7,287,941	$6,310,527	$22,582,502	$22,166,939
(1)	Net of the elimination entry

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

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

	September 30,	December 31,	December 31,
	2024	2023	2022
Accounts receivable
Natural gas and oil sales	$3,563,893	$4,327,886	$5,696,419
Joint interest billing	—	17,476	20,454
Gathering and compression fees	750,776	1,543,239	1,483,956
Commodity contract	155,348	72,075	—
Interest	—	54,772	557
Total accounts receivable	$4,470,017	$6,015,448	$7,201,386

9. Income Taxes

Income tax provisions for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Current:
Federal	$(198,619)	$(105,913)	$268,691	$940,873
State	(71,807)	(141,655)	28,685	154,296
Total current income tax expense	(270,426)	(247,568)	297,376	1,095,169
Deferred:
Federal	565,137	762,495	919,522	1,140,543
State	73,687	195,237	(335,434)	47,516
Total deferred tax expense	638,824	957,732	584,088	1,188,059
Income tax expense	$368,398	$710,164	$881,464	$2,283,228

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

Our effective tax rate will typically differ from the statutory federal rate primarily as a result of state income taxes and the valuation allowance against the Canadian net operating loss. The effective tax rate for the nine months ended September 30, 2024 was higher than the statutory federal rate as a result of state income taxes partially offset by the valuation allowance against the Canadian net operating loss.

10. Commitments and Contingencies

The Company enters into commitments for capital expenditures in advance of the expenditures being made. As of September 30, 2024, the Company had no unpaid capital expenditures.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

11. Leases

Under ASC 842, Leases, the Company recognized an operating lease related to its corporate office as of September 30, 2024 and December 31, 2023 as summarized in the following table:

	September 30,	December 31,
	2024	2023
Asset
Operating lease right-of-use assets, long term	$368,564	$441,987
Total operating lease right-of-use assets	$368,564	$441,987

Liabilities
Operating lease liabilities	$112,502	$86,473
Operating lease liabilities, long term	385,653	476,911
Total operating lease liabilities	$498,155	$563,384

Operating lease costs	$177,212	$144,490

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$176,347	$27,010
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$535,149
Weighted average remaining lease term (years) - operating lease	2.65	3.00
Weighted average discount rate (annualized) - operating lease	8.25%	8.25%

On March 1, 2023, the Company commenced a new office lease with a 70 month lease term and future lease payments estimated to be approximately $0.85 million. There are no other pending leases, and no lease arrangements in which the Company is the lessor. Lease expense for operating leases was $0.18 million and $0.14 million for the nine months ended September 30, 2024 and for the year ended December 31, 2023, respectively. This lease expense is presented in other general and administrative expenses in the consolidated statements of operations and comprehensive income.

Future minimum lease payments as of September 30, 2024 are as follows:

Operating Leases
2024	$33,687
2025	173,550
2026	177,021
2027	180,492
2028	183,963
Total minimum lease payments	748,713
Less: imputed interest	(250,558)
Present value of future minimum lease payments	498,155
Less: current obligations under leases	(112,502)
Long-term lease obligations	$385,653

12.    Net Income Per Share

Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed based upon the weighted-average number of common shares outstanding during the period plus the assumed issuance of common shares for all potentially dilutive securities.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The net income used in the calculation of basic and diluted net income per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income	$366,021	$388,775	$2,688,577	$4,349,191

In calculating the net income per share, basic and diluted, the following weighted-average shares were used:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Basic weighted-average number of shares outstanding	21,948,519	22,118,984	21,954,803	22,616,539
Dilutive stock options	—	6,786	—	5,865
Unvested time-based restricted shares	206,773	41,037	46,078	—
Unvested performance-based restricted shares	—	11,879	—	9,146
Diluted weighted-average shares outstanding	22,155,292	22,178,686	22,000,881	22,631,550

The Company excluded the following shares from the diluted EPS because their inclusion would have been anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Anti-dilutive options	—	63,214	—	64,135
Anti-dilutive unvested time-based restricted shares	408,816	355,788	478,005	327,300
Anti-dilutive unvested performance-based restricted shares	—	3,954	—	6,687
Total Anti-dilutive shares	408,816	422,956	478,005	398,122

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

The Company’s reportable segments are as follows:

a.	The Upstream segment activities include acquisition, development and production of oil, natural gas, and other liquid reserves on properties within North America;
b.	The Gas Gathering segment partners with two other companies to operate a natural gas gathering system; and
c.	The Corporate segment activities include corporate listing and governance functions of the Company.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Segment activity for the nine months ended September 30, 2024 and 2023 is as follows:

	Upstream	Gas Gathering	Corporate	Elimination	Consolidated
As of and for the nine months ended September 30, 2024
Operating revenue
Natural gas	$6,828,155	$—	$—	$—	$6,828,155
Natural gas liquids	1,096,678	—	—	—	1,096,678
Oil and condensate	10,193,535	—	—	—	10,193,535
Gathering and compression fees	—	5,306,759	—	(842,625)	4,464,134
Total operating revenue (1)	18,118,368	5,306,759	—	(842,625)	22,582,502

Operating costs
Operating costs	6,360,455	1,692,862	5,431,081	(842,625)	12,641,773
Depletion, depreciation, amortization and accretion	6,440,741	686,900	—	—	7,127,641
Operating income (loss)	5,317,172	2,926,997	(5,431,081)	—	2,813,088

Other income (expense)
Interest income	—	—	471,435	—	471,435
Interest expense	(35,117)	—	(35,527)	—	(70,644)
Gain on derivative contracts	245,095	—	—	—	245,095
Other income (expense)	111,637	—	(570)	—	111,067
Other income, net	321,615	—	435,338	—	756,953
Net income (loss) before income tax expense	$5,638,787	$2,926,997	$(4,995,743)	$—	$3,570,041

Segment assets
Current assets, net	$—	$—	$15,281,129	$—	$15,281,129
Proved properties	70,181,520	—	—	—	70,181,520
Unproved properties	28,292,321	—	—	—	28,292,321
Gathering system	—	6,766,726	—	—	6,766,726
Other property and equipment	906,897	—	—	—	906,897
Operating lease right-of-use asset	—	—	368,564	—	368,564
Total segment assets	$99,380,738	$6,766,726	$15,649,693	$—	$121,797,157

Capital expenditures (2)	$32,661,208	$249,818	$—	$—	$32,911,026

As of and for the nine months ended September 30, 2023
Operating revenue
Natural gas	$11,351,618	$—	$—	$—	$11,351,618
Natural gas liquids	669,295	—	—	—	669,295
Oil and condensate	2,488,271	—	—	—	2,488,271
Gathering and compression fees	—	8,694,987	—	(1,037,232)	7,657,755
Total operating revenue (1)	14,509,184	8,694,987	—	(1,037,232)	22,166,939

Operating costs
Operating costs	6,891,860	1,854,030	5,959,876	(1,037,232)	13,668,534
Depletion, depreciation, amortization and accretion	4,034,760	746,006	—	—	4,780,766
Operating income (loss)	3,582,564	6,094,951	(5,959,876)	—	3,717,639

Other income (expense)
Interest income	—	—	1,308,695	—	1,308,695
Interest expense	(71,619)	—	—	—	(71,619)
Loss on derivative contracts	1,672,535	—	—	—	1,672,535
Other income	4,083	—	1,086	—	5,169
Other income, net	1,604,999	—	1,309,781	—	2,914,780
Net income (loss) before income tax expense	$5,187,563	$6,094,951	$(4,650,095)	$—	$6,632,419

Segment assets
Current assets, net	$—	$—	$38,786,814	$—	$38,786,814
Proved properties	43,047,938	—	—	—	43,047,938
Unproved properties	26,185,843	—	—	—	26,185,843
Gathering system	—	7,452,917	—	—	7,452,917
Other property and equipment	3,832,225	—	—	—	3,832,225
Operating lease right-of-use asset	—	—	468,833	—	468,833
Total segment assets	$73,066,006	7,452,917	39,255,647	—	119,774,570

Capital expenditures (2)	$15,969,121	55,510	—	—	16,024,631

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

(1)	Segment operating revenue represents revenues generated from the operations of the segment. Inter-segment sales during the nine months ended September 30, 2024 and 2023 have been eliminated upon consolidation. For the nine months ended September 30, 2024, Epsilon sold natural gas to 30 unique customers. The two customers over 10% comprised 18% and 11% of total revenue. For the nine months ended September 30, 2023, Epsilon sold natural gas to 34 unique customers. The one customer over 10% comprised 20% of total revenue.
(2)	Capital expenditures for the Upstream segment consist primarily of the acquisition of properties, and the drilling and completing of wells while Gas Gathering consists of expenditures relating to the expansion, completion, and maintenance of the gathering and compression facility.

Segment activity for the three months ended September 30, 2024 and 2023 is as follows:

	Upstream	Gas Gathering	Corporate	Elimination	Consolidated
For the three months ended September 30, 2024
Operating revenue
Natural gas	$1,903,946	$—	$—	$—	$1,903,946
Natural gas liquids	335,271	—	—	—	335,271
Oil and condensate	3,964,736	—	—	—	3,964,736
Gathering and compression fees	—	1,334,706	—	(250,718)	1,083,988
Total operating revenue (1)	6,203,953	1,334,706	—	(250,718)	7,287,941

Operating costs
Operating costs	2,350,220	490,324	1,758,685	(250,718)	4,348,511
Depletion, depreciation, amortization and accretion	2,433,421	265,391	—	—	2,698,812
Operating income (loss)	1,420,312	578,991	(1,758,685)	—	240,618

Other income (expense)
Interest income	—	—	96,220	—	96,220
Interest expense	(17,598)	—	(35,527)	—	(53,125)
Loss on derivative contracts	440,712	—	—	—	440,712
Other income	9,994	—	—	—	9,994
Other income, net	433,108	—	60,693	—	493,801
Net income (loss) before income tax expense	$1,853,420	$578,991	$(1,697,992)	$—	$734,419

Capital expenditures (2)	$4,701,109	$133,720	$—	$—	$4,834,829

For the three months ended September 30, 2023
Operating revenue
Natural gas	$2,088,745	$—	$—	$—	$2,088,745
Natural gas liquids	228,012	—	—	—	228,012
Oil and condensate	924,774	—	—	—	924,774
Gathering and compression fees	—	3,366,370	—	(297,374)	3,068,996
Total operating revenue (1)	3,241,531	3,366,370	—	(297,374)	6,310,527

Operating costs
Operating costs	1,857,331	631,725	1,980,011	(297,374)	4,171,693
Depletion, depreciation, amortization and accretion	1,175,402	216,630	—	—	1,392,032
Operating (loss) income	208,798	2,518,015	(1,980,011)	—	746,802

Other income (expense)
Interest income	—	—	384,732	—	384,732
Interest expense	(8,760)	—	—	—	(8,760)
Loss on derivative contracts	(24,303)	—	—	—	(24,303)
Other income	369	—	99	—	468
Other (expense) income, net	(32,694)	—	384,831	—	352,137
Net income (loss) before income tax expense	$176,104	$2,518,015	$(1,595,180)	$—	$1,098,939

Capital expenditures (2)	$2,373,657	$21,006	$—	$—	$2,394,663
(1)	Segment operating revenue represents revenues generated from the operations of the segment. Inter-segment sales during the three months ended September 30, 2024 and 2023 have been eliminated upon consolidation. For the three months ended September 30, 2024, Epsilon sold natural gas to 22 unique customers. The three customers over 10% comprised 34%, 14%,

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

and 11% of total revenue. For the three months ended September 30, 2023, Epsilon sold natural gas to 28 unique customers. The two customers over 10% comprised 36% and 24% of total revenue.
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

Epsilon has historically elected not to designate any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for these financial commodity derivative contracts using the mark-to-market accounting method. Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as gain (loss) on derivative contracts on the condensed consolidated statements of operations and comprehensive income (loss). The related cash flow impact is reflected in cash flows from operating activities. During the three and nine months ended September 30, 2024, Epsilon recognized gains on commodity derivative contracts of $440,712 and $245,095, respectively. This amount included cash received on settlements on these contracts of $485,389 and $1,245,931, respectively. For the three and nine months ended September 30, 2023, Epsilon recognized (losses) gains on commodity derivative contracts of ($24,303) and $1,672,535, respectively. This amount included cash received on settlements on these contracts of $1,346,270 and $2,979,128, respectively.

Commodity Derivative Contracts

At September 30, 2024, the Company had outstanding natural gas NYMEX Henry Hub (“HH”) swaps totaling 1.13 Bcf, natural gas Tennessee Z4 basis swaps totaling 0.98 Bcf, and crude oil NYMEX WTI CMA swaps totaling 28 MBbls.

	Fair Value of Derivative Assets
	September 30,	December 31,
	2024	2023
Current
NYMEX Henry Hub swap	$164,940	$1,353,667
Tennessee Z4 basis swap	—	112,719
Crude Oil NYMEX WTI CMA	193,249	—
	$358,189	$1,466,386

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

	Fair Value of Derivative Liabilities
	September 30,	December 31,
	2024	2023
Current
NYMEX Henry Hub swap	$(85,258)	$—
Tennessee Z4 Basis swap	(173,512)	(366,131)
	$(258,770)	$(366,131)

Net Fair Value of Derivatives	$99,419	$1,100,255

The following table presents the changes in the fair value of Epsilon’s commodity derivatives for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Fair value of asset, beginning of the period	$144,096	$1,286,070	$1,100,255	$1,222,090
Gain (loss) on derivative contracts included in earnings	440,712	(24,303)	245,095	1,672,535
Settlement of commodity derivative contracts	(485,389)	(1,346,270)	(1,245,931)	(2,979,128)
Fair value of asset (liability), end of the period	$99,419	$(84,503)	$99,419	$(84,503)

15. Asset Retirement Obligations

Asset retirement obligations are estimated by management based on Epsilon’s net ownership interest in all wells and the gathering system, estimated costs to reclaim and abandon such assets and the estimated timing of the costs to be incurred in future periods, and the forecast risk free cost of capital. Epsilon has estimated the value of its total asset retirement obligations to be $3.6 million as of September 30, 2024 ($3.5 million at December 31, 2023). Each year we review, and to the extent necessary, revise our asset retirement obligations estimates in accordance with recent activity and current service costs.

The following tables summarize the changes in asset retirement obligations for the periods indicated:

	Nine Months Ended	Year ended
	September 30,	December 31,
	2024	2023
Balance beginning of period	$3,502,952	$2,780,237
Liabilities acquired	32,902	12,437
Liabilities disposed of	—	(46,961)
Wells plugged and abandoned	(88,992)	(509,802)
Change in estimates	6,695	1,178,142
Accretion	136,460	88,899
Balance end of period	$3,590,017	$3,502,952

16. Fair Value Measurements

The methodologies used to determine the fair value of our financial assets and liabilities at September 30, 2024 were the same as those used at December 31, 2023.

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

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

the marketplace, and are therefore designated as Level 2 within the valuation hierarchy. The Company utilizes its counterparties’ valuations to assess the reasonableness of its own valuations.

	September 30, 2024
	Level 1	Level 2	Level 3	Effect of Netting	Net Fair Value
Assets
Derivative contracts	$—	$358,189	$—	$(208,068)	$150,121
Cash equivalents	$297,205	$—	$—	$—	$297,205
Liabilities
Derivative contracts	$—	$258,770	$—	$(208,068)	$50,702

	December 31, 2023
	Level 1	Level 2	Level 3	Effect of Netting	Net Fair Value
Assets
Derivative contracts	$—	$1,219,025	$—	$—	$1,219,025
Cash equivalents	$195,669	$—	$—	$—	$195,669
Short term investments	$18,775,106	$—	$—	$—	$18,775,106
Liabilities
Derivative contracts	$—	$247,361	$—	$(366,131)	$(118,770)

17. Current Expected Credit Loss

Under ASU 326, Financial Instruments – Credit Losses, estimated losses on financial assets are provided through an allowance for credit losses. The majority of our financial assets are held in cash and cash equivalents. We also have accounts receivable which are primarily from purchasers of oil and natural gas, counterparties to our financial instruments, and revenues earned for compression and gathering services. Our oil, gas, and natural gas liquids accounts receivables are generally collected within 30 days after the end of the month. Compression and gathering receivables are generally collected within 60 days after the end of the month. We assess collectability through various procedures, including review of our trade receivable balances by counterparty, assessing economic events and conditions, our historical experience with counterparties, the counterparty’s financial condition and the amount and age of past due accounts. As of September 30, 2024 and December 31, 2023, we determined that our allowance for credit loss was nil.

18. Subsequent Events

In October 2024, Epsilon formed a joint venture with a private operator covering lands in the Western Canadian Sedimentary Basin in Alberta, Canada. Epsilon will earn a 25% working interest across approximately 160,000 gross acres after fulfilling a carried interest commitment of $7.3 million before December 1, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of trends and significant changes in our results of operations and the financial condition of Epsilon Energy Ltd. and its subsidiaries for the periods presented. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto presented in this report, including the unaudited condensed consolidated financial statements as of September 30, 2024 and 2023 and for the nine months then ended together with accompanying notes, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Actual results and the timing of events may differ materially from those contained in these forward- looking statements due to a number of factors. See “Part II. Item 1A. Risk Factors” and “Forward-Looking Statements.”

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

At September 30, 2024 we held leasehold rights to 23,630 net acres. We have natural gas production from our non-operated wells in Pennsylvania, and oil, natural gas liquids, and natural gas production from our non-operated wells in Texas, New Mexico, Oklahoma, and Alberta, Canada.

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

Business Strategy

We are committed to disciplined capital allocation including shareholder returns in the form of dividends and share buybacks. We plan to maintain a strong balance sheet and liquidity position to allow us to opportunistically invest in both our existing project areas and potential new projects.

Historically, our investments have been focused on our position in the Marcellus unconventional reservoir in Pennsylvania (“PA”). Our PA assets are supported by our 35% ownership in the Auburn GGS and we have a substantial remaining drillable location inventory within our existing leaseholds.

More recently, our investments have been focused in the Permian Basin in Texas and the Western Canadian Sedimentary Basin in Alberta, Canada.

On February 27, 2024, Epsilon acquired a 25% working interest in three producing wells and 3,246 gross undeveloped acres on the Central Basin Platform in Ector County, Texas from a private operator. The assets are immediately offset to the assets acquired in June 2023. The total purchase price was $14.8 million.

In the second and third quarter of 2024, Epsilon participated in the drilling and completion of 2 gross wells in Ector County, Texas. The wells were put on production in June and August 2024.

In April 2024, Epsilon acquired a 50% working interest in 14,243 gross acres for $1.0 million. Epsilon participated in the drilling of 2 gross wells in the third and fourth quarter of 2024.

In October 2024, Epsilon formed a joint venture with a private operator covering lands in the Western Sedimentary Basin in Alberta, Canada. Epsilon will earn a 25% working interest across approximately 160,000 gross acres after fulfilling a carried interest commitment of $7.3 million before December 1, 2025.

We continue to evaluate new opportunities in numerous onshore North American natural gas and oil basins.

Three and nine months ended September 30, 2024 Highlights

Operational Highlights

Marcellus Shale – Pennsylvania

●	During the three months ended September 30, 2024, Epsilon's realized natural gas price was $1.54 per Mcf, a 44% increase over the three months ended September 30, 2023. During the nine months ended September 30, 2024, Epsilon's realized natural gas price was $1.60 per Mcf, an 8% decrease over the nine months ended September 30, 2023.
●	During the three months ended September 30, 2024, Epsilon’s net revenue interest natural gas production was 1.2 Bcf compared to 1.7 Bcf during the same period in 2023, a 32% decrease. During the nine months ended September 30, 2024, Epsilon’s net revenue interest natural gas production was 4.0 Bcf compared to 6.0 Bcf during the same period in 2023, a 33% decrease.
●	Gathered and delivered 7.0 Bcf gross (2.5 net to Epsilon's interest) during the three months ended September 30, 2024, or 76 MMcf/d through the Auburn Gas Gathering System. Gathered and delivered 30.2 Bcf gross (10.6 net to Epsilon's interest) during the nine months ended September 30, 2024, or 111 MMcf/d through the Auburn Gas Gathering System.
●	On May 17, 2024, Epsilon Energy USA, Inc. ("Epsilon”) executed a new Anchor Shipper Gas Gathering Agreement for Northern Pennsylvania (the "ASGGA”) with operator Appalachia Midstream Services, LLC for a primary term of ten years and an effective date of January 1, 2024. Epsilon simultaneously terminated the prior agreement. The new ASGGA establishes fixed gathering, compression and cross-flow rates for all shippers on each system into which Epsilon produces natural gas. These rates will be adjusted annually by the Consumer Price Index for All Urban Consumers ("CPI-U”) commencing January 2025. Notably, the gathering rates in Auburn GGS, Rome GGS & Overfield GGS will no longer be subject to a cost-of-service redetermination annually; however, acreage dedications, service priority levels, required shipper approvals and shipper voting procedures are all substantially similar to the prior agreement. The new fixed rate for gathering services in Auburn GGS for 2024 is $0.475 per MMBtu.
●	At September 30, 2024, the Company had seven gross (.7 net) drilled and completed wells waiting to be turned in line.

Permian Basin – Texas and New Mexico

●	During the three months ended September 30, 2024, Epsilon's realized price for all Permian Basin production was $54.19 per Boe (90% liquids), a 16% increase over the three months ended September 30, 2023. During the nine months ended September 30, 2024, Epsilon's realized price for all Permian Basin production was $53.82 per Boe (86% liquids), a 14% increase over the nine months ended September 30, 2023.
●	Total net revenue interest production for the three months ended September 30, 2024, which included oil, natural gas liquids, and natural gas, was 73.3 Mboe compared to 13.9 Mboe during the same period in 2023, a 428% increase. Total net revenue interest production for the nine months ended September 30, 2024, which included oil, natural gas liquids, and natural gas, was 191.4 Mboe compared to 28.8 Mboe during the same period in 2023, a 565% increase.

Anadarko, NW Stack Trend – Oklahoma

●	During the three months ended September 30, 2024, Epsilon's realized price for all Oklahoma production was $4.12 per Mcfe (58% natural gas), a 16% decline from the three months ended September 30, 2023. During the nine months ended September 30, 2024, Epsilon's realized price for all Oklahoma production was $4.31 per Mcfe (59% natural gas), a 20% decline from the nine months ended September 30, 2023.
●	Total net revenue interest production for the three months ended September 30, 2024 included natural gas, oil and other liquids and was 0.10 Bcfe, a 34% decrease from the same period in 2023. Total net revenue interest production for the nine months ended September 30, 2024 included natural gas, oil and other liquids and was 0.32 Bcfe, a 36% decrease from the same period in 2023.

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

The table below sets forth a reconciliation of net income to Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023, which is the most directly comparable measure of financial performance calculated under U.S. GAAP and should be reviewed carefully.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income	$366,021	$388,775	$2,688,577	$4,349,191
Add Back:
Interest income, net	(43,095)	(375,972)	(400,791)	(1,237,076)
Income tax expense	368,398	710,164	881,464	2,283,228
Depreciation, depletion, amortization, and accretion	2,698,812	1,392,032	7,127,641	4,780,766
Stock based compensation expense	309,109	439,653	944,267	799,149
Loss on sale of assets	—	—	—	1,449,871
Loss on derivative contracts net of cash received or paid on settlement	44,677	1,370,573	1,000,836	1,306,593
Foreign currency translation loss	—	(98)	570	(1,086)
Adjusted EBITDA	$3,743,922	$3,925,127	$12,242,564	$13,730,636

Results of Operations

Net Operating Revenues

For the nine months ended September 30, 2024 revenues increased $0.4 million, or 2%, to $22.6 million from $22.2 million during the same period of 2023.

Revenue and volume statistics for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues
Pennsylvania
Natural gas revenue	$1,833,371	$1,873,658	$6,435,027	$10,482,695
Volume (MMcf)	1,190	1,746	4,032	6,035
Avg. Price ($/Mcf)	$1.54	$1.07	$1.60	$1.74
Gathering system revenue (net of elimination)	$1,083,988	$3,068,996	$4,464,134	$7,657,755
Total PA Revenues	$2,917,359	$4,942,654	$10,899,161	$18,140,450
Permian Basin
Natural gas revenue	$(27,499)	$23,298	$11,322	$57,742
Volume (MMcf)	57	15	158	35
Avg. Price ($/Mcf)	$(0.48)	$1.53	$0.07	$1.67
Natural gas liquids revenue	$239,262	$67,441	$780,946	$136,640
Volume (MBOE)	13.1	3.2	39.1	7.1
Avg. Price ($/Bbl)	$18.31	$21.09	$19.99	$19.30
Oil and condensate revenue	$3,757,574	$555,335	$9,510,780	$1,158,750
Volume (MBbl)	50.7	8.1	126.1	15.9
Avg. Price ($/Bbl)	$74.11	$68.19	$75.45	$72.73
Total Permian Basin Revenues	$3,969,337	$646,074	$10,303,048	$1,353,132
Oklahoma
Natural gas revenue	$98,074	$191,789	$381,806	$811,181
Volume (MMcf)	57	88	188	278
Avg. Price ($/Mcf)	$1.72	$2.19	$2.04	$2.92
Natural gas liquids revenue	$96,009	$160,571	$315,732	$532,655
Volume (MBOE)	4.1	5.4	13.4	19.0
Avg. Price ($/Bbl)	$23.60	$29.70	$23.55	$28.08
Oil and condensate revenue	$207,162	$369,439	$682,755	$1,329,521
Volume (MBbl)	2.7	4.7	8.7	17.5
Avg. Price ($/Bbl)	$77.33	$79.42	$78.06	$75.77
Total OK Revenues	$401,245	$721,799	$1,380,293	$2,673,357
Total Revenues	$7,287,941	$6,310,527	$22,582,502	$22,166,939

Upstream natural gas revenue for the nine months ended September 30, 2024 decreased by $4.5 million, or 40%, over the same period in 2023. A decrease of $1.0 million was due to lower natural gas prices and a decrease of $3.5 million was due to lower sales volumes as a result of natural decline in the wells and operator elected well shut-ins due to poor natural gas pricing in Pennsylvania. Upstream natural gas revenue for the three months ended September 30, 2024 decreased by $0.2 million, or 9%, over the same period in 2023. An increase of $0.4 million was due to higher natural gas prices and a decrease of $0.6 million was due to lower sales volumes as a result of natural decline in the wells and operator elected well shut-ins due to poor natural gas pricing in Pennsylvania.

Upstream natural gas liquids revenue for the nine months ended September 30, 2024 increased by $0.4 million, or 64% over the same period in 2023.  An increase of $0.7 million was due to additional sales volumes from new wells drilled and acquired in the Permian Basin and a decrease of $0.3 million was due to lower sales prices. Upstream natural gas liquids revenue for the three months ended September 30, 2024 increased by $0.1 million, or 47% over the same period in 2023. An increase of $0.2 million was due to additional sales volumes from a new well drilled in the Permian Basin and a decrease of $0.1 million was due to lower sales prices.

Upstream oil and condensate revenue for the nine months ended September 30, 2024 increased by $7.7 million, or 310% over the same period in 2023.  An increase of $7.5 million was due to additional sales volumes from new wells drilled and acquired in the Permian Basin and an increase of $0.2 million was due to slightly higher prices. Upstream oil and condensate revenue for the three months ended September 30, 2024 increased by $3.0 million, or 329% over the same period in 2023.  An increase of $2.9 million was due to additional sales volumes from a new well drilled in the Permian Basin offset and an increase of $0.1 million was due to slightly higher prices.

Gathering system revenue decreased $3.2 million, or 42%, for the nine months ended September 30, 2024 over the same period in 2023. This was primarily the result of lower anchor shipper volumes due to natural decline in the wells and operator elected well shut-ins, offset partially by a 17% increase in the Auburn gathering rate. Gathering system revenue decreased $2.0 million, or 65%, for the three months ended September 30, 2024 over the same period in 2023. This was primarily the result of lower anchor shipper volumes due to natural decline in the wells and operator elected well shut-ins, offset partially by a 17% increase in the Auburn gathering rate. Revenues derived from transporting and compressing our production, which have been eliminated from gathering system revenues amounted to $0.3 million and $0.8 million, respectively, for the three and nine months ended September 30, 2024, and $0.3 million and $1.0 million, respectively, for the three and nine months ended September 30, 2023.

Operating Costs

The following table presents total cost and cost per unit of production (Mcfe), including ad valorem, severance, and production taxes for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Lease operating costs (net of elimination)	$2,099,501	$1,559,957	$5,517,830	$4,404,757
Gathering system operating costs	490,325	631,725	1,692,862	1,854,000
	$2,589,826	$2,191,682	$7,210,692	$6,258,757

Upstream operating costs—Total $/Mcfe	1.22	0.79	1.00	0.66
Gathering system operating costs $/Mcf	0.23	0.15	0.39	0.16

Operating costs include the effects of elimination entries to remove the gathering fees paid to Epsilon’s ownership in the gathering system.

Upstream operating costs consist of lease operating expenses necessary to extract natural gas and oil, including gathering and treating the natural gas and oil to ready it for sale. For the nine months ended September 30, 2024 these costs increased by $1.1 million, or 25%, over the same period in 2023. The increase is primarily due to the acquired and developed wells in the Permian Basin during the fourth quarter of 2023 and 2024. For the three months ended September 30, 2024 these costs increased by $0.5 million, or 35%, over the same period in 2023. The increase is primarily due to the acquired and developed wells in the Permian Basin during the fourth quarter of 2023 and 2024.

The higher unit operating costs in the three and nine months ending September 30, 2024 were primarily due to the higher liquids proportion of sales (Mcfe).

Gathering system operating costs consist primarily of rental payments for the natural gas fueled compression units and overhead fees due to the system’s operator. For the nine months ended September 30, 2024, gathering system operating costs were constant, decreasing by $0.2 million, or 9% from the same period in 2023. For the three months ended September 30, 2024, gathering system operating costs decreased by $0.1 million, or 22% from the same period in 2023. The decrease related to lower throughput volumes.

Depletion, Depreciation, Amortization and Accretion (“DD&A”)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Depletion, depreciation, amortization and accretion	$2,698,812	$1,392,032	$7,127,641	$4,780,766

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

DD&A expense for the three and nine months ended September 30, 2024 increased by $1.3 million, or 94%, and $2.3 million, or 49%, respectively, from the same periods in 2023. This increase was a result of the new production in the Permian Basin and a lower reserve base in Pennsylvania used in the calculation, driven by lower SEC realized natural gas prices.

General and Administrative (“G&A”)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
General and administrative	$1,758,685	$1,980,011	$5,431,081	$5,959,906

G&A expenses consist of general corporate expenses such as compensation, legal, accounting and professional fees, consulting services, travel and other related corporate costs such as restricted stock units granted.

G&A expenses for the three and nine months ended September 30, 2024 and 2023 decreased by $0.2 million, or 11%, and $0.5 million, or 9%, respectively, from the same period in 2023. This was primarily due to lower cash bonus expenses and lower legal fees.

Interest Income

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Interest income	$96,220	$384,732	$471,435	$1,308,695

Interest income for the three and nine months ended September 30, 2024 and 2023 decreased by $0.3 million, or 75%, and $0.8 million, or 64%, respectively, from the same period in 2023.  This was primarily due to a reduction in the amount of outstanding financial instruments in short term investments.

Interest Expense

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Interest expense	$53,125	$8,760	$70,644	$71,619

Interest expense is related to the fees paid on the revolving credit facility.

Interest expense during the nine months ended September 30, 2024 and 2023 was materially unchanged. Interest expense for the three months ended September 30, 2024 and 2023 increased by $0.04 million, or 506%, as a result of a change in the fee structure under the new credit facility.

Gain (Loss) on Derivative Contracts

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Gain (loss) on derivative contracts	$440,712	$(24,303)	$245,095	$1,672,535

For the three and nine months ended September 30, 2024, Epsilon had NYMEX HH Natural Gas futures swaps, Tennessee Gas Pipeline Zone 4 basis swaps, and crude oil NYMEX WTI CMA swaps derivative contracts for the purpose of hedging a portion of its physical natural gas and oil sales revenue. For the three and nine months ended September 30, 2023, Epsilon had NYMEX HH Natural Gas Futures swaps and Tennessee Gas Pipeline Zone 4 basis swap derivative contracts for the purpose of hedging a portion of its physical natural gas sales revenue.

During the three and nine months ended September 30, 2024, we received net cash settlements of $485,389 and $1,245,931, respectively. During the three and nine months ended September 30, 2023, we received net cash settlements of $1,346,270 and $2,979,128, respectively.

For the nine months ended September 30, 2024, net gains on derivative contracts decreased by $1.4 million. This decrease was primarily the result of NYMEX Henry Hub prices not declining as much relative to the strike price of the hedge in 2024 as compared to 2023. For the three months ended September 30, 2024, net gains on derivative contracts increased by $0.5 million. This increase was primarily a result of declining NYMEX Henry Hub and WTI CMA prices in 2024. There were minimal price fluctuations for the same period in 2023.

Capital Resources and Liquidity

Cash Flow

The primary source of cash for Epsilon during the three and nine months ended September 30, 2024 and 2023 was funds generated from operations. The primary uses of cash for the three and nine months ended September 30, 2024 and 2023 were the development of upstream properties, investment in U.S. Treasury Bills, the repurchase of shares of common stock, and the distribution of dividends.

At September 30, 2024, we had a working capital surplus of $7.5 million, a decrease of $25.7 million from the $33.2 million surplus at December 31, 2023. The Company anticipates its current cash balance, short term investments, available borrowings, and cash flows from operations to be sufficient to meet its cash requirements for at least the next twelve months.

Nine months ended September 30, 2024 compared to 2023

During the nine months ended September 30, 2024, $11.8 million was provided by the Company’s operating activities, compared to $14.4 million during the same period in 2023, representing an 18% decrease.

The Company used $11.0 million and $37.1 million of cash for investing activities during the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, the Company had net investments of $30.1 million primarily on leasehold and well costs in Pennsylvania, Texas, and Canada offset by net proceeds of $19.1 million in U.S. Treasury Bills. During the nine months ended September 30, 2023, the Company had net investments of $18.3 million in U.S. Treasury Bills and $18.8 million in leasehold and development costs targeting increasing production in Pennsylvania, the Permian Basin, and Oklahoma.

The Company used $5.9 million and $10.1 million of cash for financing activities during the nine months ended September 30, 2024 and 2023, respectively. This was spent on dividend payments and the repurchase of shares of common stock.

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

During the three and nine months ended September 30, 2024, 125,000 shares have been repurchased at a price of $5.00 per share (excluding commissions) under the new program. These shares are currently held in treasury and will be retired during the fourth quarter of 2024.

The previous share repurchase program commenced on March 27, 2023 and ended on March 26, 2024. During the year ended December 31, 2023, we repurchased 968,149 common shares at an average price of $5.08 per share (excluding commissions) under the previous plan. In 2024, we repurchased and retired 248,700 shares at a price of $4.82 per share (excluding commissions) before the plan terminated.

During the nine months ended September 30, 2024, the Company repurchased 373,700 shares at a price of $4.88 per share (excluding commissions) under the two consecutive repurchase programs.

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

At September 30, 2024, Epsilon’s outstanding natural gas and crude oil commodity contracts consisted of the following:

		Weighted Average
	Volume	Price ($/MMbtu)	Fair Value of Asset
Derivative Type	(MMbtu)	Swaps	September 30, 2024
2024
NYMEX Henry Hub swap	457,500	$3.24	$45,693
Tennessee Z4 basis swap	305,000	$(1.04)	$(65,925)
	762,500		$(20,232)
2025
NYMEX Henry Hub swap	675,000	$3.47	$33,990
Tennessee Z4 basis swap	675,000	$(0.74)	$(107,588)
	1,350,000		$(73,598)

			Fair Value
	Volume	Weighted Average	September 30,
Derivative Type	(Bbl)	Price ($/Bbl)	2024
2024
Crude Oil NYMEX WTI CMA	14,983	$74.34	$98,978
2025
Crude Oil NYMEX WTI CMA	13,162	$74.34	$94,271
	28,145		$193,249

Contractual Obligations

The Company enters into commitments for capital expenditures in advance of the expenditures being made. As of September 30, 2024, the Company has no unpaid short term commitments for capital expenditures and has long term commitments of $15.2 million for asset retirement obligations.

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

At September 30, 2024 and 2023, the outstanding principal balance under the credit agreement was nil.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures were effective as of September 30, 2024 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by Epsilon Energy Ltd.

The following table contains information about our acquisition of equity securities during the nine months ended September 30, 2024.

			Maximum number
			of shares
	Total number	Average price	remaining to be
	of shares	paid per	purchased under
	purchased	share	the program
Beginning of normal-course issuer bid, March 27, 2023 (1)			1,324,495
January 2024	248,700	$4.82
Total as of March 26, 2024	248,700	$4.82	1,075,795

Beginning of normal-course issuer bid, March 27, 2024 (2)			2,191,320
September 2024	125,000	$5.00
Total as of September 30, 2024	125,000	$5.00	2,066,320

(1)	Epsilon repurchased these shares under its 2023-2024 share repurchase program that commenced on March 27, 2023 and terminated on March 26, 2024.
(2)	Epsilon repurchased these shares under its 2024-2025 share repurchase program that commenced on March 27, 2024 and terminates on March 26, 2025.

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

Epsilon Energy Ltd.
(Registrant)

Date: November 6, 2024	By:	/s/ J. Andrew Williamson
J. Andrew Williamson
Chief Financial Officer