Form 10-K
period 2024-12-31
Epsilon Energy Ltd.
filed 2025-03-19
CIK 1726126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $90.9 million. There were 22,008,766 Common Shares (no par value) outstanding as of March 18, 2025.

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

‘‘ABCA’’ Business Corporations Act (Alberta).

‘‘Anchor shippers’’ Parties listed in the Anchor Shipper Gas Gathering Agreement for Northern Pennsylvania, including Epsilon Energy USA, Inc., Equinor USA Onshore Properties, Inc., and Expand Energy Corporation. for the Auburn Gas Gathering System.

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

“GGS” A natural gas gathering system.

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

At December 31, 2024, Epsilon’s total estimated net proved reserves were 69,401 million cubic feet of natural gas reserves, 876,808 barrels of NGL reserves, and 1,572,465 barrels of oil and other liquids. Epsilon holds leasehold rights to approximately 102,506 gross (23,602 net) acres. The Company has natural gas production in the Marcellus Shale in Pennsylvania; oil, natural gas liquids and natural gas production in the Permian Basin in Texas and New Mexico, the NW Anadarko Basin in Oklahoma; and oil production in the Western Canadian Sedimentary Basin in Alberta, Canada.

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

Substantially all the Pennsylvania acreage (4,807 net) is dedicated to the Auburn Gas Gathering System, or the Auburn GGS, located in Susquehanna County, Pennsylvania for a 10-year term expiring in 2033 under an operating agreement whereby the Auburn GGS owners charge a fixed gathering and compression rate which is adjusted annually by the CPI-U All Urban Consumer Price Index published by the US Bureau of Labor Statistics. We own a 35% interest in the Auburn GGS which is operated by a subsidiary of Williams Partners, LP. In 2024, we paid $2.4 million (after elimination) to the Auburn GGS to gather and treat our 5.7 Bcf of natural gas production in Pennsylvania ($2.5 million after elimination was paid to the Auburn GGS to gather and treat our 7.9 Bcf in 2023), including the fees paid to our subsidiary, Epsilon Midstream.

Our principal executive office is located at 500 Dallas Street, Suite 1250, Houston, Texas 77002, and our telephone number at that address is (281) 670-0002. Our registered office in Alberta, Canada is located at 14505 Bannister Road SE, Suite 300, Calgary, AB, Canada T2X 3J3.

Business highlights of 2024

Operational Highlights

Marcellus Shale—Pennsylvania

●	During the year ended December 31, 2024, Epsilon’s realized natural gas price was $1.80 per Mcf, excluding the impact of hedges, a 4% increase from $1.74 for the year ended December 31, 2023.
●	Total natural gas sales for the year ended December 31, 2024 were 5.7 Bcf, a 28% decrease from the 7.9 Bcf for the year ended December 31, 2023, driven by curtailed production volumes.
●	Gathered and delivered 36.9 Bcf gross (12.9 Bcf net to Epsilon’s interest) during the year, or 101 MMcf/d through the Auburn GGS.
●	We participated in the drilling of 3 gross (0.04 net) and the completion of 10 gross (0.82 net) Marcellus wells in 2024. Three completed wells went into production in October 2024.
●	At year end, the Company had 7 gross (0.27 net) wells waiting to turn on line.

Permian Basin—Texas and New Mexico

●	During the year ended December 31, 2024, Epsilon’s realized price for all Permian Basin production was $53.52 per BOE, excluding the impact of hedges, a 2% increase from the $52.49 for the year ended December 31, 2023.
●	Total sales for the year ended December 31, 2024, including oil, natural gas, and other liquids, were 259 MBOE, a 242% increase from the 75.7 MBOE for the year ended December 31, 2023.
●	In 2024, the Company acquired a 25% working interest in three producing wells and 3,246 gross undeveloped acres in Ector County, Texas.
●	In 2024, the Company participated in the drilling and completion of 2 gross (0.5 net) wells in Texas. These wells went into production in May 2024 and July 2024.

Anadarko, NW STACK Trend—Oklahoma

●	During the year ended December 31, 2024, Epsilon’s realized price for all Oklahoma production was $4.34 per Mcfe, excluding the impact of hedges, a 19% decrease from $5.35 for the year ended December 31, 2023.
●	Total sales for the year ended December 31, 2024, including natural gas, oil, and other liquids, were 0.41 Bcfe, a 32% decrease from 0.60 Bcfe for the year ended December 31, 2023.

Western Canadian Sedimentary Basin—Alberta, Canada

●	During the year ended December 31, 2024, Epsilon’s realized price for Canada oil production was $46.04 per Bbl.
●	Total oil sales for the year ended December 31, 2024 were 2.5 MBbl.
●	In 2024, the Company participated in the drilling of 4 gross (1.5 net) wells in Canada. One well went into production in September 2024. As of December 31, 2024, one well was deemed non-commercial, one well was still being drilled, and one well was waiting on completion.

Properties

Wells

As of December 31, 2024, Epsilon’s 102,506 gross (23,602 net) acres are located in the United States and Canada and include 368 gross (37.90 net) wells.

	Gross(1)	Net(2)
Producing Wells
Gas	274	29.87
Oil	39	5.58
Total Producing Wells	313	35.45
Non-Producing Wells	55	2.45
Total Wells	368	37.90

Acreage

As of December 31, 2024, our leasehold inventory consisted of the following acreage amounts, rounded to the nearest acre:

	Gross(1)	Net(2) (3)
Developed Acres
Pennsylvania	11,270	4,807
Texas	2,763	691
Oklahoma	5,113	991
Canada	640	320
	19,786	6,809
Undeveloped Acres
Pennsylvania	335	327
Texas	13,829	3,455
Oklahoma	54,953	6,209
Canada	13,603	6,802
	82,720	16,793
Total Acres
Pennsylvania	11,605	5,134
Texas	16,592	4,146
Oklahoma	60,066	7,200
Canada	14,243	7,122
Total acres	102,506	23,602

(1)	“Gross” means one-hundred percent of the working interest ownership in each leasehold tract of land.
(2)	“Net” means the Company’s fractional working interest share in each leasehold tract of land on which productive wells have been drilled.
(3)	“Net Undeveloped” means the Company’s fractional working interest share in each leasehold tract of land where productive wells have yet to be drilled.

Business Segments

Our operations are conducted by two operating segments for which information is provided in our consolidated financial statements for the years ended December 31, 2024 and 2023.

The two segments are as follows:

Upstream: Activities include interest in the acquisition, exploration, development and production of oil and natural gas reserves.

Gathering System: Interest in a natural gas gathering system.

For information about our segment’s revenues, profits and losses, total assets, and total liabilities, see Note 14 “Operating Segments” in the Notes to Consolidated Financial Statements.

Oil and Natural Gas Production and Revenues and Gathering System Revenues

A summary of our net oil and natural gas production, average oil and natural gas prices and related revenues and our gathering system revenues for the years ended December 31, 2024 and 2023, respectively, follows:

	Year ended
	December 31,
	2024	2023
Production Volumes
Pennsylvania
Natural gas (MMcf)	5,699	7,906
Total (Mmcfe)	5,699	7,906
Permian Basin
Natural gas (MMcf)	205	80
Natural gas liquids (MBOE)	52	18
Oil & other liquids (MBbl)	173	44
Total (Mmcfe)	1,554	454
Oklahoma
Natural gas (MMcf)	237	354
Natural gas liquids (MBOE)	17	21
Oil & other liquids (MBbl)	11	21
Total (Mmcfe)	408	605
Canada
Oil & other liquids (MBbl)	3	-
Total (Mmcfe)	15	-
Company Total
Natural gas (MMcf)	6,142	8,340
Natural gas liquids (MBOE)	69	39
Oil & other liquids (MBbl)	187	65
Total (Mmcfe)	7,676	8,965

	Year ended
	December 31,
	2024	2023
Revenues
Pennsylvania
Natural gas revenue	$10,247,834	$13,733,052
Avg. Price ($/Mcf)	$1.80	$1.74
Gathering system revenue (net of elimination)	$5,524,063	$9,790,531
Total PA Revenues	$15,771,897	$23,523,583
Permian Basin
Natural gas revenue	$32,930	$117,112
Avg. Price ($/Mcf)	$0.16	$1.47
Natural gas liquids revenue	$1,060,967	$353,612
Avg. Price ($/Bbl)	$20.48	$19.78
Oil and condensate revenue	$12,770,258	$3,501,098
Avg. Price ($/Bbl)	$73.81	$78.71
Total Permian Basin Revenues	$13,864,155	$3,971,822
Oklahoma
Natural gas revenue	$505,304	$1,014,050
Avg. Price ($/Mcf)	$2.13	$2.87
Natural gas liquids revenue	$420,991	$630,806
Avg. Price ($/Bbl)	$24.16	$29.96
Oil and condensate revenue	$844,265	$1,589,491
Avg. Price ($/Bbl)	$76.75	$76.37
Total OK Revenues	$1,770,560	$3,234,347
Canada
Oil and condensate revenue	$116,163	$—
Avg. Price ($/Bbl)	$—	$—
Total Canada Revenues	$116,163	$—
Total Company Revenues	$31,522,775	$30,729,752

Gathering System Operations

Epsilon Energy USA is the 100% owner of Epsilon Midstream, which owns a 35% undivided interest in the Auburn GGS, located in Susquehanna County, Pennsylvania, with partners Appalachia Midstream Services, LLC (43.875%) and Equinor Pipelines, LLC (21.125%). The Anchor Shippers, consisting of Epsilon Energy USA, Equinor USA Onshore Properties, Inc., and Expand Energy Corporation, dedicated approximately 18,000 mineral acres to the Auburn GGS on January 1, 2012 for an initial term of 15 years under an Anchor Shopper Gas Gathering Agreement for Northern Pennsylvania whereby the Auburn GGS owners receive a fixed percentage rate of return on the total capital invested in the construction of the system.

On May 17, 2024, Epsilon Energy USA, Inc. (“Epsilon”) executed a new Anchor Shipper Gas Gathering Agreement for Northern Pennsylvania (the “ASGGA”) with operator Appalachia Midstream Services, LLC for a primary term of ten years and an effective date of January 1, 2024. Epsilon simultaneously terminated the prior agreement. The new ASGGA establishes fixed gathering, compression and cross-flow rates for all shippers on each system into which Epsilon produces natural gas. These rates will be adjusted annually by the Consumer Price Index for All Urban Consumers (“CPI-U”) commencing January 2025. Notably, the gathering rates in Auburn GGS, Rome GGS & Overfield GGS will no longer be subject to a cost-of-service redetermination annually; however, acreage dedications, service priority levels, required shipper approvals and shipper voting procedures are all substantially consistent with the prior agreement.

Revenues from the Auburn GGS are earned primarily from the Anchor Shippers with well pads located within the Auburn GGS system boundary. Revenues are also earned when natural gas originating in adjacent gathering systems flow into the Auburn GGS (“cross-flow gas”) to the compression facility, and then to the delivery meter at Tennessee Gas Pipeline. The relative mix of Anchor Shipper gas and cross-flow gas is critical to the revenue and earnings of the Auburn GGS because the cross-flow gathering rate is only 25% of the Anchor Shipper rate. Shippers cross-flowing gas must pay the gathering rate of the originating gathering system plus 25% of the Auburn GGS gathering rate. The purpose of the reduced rate is to attract additional volumes that require delivery to Tennessee Gas Pipeline when there is spare capacity at the Auburn compression facility, or the “Auburn CF”.

The Auburn GGS consists of approximately 44 miles of gathering pipelines, a small auxiliary compression facility and a main compression facility with three dehydration units and three Caterpillar 3612 compression units. At inception, the capacity of the Auburn CF was approximately 330,000 Mcf per day at a design suction pressure of 800 psig. The design suction pressure was subsequently reduced to 550 psig in June 2020 at the request of the Anchor Shippers. This request served to minimize throughput decline during a period of low pricing in which the drilling of new wells was undesirable. The design suction pressure at the Auburn compression facility was reduced further from 550 psig to 450 psig in January 2025. Operating at the lower design suction pressure has the benefit of reducing hydrate occurrences in the system which can pose an operational hazard. The current system capacity of the Auburn CF at this lower design pressure is approximately 220,000 Mcf per day. The facility capacity could be increased again, if required, by either adding compression units or increasing the design suction pressure.

The Auburn CF delivers processed natural gas into the Tennessee Gas Pipeline at the Shoemaker Dehy receipt meter. The Auburn GGS is connected with the adjacent Rome GGS, which allows for the receipt of additional natural gas to maximize utilization of the Auburn CF and Tennessee Gas Pipeline meter capacity.

During the years ended December 31, 2024 and 2023, the Auburn GGS delivered 36.9 Bcf and 66.2 Bcf respectively, of natural gas, or 101 and 181 MMcf per day.

Gathering system revenues derived from Epsilon’s production, which have been eliminated from total gathering system revenues (“elimination entry”), amounted to $1.1 million and $1.4 million, respectively, for the years ended December 31, 2024 and 2023.

Proved Reserves

Per our reserve report prepared by independent petroleum consultants, DeGolyer and MacNaughton, our estimated proved reserves as of December 31, 2024, are summarized in the table below. See Risk Factors for information relating to the uncertainties surrounding these reserve categories.

	Natural Gas	Natural Gas	Oil and Other	Total
	MMcf	Liquids MBbl	Liquids MBbl	MMcfe
Proved developed reserves	56,851	490	847	64,872
Proved undeveloped reserves	12,550	387	725	19,225
Total Proved Reserves at December 31, 2024	69,401	877	1,572	84,097

Changes in Total Proved Undeveloped Reserves
Proved undeveloped reserves at December 31, 2023	18,361	134	69	19,581
Revisions of previous estimates	10,029	—	(4)	10,001
Acquisitions	785	253	660	6,268
Transfers to proved developed	(16,625)	—	—	(16,625)
Proved undeveloped reserves at December 31, 2024	12,550	387	725	19,225

Revisions to previous estimates for total proved undeveloped reserves for 2024 include additions of 10,244 MMcfe related to changes to the previously adopted development plan and reductions of 182 MMcfe related to well performance and reductions of 61 MMcfe related to commodity pricing. Acquisitions of 6,268 MMcfe relates to acreage acquired in Texas. Transfers to proved developed of 16,625 MMcfe relates to the development of wells in Pennsylvania and the Permian Basin.

Our development capital spending to convert proved undeveloped reserves to proved developed reserves for the periods indicated is as follows:

●	In 2024 in Pennsylvania, we drilled 3 gross (0.04 net) wells and participated in the completion of 10 gross (0.82 net) wells. The three wells turned online in October 2024.

●	In 2023 in Pennsylvania, we drilled 7 gross (0.74 net) wells and completed 2 gross (0.02 net) wells. The two wells turned online in January 2023.
●	In 2024 in the Permian Basin, the Company participated in the drilling and completion of 2 gross (0.5 net) wells. These wells went into production in Texas in May 2024 and July 2024.

●	In 2023 in the Permian Basin, The Company participated in the drilling and completion of 4 gross (0.7 net) wells. These wells went into production in April 2023 (1 – New Mexico), May 2023 (1 – New Mexico) and October 2023 (2 – Texas).
●	In 2024 in Oklahoma, there was no development activity.
●	In 2023 in Oklahoma, we completed 1 gross (0.11 net) well. (Net development capital $0.7 million). The well turned online in May 2023.

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

The person responsible for preparing the reserve report, Dilhan Ilk, is a Registered Professional Engineer (No.139334) in the State of Texas and a Senior Vice President of the firm. Dr. Ilk graduated from Texas A&M University with a Doctor in Philosophy degree in Petroleum Engineering, is a member of the Society of Petroleum Engineers, and has in excess of 14 years of experience in oil and gas reservoir studies and reserves evaluations.

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

Epsilon uses a third-party service, ARM Energy Management LLC (“ARM”) for its Pennsylvania natural gas marketing. In this capacity, ARM is responsible for carrying out marketing activities such as submission of nominations, receipt of payments, and submission of invoices.

For the year ended December 31, 2024, we sold natural gas through ARM to 34 unique customers. SWN Energy Services Company, LLC accounted for 10% or more of our total revenue. For the year ended December 31, 2023, we sold natural gas through ARM to 33 unique customers. Direct Energy Business Marketing, LLC and EQT Energy, LLC each accounted for 10% or more of our total revenue.

Geographic Locations of Operations

Approximately 50% and 77% of our revenue during fiscal years 2024 and 2023, respectively, was derived from natural gas production and gathering system revenues in the state of Pennsylvania. Approximately 40% and 6% of our revenue during fiscal years 2024 and 2023, respectively, was derived from oil, natural gas, and natural gas liquids revenues in the state of Texas. Epsilon’s management expects to continue to seek opportunities in other North American basins to provide the Company the flexibility to respond to market conditions by allocating capital across multiple basins and commodities.

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

Employees

As of December 31, 2024, we had ten full-time employees (including executive officers) in Houston, Texas. None of our employees are subject to a collective bargaining agreement or represented by a union.

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

Market for Our Common Equity and Related Stockholder Matters

Market Information. Commencing on February 19, 2019, the common shares of the Company trade on the NASDAQ Global Market with the ticker symbol ‘‘EPSN.’’ The last reported sales price of our common shares on the NASDAQ Global Market on March 18, 2025 was $7.21 per share.

Shareholders. We had approximately 2,000 shareholders of record as of March 1, 2025.

Dividends. Epsilon made aggregate quarterly distributions of $5.5 million ($0.25 per share) during the year ended December 31, 2024. The dividend is well supported and the Company intends to maintain it going forward.

Securities Authorized for Issuance under Equity Incentive Plans.

The following tables set out the number of common shares available to be issued upon exercise of outstanding securities and the changes to the securities outstanding for the year pursuant to our equity compensation plans and the weighted average exercise price of outstanding securities for the periods indicated:

	Number of Shares to be	Weighted Average	Number of Shares Remaining
	Issued Upon Exercise	Exercise Price of	Available for Future Issuance
	of Outstanding Options,	Outstanding Options,	Under Equity Compensation Plans
Plan Category	Warrants and Rights	Warrants and Rights	(excluding shares in column (a))
Common shares under 2020 Equity Incentive Plan	560,970	$5.77	676,337

At December 31, 2024, under the 2020 Equity Incentive Plan (the “2020 Plan”) (See Note 7, “Shareholders’ Equity” of the Notes to the Consolidated Financial Statements), we are authorized to issue 2,000,000 common shares to employees and directors of the Company. As of that date, we had 1,323,663 common shares granted under the 2020 Plan.

	As of		As of
	December 31, 2024		December 31, 2023
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price
Balance at beginning of period	57,500	$5.03	70,000	$5.03
Exercised	—	—	(12,500)	5.03
Expired/Forfeited	(57,500)	—	—	—
Balance at period-end	—	$—	57,500	$5.03

Exercisable at period-end	—	$—	57,500	$5.03

For the years ended December 31, 2024 and 2023, we had no warrants or other common share related rights outstanding.

The following table sets out the number of time restricted common shares available to be issued upon vesting over the next three years and the changes during the year pursuant to our share compensation plans and the weighted average market price at date of issue for outstanding shares for the periods indicated:

	As of		As of
	December 31, 2024		December 31, 2023
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Grant Date	Shares	Grant Date
	Outstanding	Market Price	Outstanding	Market Price
Balance non-vested Restricted Stock at beginning of period	491,536	$6.00	298,210	$3.96
Granted	300,052	5.97	358,546	6.28
Vested	(230,618)	5.65	(165,220)	4.34
Forfeited	—	—	—	—
Balance non-vested Restricted Stock at end of period	560,970	$5.77	491,536	$6.00

The following table sets out the number of performance-based common shares available to be issued upon vesting over the next three years and the changes during the year pursuant to our share compensation plans and the weighted average market price at date of issue for outstanding shares for the periods indicated:

	As of		As of
	December 31, 2024		December 31, 2023
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Grant Date	Shares	Grant Date
	Outstanding	Market Price	Outstanding	Market Price
Balance non-vested Performance Shares at beginning of period	—	$—	15,833	$3.84
Vested	—	—	(15,833)	3.48
Balance non-vested Performance Shares at end of period	—	$—	—	$—

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

In accordance with applicable securities laws, the technical report on our oil and natural gas reserves prepared by DeGolyer and MacNaughton, independent petroleum consultants, as of December 31, 2024 and 2023, or the DeGolyer Reserve Report, used SEC guideline prices and cost estimates in calculating net cash flows from oil and natural gas reserve quantities included within the report. Actual future net revenue will be affected by other factors such as actual commodity prices, production levels, supply and demand for oil and natural gas, curtailments or increases in consumption by oil and natural gas purchasers, changes in governmental regulation or taxation and the impact of inflation on costs. Actual production and revenues derived therefrom will vary from the estimates contained in the DeGolyer Reserve Report, and such variations could be material. The DeGolyer Reserve Report is based in part on the assumed success of activities that we intend to undertake in future years. The oil and natural gas reserves and estimated cash flows to be derived therefrom contained in the DeGolyer Reserve Report will be reduced to the extent that such activities do not achieve the level of success assumed in the DeGolyer Reserve Report.

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

Operations could also be adversely affected by general economic downturns or limitations on spending. An economic downturn and uncertainty may have a negative impact on our business. During 2024 and 2023, there was tremendous volatility in prices and available financing for oil and gas projects. There can be no assurance that we will be able to access capital markets to provide funding for future operations that would require additional capital beyond our current existing available capital on terms acceptable to us.

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

Epsilon Energy Ltd. is an Alberta company. Epsilon Energy USA Inc. (Ohio corporation) may be a U.S. real property holding corporation (a “USRPHC”) for U.S. federal income tax purposes if it is determined, at any time, that the fair market value of its assets that consist of “United States real property interests,” as defined in the Internal Revenue Code, and applicable Treasury regulations, constitute at least 50% of the combined fair market value of our real property interests and other business assets. If Epsilon Energy USA Inc. were a USRPHC, then Epsilon Energy Ltd.’s investment in Epsilon Energy USA Inc. would be a United States Real Property Interest (USRPI) for US federal tax purposes. As a result, the Foreign Investment in Real Property Tax Act, or “FIRPTA,” would require Epsilon Energy Ltd. to pay U.S. federal income tax at the corporate income tax rates on capital gain distributions made by Epsilon Energy USA Inc. to

Epsilon Energy Ltd. Distributions made out of earnings and profits are not expected to be subject to the FIRPTA tax but are subject to U.S. withholding tax.

Our operations are currently geographically concentrated and therefore subject to regional economic, regulatory and capacity risks.

Approximately 50% and 77% of our revenue during fiscal years 2024 and 2023, respectively, was derived from natural gas production and gathering system revenues in the state of Pennsylvania. Approximately 40% and 6% of our revenue during fiscal years 2024 and 2023, respectively, was derived from oil, natural gas, and natural gas liquids revenues in the state of Texas. Epsilon’s management expects to continue to seek opportunities in other North American basins to provide the Company the flexibility to respond to market conditions by allocating capital across multiple basins and commodities.

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

Risks Related to Internal Controls

We are a “smaller reporting company” and as a result of the reduced disclosure requirement applicable to smaller reporting companies, our common shares may be less attractive to investors.

We are a “smaller reporting company” as defined under the Exchange Act, and we will remain a smaller reporting company until the fiscal year following the determination that our voting and non-voting common shares held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenue is more than $100 million during the most recently completed fiscal year and our voting and non-voting common shares held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter. Smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information or risk factors.

We have chosen to take advantage of some, but not all, of the available exemptions for smaller reporting companies. We cannot predict whether investors will find our common shares less attractive if we rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

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

Our natural gas gathering system is dependent upon the level of production from natural gas wells, from which production will naturally decline over time. In order to maintain or increase throughput levels on our gathering system and compression facility, we must continually develop reserves within the Auburn GGS boundary or obtain new supplies external to the Auburn GGS boundary. Developing reserves within the system boundary is the priority as external natural gas volumes have a contractual gathering rate that is 25% of the Anchor Shipper rate. The primary factors affecting our ability to obtain new supplies of natural gas is the level of successful drilling activity from the Anchor Shippers, of which Epsilon is one, as well as our ability to compete for volumes from successful new wells drilled by third parties proximate to our system. If we are not able to obtain new supplies of natural gas to replace the natural decline in volumes from existing wells, throughput on our pipelines and the utilization rates of our compression facility would decline, which could have an adverse effect on our business, results of operations, financial position and cash flows. Although gross throughput at the Auburn CF has declined from 2018-2024, the share of Anchor Shipper gas has increased.

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

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The information required by Item 201 of Regulation S-K is contained in ‘‘Item 1. Business.’’

On January 1, 2024, the Board of Directors made grants to our directors entitling them to an aggregate of 63,980 common shares which shall not be issued to the award recipients unless certain time based vesting criteria are met, in which case the vesting will occur in three equal parts on the succeeding periods ending on December 31. The awards were made under the 2020 Equity Incentive plan in accordance with Rule 701 promulgated under the Securities Act.

On March 19, 2024, the Board authorized a new share repurchase program of up to 2,191,320 common shares, representing 10% of the outstanding common shares of the Company at such time, for an aggregate purchase price of not more than US $12.0 million. The program was pursuant to a normal course issuer bid and was conducted in accordance with Rule 10b-18 under the Exchange Act. The program commenced on March 27, 2024 and was set to expire March 26, 2025, unless the maximum amount of common shares is purchased before then or the Board approves earlier termination. On February 12, 2025, the Board terminated and revoked authority under this share repurchase program.

On February 12, 2025, the Board authorized a new share repurchase program of up to 2,200,876 common shares, representing 10% of the outstanding common shares of the Company at such time, for an aggregate purchase price of not more than US $13.0 million. The program is pursuant to a normal course issuer bid and conducted in accordance with Rule 10b-18 under the Exchange Act. The program commenced on February 12, 2025 and is set to expire February 11, 2026, unless the maximum amount of common shares is purchased before then or the Board approves earlier termination.

On December 31, 2024, our Board made grants to our management, employees, and directors entitling them to receive an aggregate of 236,072 common shares which shall not be issued to the award recipients unless certain time based vesting criteria are met, in which case the vesting will occur in three equal parts on the succeeding periods ending on December 31. The awards were made under the 2020 Equity Incentive plan in accordance with Rule 701 promulgated under the Securities Act.

The Company funds the purchases out of available cash and does not incur debt to fund the share repurchase program. The shares are accounted for as treasury shares until such a time as they are retired. There were no common share purchases made by the Company during the three months ended December 31, 2024.

ITEM 6. [RESERVED.]

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding of trends and significant changes in our results of operations and the financial condition of Epsilon Energy Ltd. and its subsidiaries for the periods presented. This section should be read in conjunction with the audited consolidated financial statements as of December 31, 2024 and 2023 and for the years then ended together with accompanying notes.

Overview

Epsilon Energy Ltd. (the “Company”) is a North American onshore focused independent natural gas and oil company engaged in the acquisition, development, gathering and production of natural gas and oil reserves. Our areas of operations are the Marcellus Shale section of the Appalachian Basin in Pennsylvania, the Permian Basin in Texas and New Mexico, the NW Anadarko Basin in Oklahoma, and the Western Canadian Sedimentary Basin in Alberta, Canada.

At December 31, 2024 our total estimated net proved reserves were 69,401 MMcf of natural gas reserves, 876,808 Bbls of NGL reserves, and 1,572,465 Bbls of oil and condensate, and we held leasehold rights to approximately 102,506 gross (23,602 net) acres. We have natural gas production from our non-operated wells in Pennsylvania; natural gas, oil and other liquids production from our non-operated wells in the Permian Basin, Oklahoma; and oil production from our non-operated well in Alberta, Canada.

We are committed to disciplined capital allocation which could include shareholder returns in the form of dividends and/or share buybacks. We plan to maintain a strong balance sheet and liquidity position to allow us to opportunistically invest in both our existing project areas and potential new projects.

Our Pennsylvania (“PA”) assets are supported by our 35% ownership in the Auburn GGS. We have a substantial remaining drillable location inventory within our existing leaseholds in Pennsylvania and Texas.

On February 26, 2024, Epsilon acquired a 25% interest in three producing wells and 3,620 gross undeveloped acres in Ector County, Texas from a private operator. The Company participated in the drilling and completion of 2 gross (0.5 net) wells during 2024 which were put on production in May 2024 and July 2024. Together with the transaction completed in 2023, the Company holds a 25% working interest in 16,592 gross acres and 7 producing wells in Texas. Total capital expenditures (net to Epsilon) through year-end 2024 in the project (including undeveloped leasehold) are $38.6 million.

On April 11, 2024, Epsilon acquired a 50% working interest in 14,243 gross undeveloped acres in Alberta, Canada. The Company participated in the drilling and completion of 2 gross (0.5 net) wells. One well was put on production in September 2024. One well was deemed non-commercial. Total capital expenditures (net to Epsilon) through year-end 2024 in the project (including undeveloped leasehold) are $2.9 million.

In October 2024, Epsilon formed a joint venture with a private operator covering approximately 130,000 gross acres in Garrington and Harmattan areas in Alberta, Canada. The Company will provide a $7 million drilling carry during 2025 in favor of the operator in exchange for a 25% working interest in the leasehold. To date, the Company participated in the drilling and completion of 2 gross (0.5 net) wells. Total capital expenditures (net to Epsilon) through year-end 2024 are $1.4 million.

We continue to evaluate new opportunities in numerous onshore North American natural gas and oil basins.

During 2024, we realized net income of $1.9 million as compared to net income of $6.9 million for 2023.

At December 31, 2024, our total estimated net proved developed reserves were 64,872 MMcfe, a 28% increase from December 31, 2023. The increase is mainly attributable to transfers from proved undeveloped reserves in Pennsylvania and acquisitions in Texas.

At December 31, 2024, our total estimated net proved reserves were 84,097 MMcfe, a 20% increase from December 31, 2023. This increase is primarily due to revisions in previous estimates related to changes to previously adopted development plans and well performance and acquisitions in Texas  As a non-operating working interest owner, we often do not have direct control or visibility over the pace of investment in our assets by the operator. We must have confirmation from the operator on near-term development to designate an undeveloped well location as proved.

Our standardized measure of discounted future net cash flows as of December 31, 2024 and 2023 was $50.7 million and $33.0 million, respectively. This measure of discounted future net cash flows does not include any estimate for future cash flows generated by our gathering system assets.

Results of Operations

The following review of operations for the periods presented below should be read in conjunction with our consolidated financial statements and the notes thereto.

Revenues

During the year ended December 31, 2024, revenues increased $0.8 million, or 3%, to $31.5 million from $30.7 million during the year ended December 31, 2023.

Revenue and volume statistics for the years ended December 31, 2024 and 2023 were as follows:

	Year ended
	December 31,
	2024	2023
Revenues
Pennsylvania
Natural gas revenue	$10,247,834	$13,733,052
Volume (MMcf)	5,699	7,906
Avg. Price ($/Mcf)	$1.80	$1.74
Gathering system revenue (net of elimination)	$5,524,063	$9,790,531
Total PA Revenues	$15,771,897	$23,523,583
Permian Basin
Natural gas revenue	$32,930	$117,112
Volume (MMcf)	205	80
Avg. Price ($/Mcf)	$0.16	$1.47
Natural gas liquids revenue	$1,060,967	$353,612
Volume (MBOE)	51.8	17.9
Avg. Price ($/Bbl)	$20.48	$19.78
Oil and condensate revenue	$12,770,258	$3,501,098
Volume (MBbl)	173.0	44.5
Avg. Price ($/Bbl)	$73.81	$78.71
Total Permian Basin Revenues	$13,864,155	$3,971,822
Oklahoma
Natural gas revenue	$505,304	$1,014,050
Volume (MMcf)	237	354
Avg. Price ($/Mcf)	$2.13	$2.87
Natural gas liquids revenue	$420,991	$630,806
Volume (MBOE)	17.4	21.1
Avg. Price ($/Bbl)	$24.16	$29.96
Oil and condensate revenue	$844,265	$1,589,491
Volume (MBbl)	11.0	20.8
Avg. Price ($/Bbl)	$76.75	$76.37
Total OK Revenues	$1,770,560	$3,234,347
Canada
Oil and condensate revenue	$116,163	$—
Volume (MBbl)	2.5	—
Avg. Price ($/Bbl)	$46.04	$—
Total Canada Revenues	$116,163	$—
Total Revenues	$31,522,775	$30,729,752

Upstream natural gas revenue for the year ended December 31, 2024 decreased by $4.1 million, or 27%, from 2023. A decrease of $0.2 million was due to lower natural gas prices and a decrease of $3.9 million was due to lower produced volumes as a result of natural decline in the wells and operator elected well shut-ins due to poor natural gas pricing in Pennsylvania.

Upstream natural gas liquids revenue for the year ended December 31, 2024 increased by $0.5 million, or 51% from 2023.  An increase of $0.8 million was due to higher produced volumes from new wells in the Permian Basin and a reduction of $0.3 million was due to lower natural gas liquids prices.

Upstream oil and condensate revenue for the year ended December 31, 2024 increased by $8.6 million, or 170% over 2023.  An increase of $9.4 million was due to increased production from new wells in the Permian Basin offset by a reduction of $0.8 million due to lower oil prices.

Gathering system revenue (net of elimination) for the year ended December 31, 2024 decreased by $4.3 million, or 44% over 2023. The decrease was primarily due to lower anchor shipper volumes as a result of natural decline in the wells and operator elected well shut-ins due to poor natural gas pricing in Pennsylvania partially offset by an increase in the Auburn gathering rate. Revenues derived from transporting and compressing our production, which have been eliminated from gathering system revenues, amounted to $1.1 million and $1.4 million, respectively, for the years ended December 31, 2024 and 2023.

Operating Costs

The following table presents total cost and cost per unit of production (Mcfe), including ad valorem, severance, and production taxes for the years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023
Lease operating costs (net of elimination)	$7,264,824	$6,405,281
Gathering system operating costs	2,265,190	2,459,694
	$9,530,014	$8,864,975

Upstream operating costs—Total $/Mcfe	$0.95	$0.71
Gathering system operating costs $/Mcf	$0.30	$0.15

Operating costs include the effects of elimination entries to remove the gathering fees paid to Epsilon’s ownership in the gathering system.

Upstream operating costs consist of lease operating expenses necessary to extract natural gas and oil, including gathering and treating the natural gas and oil to ready it for sale. For the year ended December 31, 2024, upstream operating costs increased by $0.9 million, or 13.4% from the same period in 2023. The increase is primarily due to the acquired and developed wells in the Permian Basin. The higher unit operating cost is primarily due to the higher liquids (oil and natural gas liquids) proportion of total sales (Mcfe).

Gathering system operating costs consist primarily of rental payments for the natural gas fueled compression units and overhead fees due to the system’s operator. For the year ended December 31, 2024, gathering system operating costs decreased by $0.2 million, or 7.9% from the same period in 2023.

Depletion, Depreciation, Amortization and Accretion (DD&A)

	Year ended December 31,
	2024	2023
Depletion, depreciation, amortization and accretion	$10,185,119	$7,685,084

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

During the year ended December 31, 2024, DD&A expense increased by $2.5 million, or 33%, compared to the same period in 2023. This increase was a result of the lower third-party reserves causing an increased depletion rate in addition to higher production from the Permian Basin.

Impairment

	Year ended December 31,
	2024	2023
Impairment	$1,450,076	$—

We perform a quantitative impairment test whenever events or changes in circumstances indicate that an asset group's carrying amount may not be recoverable, over proved properties using the market forward prices, timing, methods and other assumptions consistent with historical periods. When indicators of impairment are present, GAAP requires that the Company first compare expected future undiscounted cash flows by asset group to their respective carrying values. If the carrying amount exceeds the estimated undiscounted future cash flows, a reduction of the carrying amount of the natural gas properties to their estimated fair values is required. Additionally, GAAP requires that if an exploratory well is determined not to have found proved reserves, the costs incurred, net of any salvage value, should be charged to expense.

For the year ended December 31, 2024, the Company recorded an impairment of $1.45 million on the Killam project (interest acquired in April 2024) in Alberta, Canada. One well was impaired as a result of a decrease in reserves ($0.53 million) and one well drilled during the year was deemed non-commercial ($0.92 million). For the year ended December 31, 2023, there was no impairment.

General and Administrative (“G&A”)

	Year ended December 31,
	2024	2023
General and administrative	$6,933,130	$7,311,496

G&A expenses consist of general corporate expenses such as compensation, legal, accounting and professional fees, consulting services, travel and other related corporate costs such as restricted shares of stock granted and the related non-cash compensation.

G&A expenses for the year ended December 31, 2024 decreased by $0.3 million, or 5%, compared to the same period in 2023. This decrease was primarily due to a reduction in legal expenses.

Interest Income

	Year ended December 31,
	2024	2023
Interest income	$493,277	$1,673,241

During the year ended December 31, 2024, interest income decreased by $1.2 million, or 71%, from the same period in 2023. This decrease was primarily due to the reduction in the balance of cash and short term investments.

Interest Expense

	Year ended December 31,
	2024	2023
Interest expense	$46,400	$80,379

Interest expense relates to the interest and commitment fees paid on the revolving line of credit.

Interest expense decreased by $0.03 million, or 42%, during the year ended December 31, 2024 from 2023. The decrease is due to higher fees in 2023 associated with our new credit facility.

Net (loss) gain on commodity contracts

	Year ended December 31,
	2024	2023
(Loss) gain on derivative contracts	$(391,147)	$3,130,055

During the year ended December 31, 2024, the Company had NYMEX Henry Hub (“HH”) Natural Gas Futures swaps, Tennessee Gas Pipeline Zone 4 basis swaps, and crude oil NYMEX WTI CMA swaps derivative contracts for the purpose of hedging a portion of its physical natural gas and oil sales revenue. During the year ended December 31, 2023, the Company had NYMEX HH Natural Gas Futures swaps and Tennessee Gas Pipeline Zone 4 basis swaps derivative contracts for the same hedging purpose. The amounts recorded represent the fair value changes on our derivative instruments during the year. For the year ended December 31, 2024, the Company received net cash settlements of $1,196,656. For the year ended December 31, 2023, the Company received net cash settlements of $3,251,890.

At December 31, 2024, the Company had outstanding NYMEX HH swaps totaling 2.2615 Bcf with a weighted average strike price of $3.26 and Tennessee Z4 basis swaps totaling 2.2615 Bcf with a weighted average strike price of ($0.91) for the contract period of January 2025 to October 2025, and NYMEX WTI CMA swaps totaling 20,662 Bbls with a weighted average strike price of $73.49 for the contract period of January 2025 to June 2025.

At December 31, 2023, the Company had outstanding NYMEX HH swaps totaling 1.905 Bcf with a weighted average strike price of $3.25 and Tennessee Z4 basis swaps totaling 1.905 Bcf with a weighted average strike price of ($1.10) to hedge a portion of expected volumes for the contract period of January 2024 to October 2024.

Income Tax Expense

	Year ended December 31,
	2024	2023
Income tax expense	$1,629,093	$3,200,447

During the year ended December 31, 2024, income tax expense decreased by $1.6 million, or 49%, from the same period in 2023. This decrease was primarily due to a decrease in taxable income as a result of losses on derivative contracts and higher intangible drilling cost deductions.

Net Income Compared to Adjusted EBITDA

	Year ended December 31,
	2024	2023
Net income	$1,927,800	$6,945,153
Add Back:
Interest income, net	(446,877)	(1,592,862)
Income tax expense	1,629,093	3,200,447
Depreciation, depletion, amortization, and accretion	10,185,119	7,685,084
Impairment expense	1,450,076	—
Stock based compensation expense	1,244,416	1,018,262
Loss on sale of assets	—	1,449,871
Loss on derivative contracts net of cash received or paid on settlement	1,587,803	121,835
Foreign currency translation loss	570	(278)
Adjusted EBITDA	$17,578,000	$18,827,512

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

Capital Resources and Liquidity

Cash Flow

The primary source of cash during the year ended December 31, 2024 was funds generated from operations and proceeds from short term investments. The primary source of cash during the year ended December 31, 2023 was funds generated from operations. For the year ended December 31, 2024 the primary uses of cash were the acquisition and development of upstream properties and the distribution of dividends. For the year ended December 31, 2023 the primary uses of cash were the acquisition and development of upstream properties, investment in U.S. Treasury bills, the repurchase of shares of common stock, and the distribution of dividends.

At December 31, 2024, we had a working capital surplus of $7.0 million, a decrease of $26.2 million from the $33.2 million surplus at December 31, 2023. The surplus decreased from December 31, 2023 due to lower cash and short term investment balances. We anticipate that our current cash balance, short term investments, available borrowings, and cash flows from operations to be sufficient to meet our cash requirements for at least the next twelve months.

Year ended December 31, 2024 compared to 2023

During the year ended December 31, 2024, $16.8 million was provided by our operating activities, compared to $18.2 million in 2023, a $1.4 million, or 7%, decrease. The decrease was primarily due to lower production and throughput volumes in the Marcellus due to operator elected shut-ins, offset by higher production volumes in Texas.

The company used $16.7 million for investing activities during the year ended December 31, 2024, compared to $38.4 million in 2023, a $21.7 million, or 57%, decrease. The decrease was primarily due to a $40.8 million decrease in purchases of short-term investments, offset by a $15.2 million increase in capital investments in upstream properties.

During the year ended December 31, 2024, the Company used $7.3 million for financing activity compared to $11.7 million in 2023, a $4.4 million, or 38% decrease. The decrease was due to fewer repurchases of our common shares.

Credit Agreement

The Company closed a senior secured reserve based revolving credit facility on June 28, 2023 with Frost Bank as issuing bank and sole lender. The current borrowing base is $45 million (redetermined as of February 10, 2025), supported by the Company’s upstream assets in Pennsylvania and subject to semi-annual redeterminations with a maturity date of June 28, 2027. Interest will be charged at the Daily Simple SOFR rate plus a margin of 3.25%. The facility is secured by the assets of the Company’s Epsilon Energy USA subsidiary (Borrower). There are currently no borrowings under the facility.

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

Repurchase Transactions

On March 19, 2024, the Board of Directors authorized a new share repurchase program of up to 2,191,320 common shares, representing 10% of the outstanding common shares of Epsilon at such time, for an aggregate purchase price of not more than US $12.0 million. The program was pursuant to a normal course issuer bid and was conducted in accordance with Rule 10b-18 under the Exchange Act. The program commenced on March 27, 2024 and was set to expire on March 26, 2025, unless the maximum amount of common shares is purchased before then or the Board approves earlier termination. During the year ended December 31, 2024, we repurchased 125,000 common shares and spent $627,500 at an average price of $5.00 per share (excluding commissions) under the plan. On February 12, 2025, the Board terminated and revoked authority under the program.

The previous share repurchase program commenced on March 9, 2023. During the year ended December 31, 2023, we repurchased 968,149 common shares of the maximum of 2,292,644 authorized for repurchase and spent $4,940,295 under the plan. The repurchased stock had an average price of $5.08 per share (excluding commissions) and 897,275 common shares were retired during the year ended December 31, 2023. In 2024, we repurchased 248,700 common shares and spent $1,203,708 at an average price of $4.82 per share (excluding commissions) and retired 319,574 common shares before the plan terminated on March 26, 2024.

In 2024, the Company repurchased 373,700 shares and spent $1,831,208 at an average price of $4.88 per share (excluding commissions) under the two consecutive repurchase programs.

On February 12, 2025, the Board authorized a new share repurchase program of up to 2,200,876 common shares, representing 10% of the current outstanding common shares of Epsilon, for an aggregate purchase price of not more than US $13.0 million. The program is pursuant to a normal course issuer bid and will be conducted in accordance with Rule 10b-18 under the Exchange Act. The program will commence on February 12, 2025 and end on February 11, 2026, unless the maximum amount of common shares is purchased before then or the Board approves earlier termination.

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

At December 31, 2024, Epsilon’s outstanding natural gas and crude oil commodity contracts consisted of the following:

		Weighted Average
	Volume	Price ($/MMbtu)	Fair Value of Asset
Derivative Type	(MMbtu)	Swaps	December 31, 2024
2025
NYMEX Henry Hub swap	2,261,500	$3.26	$(297,579)
Tennessee Z4 basis swap	2,261,500	$(0.91)	$(246,516)
	4,523,000		$(544,095)

			Fair Value
	Volume	Weighted Average	December 31,
Derivative Type	(Bbl)	Price ($/Bbl)	2024
2025
Crude Oil NYMEX WTI CMA	20,662	$73.49	$56,547
	20,662		$56,547

Contractual Obligations

We enter into commitments for capital expenditures in advance of the expenditures being made. As of December 31, 2024, our commitments for capital expenditures were $7.8 million. All of the capital commitments are related to the first two wells of the joint venture in Alberta entered into in October 2024. Of the total commitment, $3.4 million is drilling carry in favor of the operator, the remaining amount is our working interest share of outstanding authorizations for future expenditures.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated balance sheets as of December 31, 2024 and 2023, and the consolidated statements of operations and comprehensive income, changes in shareholders’ equity and cash flows for years ended December 31, 2024 and 2023 included in this annual report have been prepared in accordance with U.S. GAAP.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Epsilon Energy Ltd.

Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Epsilon Energy Ltd. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimation of Future Production Volumes Used to Estimate Proved Oil and Natural Gas Reserves and the Associated Effect on Depreciation, Depletion and Amortization (“DD&A”) Expense Related to Proved Oil and Natural Gas Properties

As described in Note 3 to the consolidated financial statements, the Company uses the successful efforts method of accounting for its oil and natural gas producing activities which involves management making significant estimates, including estimating the future production volumes of proved oil and natural gas reserves. As disclosed in Note 5, the Company’s oil and natural gas properties, net balance as of December 31, 2024 was $97.0 million, which includes proved oil and natural gas properties of $191.3 million and accumulated depletion, amortization and impairment of $122.8 million. DD&A expense was $10.2 million for the year ended December 31, 2024.

We have identified the estimation of future production volumes used to estimate proved oil and natural gas reserves and the associated effect on DD&A expense related to proved oil and natural gas properties as a critical audit matter. Estimating future production volumes involves a high degree of subjectivity from management and their independent petroleum engineer. Changes in this estimate could have a significant effect on the measurement of DD&A expense. Auditing the estimation of future production volumes required subjective and complex auditor judgment.

The primary procedures we performed to address this critical audit matter included:

•	Evaluating the professional qualifications and objectivity of the independent petroleum engineer, including their relationship to the Company.
•	Assessing the reasonableness of the future production volumes by comparing estimates of future production volumes against historical results of production volumes on a summary basis for all wells.
•	Performing a retrospective review over management estimates of future production volumes made in prior periods as compared to actual results.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2017.

Houston, Texas

March 19, 2025

EPSILON ENERGY LTD.

Consolidated Balance Sheets

	December 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$6,519,793	$13,403,628
Accounts receivable	5,843,722	6,015,448
Short term investments	—	18,775,106
Fair value of derivatives	—	1,219,025
Prepaid income taxes	975,963	952,301
Other current assets	792,041	763,288
Total current assets	14,131,519	41,128,796
Non-current assets
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	191,349,210	160,263,511
Unproved properties	28,364,186	25,504,873
Accumulated depletion, depreciation, amortization and impairment	(122,751,395)	(113,708,210)
Total oil and gas properties, net	96,962,001	72,060,174
Gathering system	43,116,371	42,738,273
Accumulated depletion, depreciation, amortization and impairment	(36,449,511)	(35,539,996)
Total gathering system, net	6,666,860	7,198,277
Land	637,764	637,764
Buildings and other property and equipment, net	259,335	291,807
Total property and equipment, net	104,525,960	80,188,022
Other assets:
Operating lease right-of-use assets, long term	344,589	441,987
Restricted cash	470,000	470,000
Prepaid drilling costs	982,717	1,813,808
Total non-current assets	106,323,266	82,913,817
Total assets	$120,454,785	$124,042,613

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable trade	$2,334,732	$3,149,371
Gathering fees payable	997,016	1,136,237
Royalties payable	1,400,976	1,422,898
Accrued capital expenditures	572,079	696,761
Accrued compensation	695,018	636,295
Other accrued liabilities	371,503	649,037
Fair value of derivatives	487,548	118,770
Operating lease liabilities	121,135	86,473
Total current liabilities	6,980,007	7,895,842
Non-current liabilities
Asset retirement obligations	3,652,296	3,502,952
Deferred income taxes	12,738,577	11,553,943
Operating lease liabilities, long term	355,776	476,911
Total non-current liabilities	16,746,649	15,533,806
Total liabilities	23,726,656	23,429,648
Commitments and contingencies (Note 11)
Shareholders' equity
Preferred shares, no par value, unlimited shares authorized, none issued or outstanding	—	—
Common shares, no par value, unlimited shares authorized and 22,008,766 shares issued and outstanding at December 31, 2024 and 22,222,722 issued and 22,151,848 shares outstanding at December 31, 2023	116,081,031	118,272,565
Treasury shares, at cost, 0 at December 31, 2024 and 70,874 at December 31, 2023	—	(360,326)
Additional paid-in capital	12,118,907	10,874,491
Accumulated deficit	(41,505,076)	(37,946,042)
Accumulated other comprehensive income	10,033,267	9,772,277
Total shareholders' equity	96,728,129	100,612,965
Total liabilities and shareholders' equity	$120,454,785	$124,042,613

The accompanying notes are an integral part of these consolidated financial statements

EPSILON ENERGY LTD.

Consolidated Statements of Operations and Comprehensive Income

	Year ended December 31,
	2024	2023
Revenues from contracts with customers:
Gas, oil, NGL, and condensate revenue	$25,998,712	$20,939,221
Gas gathering and compression revenue	5,524,063	9,790,531
Total revenue	31,522,775	30,729,752

Operating costs and expenses:
Lease operating expenses	7,264,824	6,405,281
Gathering system operating expenses	2,265,190	2,459,694
Depletion, depreciation, amortization, and accretion	10,185,119	7,685,084
Impairment expense	1,450,076	—
Loss on sale of oil and gas properties	—	1,449,871
General and administrative expenses:
Stock based compensation expense	1,244,416	1,018,262
Other general and administrative expenses	5,688,714	6,293,234
Total operating costs and expenses	28,098,339	25,311,426
Operating income	3,424,436	5,418,326

Other income (expense):
Interest income	493,277	1,673,241
Interest expense	(46,400)	(80,379)
(Loss) gain on derivative contracts	(391,147)	3,130,055
Other income	76,727	4,357
Other income, net	132,457	4,727,274

Net income before income tax expense	3,556,893	10,145,600
Income tax expense	1,629,093	3,200,447
NET INCOME	$1,927,800	$6,945,153
Currency translation adjustments	262,588	(3,872)
Unrealized (loss) gain on securities	(1,598)	1,598
NET COMPREHENSIVE INCOME	$2,188,790	$6,942,879

Net income per share, basic	$0.09	$0.31
Net income per share, diluted	$0.09	$0.31
Weighted average number of shares outstanding, basic	21,930,277	22,496,772
Weighted average number of shares outstanding, diluted	21,930,277	22,511,647

The accompanying notes are an integral part of these consolidated financial statements

EPSILON ENERGY LTD.

Consolidated Statements of Changes in Shareholders’ Equity

						Accumulated
						Other		Total
	Common Shares Issued		Treasury Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	paid-in Capital	Income	Deficit	Equity
Balance at December 31, 2022	23,117,144	$123,904,965	—	$—	$9,856,229	$9,774,551	$(39,290,540)	$104,245,205
Net income	—	—	—	—	—	—	6,945,153	6,945,153
Dividends	—	—	—	—	—	—	(5,600,655)	(5,600,655)
Stock-based compensation expense	—	—	—	—	1,018,262	—	—	1,018,262
Buyback of common shares	—	—	(1,158,849)	(6,055,601)	—	—	—	(6,055,601)
Retirement of treasury shares	(1,087,975)	(5,695,275)	1,087,975	5,695,275	—	—	—	—
Exercise of stock options	12,500	62,875	—	—	—	—	—	62,875
Vesting of shares of restricted stock	181,053	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(2,274)	—	(2,274)
Balance at December 31, 2023	22,222,722	$118,272,565	(70,874)	$(360,326)	$10,874,491	$9,772,277	$(37,946,042)	$100,612,965
Net income	—	—	—	—	—	—	1,927,800	1,927,800
Dividends	—	—	—	—	—	—	(5,486,834)	(5,486,834)
Stock-based compensation expense	—	—	—	—	1,244,416	—	—	1,244,416
Buyback of common shares	—	—	(373,700)	(1,831,208)	—	—	—	(1,831,208)
Retirement of treasury shares	(444,574)	(2,191,534)	444,574	2,191,534	—	—	—	—
Vesting of shares of restricted stock	230,618	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	260,990	—	260,990
Balance at December 31, 2024	22,008,766	$116,081,031	—	$—	$12,118,907	$10,033,267	$(41,505,076)	$96,728,129

The accompanying notes are an integral part of these consolidated financial statements

EPSILON ENERGY LTD.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2024	2023
Cash flows from operating activities:
Net income	$1,927,800	$6,945,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	10,185,119	7,685,084
Impairment expense	1,450,076	—
Accretion of discount on available for sale securities	(297,637)	(836,528)
Loss on sale of oil and gas properties	—	1,449,871
Gain (loss) on derivative contracts	391,147	(3,130,055)
Settlement received on derivative contracts	1,196,656	3,251,890
Settlement of asset retirement obligation	(88,992)	(509,802)
Stock-based compensation expense	1,244,416	1,018,262
Deferred income tax expense	1,184,634	936,549
Changes in assets and liabilities:
Accounts receivable	171,726	1,185,938
Prepaid income taxes	(23,662)	187,793
Other assets and liabilities	(17,828)	126,347
Accounts payable, royalties payable and other accrued liabilities	(493,176)	(122,203)
Net cash provided by operating activities	16,830,279	18,188,299
Cash flows from investing activities:
Additions to unproved oil and gas properties	(4,507,280)	(8,136,442)
Additions to proved oil and gas properties	(31,695,651)	(10,377,642)
Additions to gathering system properties	(341,452)	(82,302)
Additions to land, buildings and property and equipment	(16,513)	(49,689)
Purchases of short term investments - held to maturity	—	(32,812,974)
Purchases of short term investments - available for sale	(4,045,785)	(11,988,982)
Proceeds from short term investments - held to maturity	6,743,178	26,864,976
Proceeds from short term investments - available for sale	16,373,752	—
Proceeds from sale of oil and gas properties	—	12,498
Prepaid drilling costs	831,091	(1,813,808)
Net cash used in investing activities	(16,658,660)	(38,384,365)
Cash flows from financing activities:
Buyback of common shares	(1,831,208)	(6,055,601)
Exercise of stock options	—	62,875
Dividends paid	(5,486,834)	(5,600,655)
Debt issuance costs	—	(140,000)
Net cash used in financing activities	(7,318,042)	(11,733,381)
Effect of currency rates on cash, cash equivalents, and restricted cash	262,588	(3,872)
Decrease in cash, cash equivalents, and restricted cash	(6,883,835)	(31,933,319)
Cash, cash equivalents, and restricted cash, beginning of period	13,873,628	45,806,947
Cash, cash equivalents, and restricted cash, end of period	$6,989,793	$13,873,628

Supplemental cash flow disclosures:
Income tax paid - federal	$414,250	$1,250,000
Income tax paid - state (PA)	$—	$182,000
Income tax (refund) paid - state (other)	$(2,071)	$7,583
Interest paid	$16,832	$97,595

Non-cash investing activities:
Change in proved properties accrued in accounts payable and accrued liabilities	$(862,744)	$1,611,724
Change in gathering system accrued in accounts payable and accrued liabilities	$36,645	$16,969
Asset retirement obligation asset additions and adjustments	$54,902	$1,190,579

The accompanying notes are an integral part of these consolidated financial statements

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

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

3. Summary of Significant Accounting Policies

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents includes cash on hand and short-term, highly liquid investments with original maturities of three months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value.

Restricted cash consists of amounts deposited to back bonds or letters of credit. The Company presents restricted cash with cash and cash equivalents in the Consolidated Statements of Cash Flows.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts in the Consolidated Statements of Cash Flows as of December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
Cash and cash equivalents	$6,519,793	$13,403,628
Restricted cash included in other assets	470,000	470,000
Cash, cash equivalents, and restricted cash in the statement of cash flows	$6,989,793	$13,873,628

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2024 and 2023

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

Revenue Recognition

Revenues are comprised primarily of sales of natural gas, crude oil and NGLs, along with the revenue generated from the Company’s ownership interest in the gas gathering system in the Auburn field in Northeastern Pennsylvania.

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

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2024 and 2023

Accounting Policies

Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied. The Company recognizes upstream revenue at the point in time when control has been transferred to the customer, generally at the time natural gas reaches an agreed-upon delivery point and collectability is reasonably assured. Upstream revenue is based upon a fixed price, based on market pricing, and is measured as the amount of consideration the Company expects to receive in exchange for the transferring of the natural gas. The services provided by the gas gathering system take place continuously and as a practical expedient, the revenues are recognized monthly for the volumes that are processed and transported for the upstream producers during that period of time. Revenue for the services performed are based on the rates outlined in the Anchor Shipper Gas Gathering Agreement for Northern Pennsylvania (the “ASGGA”) effective January 1, 2024 that governs all volumes gathered and processed by the system. The gathering rate is fixed, but is adjusted annually by the Consumer Price Index for All Urban Consumers (“CPI-U”) as published by US Bureau of Labor Statistics. Typically, the Company sells its natural gas directly to customers, under agreements with payment terms less than 30 days after delivery and 60 days on the revenue generated by the gas gathering system.

Natural Gas Revenues

The Company’s natural gas purchase contracts are generally structured such that Epsilon commits and dedicates for sale its proportionate share of natural gas production per day to a purchaser. Natural gas is sold at market prices. Control transfers at the delivery point specified in the contract, which typically is stated as the inlet of the third-party sales transportation pipeline. The Company recognizes revenue proportionate to its entitled share of volumes sold. Currently, the vast majority of Epsilon’s natural gas production comes from the Marcellus in Northeastern Pennsylvania.

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

Oil and Other Liquids Revenue

The source of the Company’s oil and other liquids revenue is its ownership in wells in the Permian Basin, Oklahoma, and Alberta, Canada.  The Company does not operate the wells and has elected not to receive its proportionate share of the production.  As such, under the Joint Operating Agreement, the operators have control of the marketing of this production at current market prices and remits our net revenue interest less taxes and fees on a monthly basis. The Company recognizes revenue with a monthly accrual of its proportionate share of volumes produced at an estimated market price.

Accounts Receivable and Other

Oil, natural gas liquid and natural gas receivables consist of amounts due from purchasers or operators for commodity sales from our revenue interest in the leases in Northeastern Pennsylvania, the Permian Basin, Oklahoma, and Alberta, Canada. Payments from purchasers are typically due by the last day of the month following the month of delivery. Gathering fee revenue consists of fees due from the operator of the Auburn GGS, as an agent for the Company fulfilling the operations of the gathering system. Payments from the operator are typically due 60 days from the last day of the month of transmission. The Company’s operations do not result in any contract assets or liabilities on the accompanying consolidated balance sheets.

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2024 and 2023

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

Cash, restricted cash, accounts receivable, and accounts payable are carried at cost, which approximates fair value because of the short-term maturity of these instruments. Cash equivalents are carried at fair value. The Company’s revolving line of credit has a recorded value that approximates its fair value since its variable interest rate is tied to current market rates and the applicable margins represent market rates. The revolving line of credit is classified within Level 2 of the fair value hierarchy.

The Company had investments in U.S. Treasury Bills, which mature over a period between 3 and 12 months and are classified as short term investments. The U.S. Treasury Bills are carried at fair value. The U.S. Treasury Bills are classified within Level 1 of the fair value hierarchy.

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

Derivative Instruments

The Company enters into derivative contracts to hedge price risk associated with a portion of natural gas and oil production. While it is never management’s intention to hold or issue derivative instruments for speculative trading purposes, conditions sometimes arise where actual production is less than estimated, which has, and could, result in over-hedged volumes. Natural gas production is primarily sold under market sensitive contracts which are typically priced at a differential to the NYMEX or the published natural gas index prices for the producing area due to the natural gas quality and the proximity to major consuming markets. Our derivative transactions have included the following:

●	Fixed-price swaps—where a fixed price is received for production and a variable market price is paid to the contract counterparty.

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2024 and 2023

●	Basis swap contracts—which guarantee a specified price differential between the price at Henry Hub and our physical pricing points. If the settled price differential is greater than the swapped basis, then we receive a payment from the counterparty in the amount of the difference between the two. If the settled price differential is less than the swapped basis, then we make a payment to the counterparty for the difference between the two.
●	Two-way collar contracts—which guarantee a specified price range for NYMEX by using the proceeds of selling a call option at a specified strike price (the “Ceiling”) to finance the purchase of a put option at a specified strike price (the “Floor”).

Derivative instruments are recorded on the consolidated balance sheets at fair value as either current or non-current assets or liabilities based on their anticipated settlement date. Gains or losses on derivative contracts are recorded as gain (loss) on derivative contracts in the consolidated statements of operations and comprehensive income. Hedge accounting is not used for our derivative assets and liabilities.

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

At December 31, 2024, cash and cash equivalents was primarily concentrated in one financial institution the U.S. At December 31, 2023, cash and cash equivalents and short term investments were primarily concentrated in one financial institution the U.S. We currently have $4.1 million in excess of the federally insured limits. The Company periodically assesses the financial condition of these institutions and believe that any possible credit risk is minimal.

For the year ended December 31, 2024, the Company had three customers that accounted for 89.1% of the total trade accounts receivable. For the year ended December 31, 2023, the Company had four customers that accounted for 90.7% of the total trade accounts receivable.

Geographic Locations of Operations

Approximately 50% and 77% of our revenue during fiscal years 2024 and 2023, respectively, was derived from natural gas production and gathering system revenues in the state of Pennsylvania. Approximately 40% and 6% of our revenue during fiscal year 2024 and 2023, respectively, was derived from oil, natural gas, and natural gas liquids revenues in the state of Texas. Epsilon’s management expects to continue to seek opportunities in other North American basins to provide the Company the flexibility to respond to market conditions by allocating capital across multiple basins and commodities.

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2024 and 2023

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

Recently Issued Accounting Standards

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, to amend certain disclosure and presentation requirements. For entities subject to the SEC’s existing disclosure requirements, the effective date for each amendment

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2024 and 2023

will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all entities, if by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the codification and will not become effective for any entity. The Company is currently evaluating the impact of this ASU.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU required disclosure of incremental segment information, primarily through enhanced disclosures about significant segment expenses and amounts for each reportable segment on an annual and interim basis. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods with fiscal years beginning after December 15, 2024. The Company has adopted ASU No. 2023-07 as of December 31, 2024. See Note 14 “Operating Segments” in the Notes to Consolidated Financial Statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to disclose disaggregated information about a reporting entity’s effective tax rate reconciliation, using both percentages and reporting currency amounts for specific standardized categories, as well as disclosure of income taxes paid disaggregated by jurisdiction. The amendments will be effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of this new standard and believes that the adoption will result in additional disclosures, but will not have any other impact on its consolidated financial statements.

In March 2024, the FASB issued ASU No. 2024-01, Compensation – Stock Compensation (Topic 718): Scope Applications of Profits Interest and Similar Awards (“ASU 2024-01”). The amendments in ASU 2024-01 improves its overall clarity and operability without changing the guidance and adding illustrative examples to determine whether profits interest award should be accounted for in accordance with Topic 718. The amendments will be effective for fiscal years beginning after December 15, 2024, and interim periods within those annual periods. The Company does not anticipate that these updates, once adopted, will have a material effect.

In November 2024, the FASB issued ASU 2024-3 "Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures." The ASU will improve the decision usefulness for investors by requiring public business entities to disclose more detailed information about their expenses such as (a) inventory and manufacturing expense, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, etc. The amendments will be effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments will be applied prospectively with an option for a retrospective application. The Company is evaluating the impact of this new standard and believes that the adoption will result in additional disclosures, but will not have any other impact on its consolidated financial statements.

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

The following table summarizes the available-for-sale short term investments as of December 31, 2024 and 2023.

	December 31, 2024			December 31, 2023
	Amortized	Unrealized	Fair	Amortized	Unrealized	Fair
	Cost	Losses	Value	Cost	Gains	Value
U.S. Treasury Bills	$—	$—	$—	$18,773,508	$1,598	$18,775,106

During the year ended December 31, 2024, the Company sold securities with a carrying amount of $14,989,595 for total proceeds of $15,336,930. The realized gains on these sales were $347,335. An additional $7,780,000 of securities

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2024 and 2023

reached maturity with total realized gains of $234,248. The realized gains are included in interest income in the consolidated Statements of Operations and Comprehensive Income.

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

5. Property and Equipment

The following table summarizes the Company’s property and equipment at December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	$191,349,210	$160,263,511
Unproved properties	28,364,186	25,504,873
Accumulated depletion, depreciation, amortization and impairment	(122,751,395)	(113,708,210)
Total oil and gas properties, net	96,962,001	72,060,174
Gathering system	43,116,371	42,738,273
Accumulated depletion, depreciation, amortization and impairment	(36,449,511)	(35,539,996)
Total gathering system, net	6,666,860	7,198,277
Land	637,764	637,764
Buildings and other property and equipment, net	259,335	291,807
Total property and equipment, net	$104,525,960	$80,188,022

Asset Acquisitions

During the year ended December 31, 2024, Epsilon made the following four acquisitions. Management determined that substantially all of the fair value of the gross assets acquired were concentrated in oil and gas properties and therefore accounted for these transactions as asset acquisitions and allocated the purchase price based on the relative fair value of the assets acquired and liabilities assumed.

●	a 25% working interest in three producing wells in Ector County, Texas for $12.1 million.
●	a 25% working interest in 3,620 gross undeveloped acres in Ector County, Texas for $2.6 million.
●	a 50% working interest in 14,243 gross undeveloped acres in Alberta, Canada for $1.0 million.
●	a joint venture covering approximately 130,000 gross undeveloped acres in Alberta, Canada with a commitment to provide an approximately $7.0 million drilling carry to earn a 25% working interest

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

For the years ended December 31, 2024 and 2023

●	a 25% working interest in 11,067 gross acres in Ector County, Texas for total consideration of $6.3 million paid in cash.

Property Sale

During the year ended December 31, 2024, Epsilon had no asset sales.

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

During the year ended December 31, 2024, Epsilon recorded an impairment of $1.45 million on the Killam project (interest acquired in April 2024) in Alberta, Canada. One well was impaired as a result of a decrease in reserves ($0.53 million) and one well drilled during the year was deemed non-commercial ($0.92 million). For the year ended December 31, 2023, there was no impairment. Refer to Note 17 – Fair Value Measurements.

6. Revolving Line of Credit

The Company closed a senior secured reserve based revolving credit facility on June 28, 2023 with Frost Bank as issuing bank and sole lender. The current borrowing base is $45 million (redetermined as of February 10, 2025), supported by the Company’s upstream assets in Pennsylvania and subject to semi-annual redeterminations with a maturity date of June 28, 2027. Interest will be charged at the Daily Simple SOFR rate plus a margin of 3.25%. The facility is secured by the assets of the Company’s Epsilon Energy USA subsidiary (Borrower). There are currently no borrowings under the facility.

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

We were in compliance with the financial covenants of the agreement as of December 31, 2024

	Balance at	Balance at
	December 31,	December 31,	Current
	2024	2023	Borrowing Base	Interest Rate
Revolving line of credit	$—	$—	$45,000,000	SOFR + 3.25%

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2024 and 2023

7. Shareholders’ Equity

(a)	Authorized shares

The Company is authorized to issue an unlimited number of common shares with no par value and an unlimited number of Preferred Shares with no par value.

(b)	Purchases of Equity Securities

On March 19, 2024, the Board of Directors authorized a new share repurchase program of up to 2,191,320 common shares, representing 10% of the outstanding common shares of Epsilon at such time, for an aggregate purchase price of not more than US $12.0 million. The program was pursuant to a normal course issuer bid and was conducted in accordance with Rule 10b-18 under the Exchange Act. The program commenced on March 27, 2024 and was set to expire on March 26, 2025, unless the maximum amount of common shares is purchased before then or the Board approves earlier termination. During the year ended December 31, 2024, we repurchased 125,000 common shares and spent $627,500 at an average price of $5.00 per share (excluding commissions) under the plan. On February 12, 2025, the Board terminated and revoked authority under the program.

The previous share repurchase program commenced on March 9, 2023. During the year ended December 31, 2023, we repurchased 968,149 common shares of the maximum of 2,292,644 authorized for repurchase and spent $4,940,295 under the plan. The repurchased stock had an average price of $5.08 per share (excluding commissions) and 897,275 common shares were retired during the year ended December 31, 2023. In 2024, we repurchased 248,700 common shares and spent $1,203,708 at an average price of $4.82 per share (excluding commissions) and retired 319,574 common shares before the plan terminated on March 26, 2024.

In 2024, the Company repurchased 373,700 shares and spent $1,831,208 at an average price of $4.88 per share (excluding commissions) under the two consecutive repurchase programs.

On February 12, 2025, the Board authorized a new share repurchase program of up to 2,200,876 common shares, representing 10% of the current outstanding common shares of Epsilon, for an aggregate purchase price of not more than US $13.0 million. The program is pursuant to a normal course issuer bid and will be conducted in accordance with Rule 10b-18 under the Exchange Act. The program will commence on February 12, 2025 and end on February 11, 2026, unless the maximum amount of common shares is purchased before then or the Board approves earlier termination.

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

Restricted Stock Unit

For the year ended December 31, 2024, 300,052 restricted common shares with a weighted average grant date fair value of $5.97 were awarded to the Company’s management, employees, and board of directors. For the year ended December 31, 2023, 358,546 restricted common shares with a weighted average grant date fair value of $5.42 were awarded to the Company’s management, employees, and board of directors. These shares vest over a three or four-year period, with an equal number of shares being issued per period on the anniversary of the award resolution. The vesting of the shares is contingent on the individuals’ continued employment or service. The Company determined the fair value of the granted Restricted Stock-based on the market price of the common shares of the Company on the date of grant.

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2024 and 2023

The following table summarizes restricted stock for the years ended December 31, 2024 and 2023:

	Year ended			Year ended
	December 31, 2024			December 31, 2023
	Number of	Weighted	Weighted	Number of	Weighted	Weighted
	Restricted	Average	Average	Restricted	Average	Average
	Shares	Remaining Life	Grant Date	Shares	Remaining Life	Grant Date
	Outstanding	(years)	Fair Value	Outstanding	(years)	Fair Value
Balance non-vested Restricted Stock at beginning of period	491,536	1.74	$5.59	298,210	1.74	$6.00
Granted	300,052	1.92	$5.97	358,546	1.90	$5.42
Vested	(230,618)	—	$5.65	(165,220)	—	$5.95
Balance non-vested Restricted Stock at end of period	560,970	1.61	$5.77	491,536	1.74	$5.59

Stock compensation expense for the granted Restricted Stock is recognized over the vesting period. Stock compensation expense recognized during the year ended December 31, 2024 was $1,244,416 (during the year ended December 31, 2023, $959,525). The total fair value of vested shares during the year ended December 31, 2024 was $1,303,187 (during the year ended December 31, 2023: $875,014).

At December 31, 2024, the Company had unrecognized stock-based compensation related to these shares of $3,198,469 to be recognized over a weighted-average period of 1.30 years.

Performance Share Unit (“PSU”)

The Company historically granted PSUs, which are paid in stock to certain key employees. The number of shares ultimately issued under these awards can range from zero to 200% of target awarded amounts at the discretion of the Compensation committee of the Board of Directors. During the years ended December 31, 2024 and 2023, the Company awarded no PSUs. During the year ended December 31, 2023, a total of 15,833 common shares vested. Stock compensation expense recognized during the year ended December 31, 2024 related to PSUs was $0 (during the year ended December 31, 2023, $58,737). At December 31, 2024, the Company had no unrecognized stock-based compensation related to these shares.

Stock Options

As of December 31, 2024, the Company had no outstanding stock options.

The following table summarizes stock option activity for the years ended December 31, 2024 and 2023:

	Year ended		Year ended
	December 31, 2024		December 31, 2023
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise	Options	Exercise
Exercise price in US$	Outstanding	Price	Outstanding	Price
Balance at beginning of period	57,500	$5.03	70,000	$5.03
Exercised	—	—	(12,500)	5.03
Expired	(57,500)	5.03	—	—
Balance at period-end	—	$—	57,500	$5.03

Exercisable at period-end	—	$—	57,500	$5.03

At December 31, 2024 and 2023, the Company had unrecognized stock-based compensation related to these options of nil. The total intrinsic value of the outstanding options at December 31, 2024 was nil (at December 31, 2023: $2,875). The total intrinsic value of options exercised during the year ended December 31, 2024 was nil (during the year ended December 31, 2023: $5,500).

During the years ended December 31, 2024 and 2023, the Company awarded no stock options.

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2024 and 2023

8. Revenue Recognition

Revenues are comprised primarily of sales of natural gas, oil and NGLs, along with the revenue generated from the Company’s ownership interest in the Auburn gas gathering system in Northeastern Pennsylvania.

Overall, product sales revenue generally is recorded in the month when contractual delivery obligations are satisfied, which occurs when control is transferred to the Company’s customers at delivery points based on contractual terms and conditions. In addition, gathering and compression revenue generally is recorded in the month when contractual service obligations are satisfied, which occurs as control of those services is transferred to the Company’s customers. Gathering System revenues derived from Epsilon’s production, which have been eliminated from total gathering system revenues (“elimination entry”), amounted to $1.1 million and $1.4 million, respectively, for the years ended December 31, 2024 and 2023.

The following table details revenue for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Operating revenue
Natural gas	$10,786,068	$14,864,214
Natural gas liquids	1,481,958	984,418
Oil and condensate	13,730,686	5,090,589
Gathering and compression fees (1)	5,524,063	9,790,531
Total operating revenue	$31,522,775	$30,729,752
(1)Net of elimination

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

Gas Gathering and Compression Revenue

The Company also provides natural gas gathering and compression services through its ownership interest in the Auburn gas gathering system in Pennsylvania. For the provision of gas gathering and compression services, the Company collects its share of the gathering and compression fees per unit of gas serviced and recognizes gathering revenue over time using an output method based on units of gas gathered.

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

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2024 and 2023

Current Expected Credit Losses

Under ASU 326, Financial Instruments – Credit Losses, estimated losses on financial assets are provided through an allowance for credit losses. We also have accounts receivable which are primarily from purchasers of oil and natural gas, counterparties to our financial instruments, and revenues earned for compression and gathering services. Our oil, gas, and natural gas liquids accounts receivables are generally collected within 30 days after the end of the month. Compression and gathering receivables are generally collected within 60 days after the end of the month. We assess collectability through various procedures, including review of our trade receivable balances by counterparty, assessing economic events and conditions, our historical experience with counterparties, the counterparty’s financial condition and the amount and age of past due accounts. As of December 31, 2024 and 2023, we determined that our allowance for credit loss was nil.

The following table details accounts receivable as of December 31, 2024 and 2023:

	December 31,	December 31,	December 31,
	2024	2023	2022
Accounts receivable
Natural gas and oil sales	$4,888,294	$4,327,886	$5,696,419
Joint interest billing	—	17,476	20,454
Gathering and compression fees	918,471	1,543,239	1,483,956
Commodity contract	36,957	72,075	—
Interest	—	54,772	557
Total accounts receivable	$5,843,722	$6,015,448	$7,201,386

9. Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes certain transactions that have generally been reported in the consolidated statements of changes in shareholders’ equity. The activity in accumulated other comprehensive income during the years ended December 31, 2024 and 2023 consisted of the following:

	Year Ended December 31,
	2024	2023
Balance at beginning of period	$9,772,277	$9,774,551
Translation gain/(loss)	262,588	(3,872)
Unrealized (loss)/gain on securities	(1,598)	1,598
Balance at end of period	$10,033,267	$9,772,277

10. Income Taxes

Net income (loss) before income taxes is as follows for the periods indicated:

	Year ended December 31,
	2024	2023
Foreign	$(2,769,534)	$(1,167,609)
U.S.	6,326,427	11,313,209
	$3,556,893	$10,145,600

We file a federal income tax return in the United States, Canada, and various state and local jurisdictions.

We believe that we have appropriate support for the income tax positions taken and to be taken on the Company's tax returns and that the accruals for tax liabilities are adequate for all open years based on our assessment of many factors

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2024 and 2023

including past experience and interpretations of tax law applied to the facts of each matter. The Company's tax returns are open to audit under the statute of limitations for the years ending December 31, 2021 through December 31, 2024.

The following tables present the Company’s current and deferred tax expense (benefit) for the periods indicated:

	Year ended December 31,
	2024	2023
Current:
Federal	$391,009	$1,902,584
State	53,450	361,314
Total current income tax expense	444,459	2,263,898
Deferred:
Federal	1,372,363	1,013,452
State	(187,729)	(76,903)
Total deferred tax expense	1,184,634	936,549
Income tax expense	$1,629,093	$3,200,447

The following table presents the reconciliation of our income taxes calculated at the statutory federal tax rate to the income tax provision in our financial statements. Our effective tax rate for 2024 and 2023 differs from the statutory rate primarily due to states taxes, foreign withholding taxes, and the recognition of a valuation allowance on our Canadian and Oklahoma state deferred tax assets.

	Year Ended		Year Ended
	December 31,	Effective	December 31,	Effective
	2024	Tax Rate	2023	Tax Rate
Income tax provision computed at the statutory federal tax rate	$746,947	21.00%	$2,130,576	21.00%
Difference in Canadian and U.S. tax rate	(55,391)	(1.56)%	(23,352)	(0.23)%
Adjustment of Canadian deferred tax balances	983,975	27.66%	(128,552)	(1.27)%
Valuation allowance on Canadian loss	(425,667)	(11.97)%	397,102	3.91%
Return to provision adjustment	(1,245)	(0.04)%	5,244	0.05%
State taxes	(129,233)	(3.63)%	108,401	1.07%
State valuation allowance	(16,271)	(0.46)%	100,133	0.99%
Foreign withholding on dividends	414,250	11.65%	630,722	6.22%
Miscellaneous other items	111,728	3.14%	(19,827)	(0.20)%
Income tax expense	$1,629,093	45.79%	$3,200,447	31.54%

Our effective tax rate for 2024 and 2023, excluding the impact of Canadian loss net valuation allowance, is 25.48% and 28.29%, respectively.

Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2024 and 2023

Net deferred tax liabilities consisted of the following at December 31, 2024 and 2023:

	As of December 31,
	2024	2023
Deferred tax assets:
State net operating loss carryforwards	$358,224	$396,416
Canadian net operating loss carryforwards	11,084,754	11,510,422
ARO	873,169	865,214
Lease Liabilities	114,196	139,153
Other	159,582	—
Unrealized derivatives	116,743	89,758
Gross deferred tax assets	12,706,668	13,000,963
Valuation allowance	(11,213,899)	(11,655,838)
Total deferred tax assets	1,492,769	1,345,125
Deferred tax liabilities:
Oil and gas property	(12,620,466)	(10,765,374)
Partnership	(1,528,368)	(1,752,767)
ROU Assets	(82,512)	(109,169)
Unrealized derivatives	—	(271,758)
Gross deferred tax liabilities	(14,231,346)	(12,899,068)
Net deferred tax liability	$(12,738,577)	$(11,553,943)

As of December 31, 2024, we have no federal net operating loss carry-forwards and approximately $11.3 million of state net operating loss carry-forwards, of which $0.2 million expires in 2037 and the remaining can be carried forward indefinitely. These loss carryforwards may reduce future taxable income, however, the extent of which may be limited due to any IRC Section 382 limitation. A state valuation allowance of $0.13 million is applicable to the net state deferred tax assets attributable to Oklahoma because of objective negative evidence on the cumulative loss incurred in the state over the three-year period ended December 31, 2024. As of December 31, 2024, we have $40.9 million of Canadian net operating loss carry-forwards.  A separate valuation allowance of $11.1 million attributable to Canadian net operating losses and other tax carryovers is recorded because it is more likely than not to be utilized. The net change in the total valuation allowance for each of the years ended December 31, 2024 and 2023 was a decrease of $0.5 million and an increase of $0.50 million, respectively.

The Company does not have any material uncertain tax positions. The Company recognizes interest expense and penalties related to the uncertain tax position in the income tax expense line in the accompanying consolidated statements of operations and comprehensive loss.  Accrued interest and penalties are included in other non-current liabilities in the consolidated balance sheets and were $0 as of December 31, 2024 and 2023.

11. Commitments and Contingencies

The Company also enters into commitments for capital expenditures in advance of the expenditures being made. As of December 31, 2024, our commitments for capital expenditures were $7.8 million. All of the capital commitments are related to the first two wells of the joint venture in Alberta entered into in October 2024. Of the total commitment, $3.4 million is drilling carry in favor of the operator, and the remaining amount is our working interest share of outstanding authorizations for future expenditures.

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2024 and 2023

12. Leases

Under ASC 842, Leases, the Company recognized an operating lease related to its corporate office as of December 31, 2024 summarized in the following table:

	December 31,	December 31,
	2024	2023
Asset
Operating lease right-of-use assets, long term	$344,589	$441,987
Total operating lease right-of-use assets	$344,589	$441,987

Liabilities
Operating lease liabilities	$121,135	$86,473
Operating lease liabilities, long term	355,776	476,911
Total operating lease liabilities	$476,911	$563,384

Operating lease costs	$236,044	$144,490

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$214,230	$27,010
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$535,149
Weighted average remaining lease term (years) - operating lease	2.50	3.00
Weighted average discount rate (annualized) - operating lease	8.25%	8.25%

On March 1, 2023, the Company commenced a new office lease with a 70 month lease term and future lease payments estimated to be approximately $0.85 million. There are no other pending leases, and no lease arrangements in which the Company is the lessor. Lease expense for operating leases was $0.24 million and $0.14 for the years ended December 31, 2024 and 2023, respectively. This lease expense is presented in other general and administrative expenses in the consolidated statements of operations and comprehensive income.

Future minimum lease payments as of December 31, 2024 are as follows:

Operating Leases
2025	$173,550
2026	177,021
2027	180,492
2028	183,963
Total minimum lease payments	715,026
Less: imputed interest	(238,115)
Present value of future minimum lease payments	476,911
Less: current obligations under leases	(121,135)
Long-term lease obligations	$355,776

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

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2024 and 2023

The net income used in the calculation of basic and diluted net income per share are as follows:

	Year ended December 31,
	2024	2023
Net income	$1,927,800	$6,945,153

In calculating the net income per share, basic and diluted, the following weighted-average shares were used:

	Year ended December 31,
	2024	2023
Basic weighted-average number of shares outstanding	21,930,277	22,496,772
Dilutive stock options	—	4,431
Unvested performance-based restricted shares	—	10,444
Diluted weighted-average shares outstanding	21,930,277	22,511,647

We excluded the following shares from the diluted net income per share because their inclusion would have been anti-dilutive.

	Year ended December 31,
	2024	2023
Anti-dilutive options	—	53,069
Anti-dilutive unvested time-based restricted shares	512,072	331,810
Anti-dilutive unvested performance-based restricted units	—	5,389
Total Anti-dilutive shares	512,072	390,268

14. Operating Segments

Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision-maker (CODM). The CODM, who is responsible for allocating resources and assessing performance of the operating segments, has been identified as executive management consisting of the Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer. The CODM uses the Company’s consolidated financial results, including operating income or loss by segment, to make key operating decisions, assess performance, and to allocate resources. Segment performance is evaluated based on operating income or loss as shown in the table below. Interest income and income taxes are managed separately on a group basis.

The Company’s reportable segments are as follows:

a.	The Upstream segment activities include acquisition, development and production of natural gas and oil reserves on properties within the United States and Canada; and
b.	The Gas Gathering segment partners with two other companies to operate a natural gas gathering system.

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2024 and 2023

Segment activity as of, and for the years ended December 31, 2024 and 2023 is as follows:

	Upstream	Gas Gathering	Total
As of and for the year ended December 31, 2024
Operating revenue
Natural gas	$10,786,068	$—	$10,786,068
Natural gas liquids	1,481,958	—	1,481,958
Oil and condensate	13,730,686	—	13,730,686
Gathering and compression fees	—	5,524,063	5,524,063
Intersegment gathering and compression fees	—	1,135,176	1,135,176
	25,998,712	6,659,239	32,657,951

Reconciliation of operating revenue
Elimination of intersegment revenues			(1,135,176)
Total consolidated operating revenue(1)			31,522,775

Operating costs
Gathering, transportation, and compression	4,996,764	—	4,996,764
Other lease operating expense	2,268,060	2,265,190	4,533,250
Intersegment other lease operating expense	1,135,176	—	1,135,176
Impairment	1,450,076	—	1,450,076
Depletion, depreciation, amortization and accretion	9,268,155	916,964	10,185,119
Segment operating income	$6,880,481	$3,477,085	$9,222,390

Reconciliation of segment operating income
Salary expense			2,815,428
Stock based compensation			1,244,416
Other general and administrative			2,873,286
Elimination of intersegment other lease operating expenses			(1,135,176)
Total consolidated operating income			3,424,436

Other income (expense)
Interest income			493,277
Interest expense			(46,400)
Loss on derivative contracts			(391,147)
Other income			76,727
Other income, net			132,457
Net income before income tax expense			$3,556,893

Capital expenditures (2)	$36,219,444	$341,452	$36,560,896
Segment assets	$97,944,718	$6,666,860	$104,611,578

Total segment assets reconciled to consolidated amounts are as follows:
Total segment assets			$104,611,578
Current assets, net			14,131,519
Other property and equipment			897,099
Operating lease right-of-use asset			344,589
Restricted Cash			470,000
			$120,454,785

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2024 and 2023

	Upstream	Gas Gathering	Total
As of and for the year ended December 31, 2023
Operating revenue
Natural gas	$14,864,214	$—	$14,864,214
Natural gas liquids	984,418	—	984,418
Oil and condensate	5,090,589	—	5,090,589
Gathering and compression fees	—	9,790,531	9,790,531
Intersegment gathering and compression fees	—	1,375,879	1,375,879
	20,939,221	11,166,410	32,105,631

Reconciliation of operating revenue
Elimination of intersegment revenues			(1,375,879)
Total consolidated operating revenue(1)			30,729,752

Operating costs
Gathering, transportation, and compression	5,938,422	—	5,938,422
Other lease operating expense	466,859	2,459,694	2,926,553
Intersegment other lease operating expense	1,375,879	—	1,375,879
Loss on sale of oil and gas properties	1,449,871	—	1,449,871
Depletion, depreciation, amortization and accretion	6,638,882	1,046,202	7,685,084
Segment operating income	$5,069,308	$7,660,514	$11,353,943

Reconciliation of segment operating income
Salary expense			2,856,089
Stock based compensation			1,018,262
Other general and administrative			3,437,145
Elimination of intersegment other lease operating expenses			(1,375,879)
Total consolidated operating income			5,418,326

Other income (expense)
Interest income			1,673,241
Interest expense			(80,379)
Gain on derivative contracts			3,130,055
Other income			4,357
Other income, net			4,727,274
Net income before income tax expense			$10,145,600

Capital expenditures (2)	$18,563,773	$82,302	$18,646,075
Segment assets	$73,873,982	$7,198,277	$81,072,259

Total segment assets reconciled to consolidated amounts are as follows:
Total segment assets			$81,072,259
Current assets, net			41,128,796
Other property and equipment			929,571
Operating lease right-of-use asset			441,987
Restricted Cash			470,000
			$124,042,613
(1)	Segment operating revenue represents revenues generated from the operations of the segment. Inter-segment sales during the years ended December 31, 2024 and 2023 have been eliminated upon consolidation. For the year ended December 31, 2024, we sold natural gas to 34 unique customers. SWN Energy Services Company, LLC accounted for 10% or more of our total revenue. For the year ended December 31, 2023, we sold natural gas to 33 unique customers. Direct Energy Business Marketing, LLC and EQT Energy, LLC each accounted for 10% or more of our total revenue.
(2)	Capital expenditures for the Upstream segment consist primarily of the acquisition of properties, and the drilling and completing of wells while Gas Gathering consists of expenditures relating to the expansion, completion, and maintenance of the gathering and compression facility.

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

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2024 and 2023

Inherent in the Company’s fixed price contracts, are certain business risks, including market risk and credit risk. Market risk is the risk that the price of oil and natural gas will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by the Company’s counterparty to a contract. The Company may be required to post collateral depending on the cumulative balance owed to a counterparty on a mark-to-market basis.

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

Epsilon has historically elected not to designate any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for these financial commodity derivative contracts using the mark-to-market accounting method. Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as (loss) gain on derivative contracts on the consolidated statements of operations and comprehensive income. The related cash flow impact is reflected in cash flows from operating activities. During 2024, Epsilon recognized losses on financial commodity derivative contracts of $391,147. This amount included cash received on the settlement of these contracts of $1,196,656. During 2023, Epsilon recognized gains on financial commodity derivative contracts of $3,130,055. This amount included cash paid on the settlement of these contracts of $3,251,890.

Commodity Derivative Contracts

At December 31, 2024, the Company had outstanding NYMEX HH swaps totaling 2.2615 Bcf with a weighted average strike price of $3.26 and Tennessee Z4 basis swaps totaling 2.2615 Bcf with a weighted average strike price of ($0.91) covering January 2025 to October 2025, and NYMEX WTI CMA swaps totaling 20,662 Bbls with a weighted average strike price of $73.49 to hedge a portion of expected volumes for the contract period of January 2025 to June 2025.

At December 31, 2023, the Company had outstanding NYMEX HH swaps totaling 1.905 Bcf with a weighted average strike price of $3.25 and Tennessee Z4 basis swaps totaling 1.905 Bcf with a weighted average strike price of ($1.10) to hedge a portion of expected volumes for the contract period of January 2024 to October 2024.

	Fair Value of Derivative Assets
	December 31,	December 31,
	2024	2023
Current
NYMEX Henry Hub swap	$151,274	$1,353,667
Tennessee Z4 basis swap	195,211	112,719
Crude Oil NYMEX WTI CMA	56,547	—
	$403,032	$1,466,386

	Fair Value of Derivative Liabilities
	December 31,	December 31,
	2024	2023
Current
NYMEX Henry Hub swap	$(448,852)	$—
Tennessee Z4 Basis swap	(441,728)	(366,131)
	$(890,580)	$(366,131)

Net Fair Value of Derivatives	$(487,548)	$1,100,255

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2024 and 2023

The following table presents the changes in the fair value of Epsilon’s commodity derivatives for the periods indicated:

	Year ended December 31,
	2024	2023
Fair value of asset, beginning of the period	$1,100,255	$1,222,090
(Loss) gain on derivative contracts included in earnings	(391,147)	3,130,055
Settlement of commodity derivative contracts	(1,196,656)	(3,251,890)
Fair value of (liability) asset, end of the period	$(487,548)	$1,100,255

The following table presents the fair value of derivatives, as presented in the Consolidated Balance Sheets, on a net basis as they are subject to master netting arrangements:

	December 31, 2024			December 31, 2023
	Gross Fair	Amounts	Net Fair	Gross Fair	Amounts	Net Fair
	Value	Netted	Value	Value	Netted	Value
Derivative Assets
Fair value of derivatives	$403,032	$(403,032)	$-	$1,466,386	$(247,361)	$1,219,025
Derivative Liabilities
Fair value of derivatives	$(890,580)	$403,032	$(487,548)	$(366,131)	$247,361	$(118,770)

16. Asset Retirement Obligations

Asset retirement obligations are estimated by management based on Epsilon’s net ownership interest in all wells and the gathering system, estimated costs to reclaim and abandon such assets and the estimated timing of the costs to be incurred in future periods, and the forecast risk free cost of capital. Epsilon has estimated the net present value of its total asset retirement obligations to be $3.7 million as of December 31, 2024 ($3.5 million at December 31, 2023). Each year we review, and to the extent necessary, revise our asset retirement obligations estimates in accordance with recent activity and current service costs.

The following table presents the activity in Epsilon’s asset retirement obligations for the periods indicated:

	Year Ended	Year ended
	December 31,	December 31,
	2024	2023
Balance beginning of period	$3,502,952	$2,780,237
Liabilities acquired	48,207	12,437
Liabilities disposed of	—	(46,961)
Wells plugged and abandoned	(88,992)	(509,802)
Change in estimates	6,695	1,178,142
Accretion	183,434	88,899
Balance end of period	$3,652,296	$3,502,952

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2024 and 2023

17. Fair Value Measurements

The methodologies used to determine the fair value of our financial assets and liabilities at December 31, 2024 were the same as those used at December 31, 2023.

Cash, restricted cash, accounts receivable, and accounts payable are carried at cost, which approximates fair value because of the short-term maturity of these instruments. Cash equivalents are carried at fair value. The Company’s revolving line of credit has a recorded value that approximates its fair value since its variable interest rate is tied to current market rates and the applicable margins represent market rates. The revolving line of credit is classified within Level 2 of the fair value hierarchy.

The Company had investments in U.S. Treasury bills, all of which mature over a period of 3 and 12 months and are classified as short term investments. The U.S. Treasury bills are carried at fair value. The U.S. Treasury bills are classified within Level 1 of the fair value hierarchy.

Commodity derivative instruments consist of NYMEX HH swap and basis swap contracts for natural gas and NYMEX WTI CMA swap contracts for crude oil. The Company’s derivative contracts are valued based on a marked to market approach. These assumptions are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace, and are therefore designated as Level 2 within the valuation hierarchy. The Company utilizes its counterparties’ valuations to assess the reasonableness of its own valuations.

	December 31, 2024
	Level 1	Level 2	Level 3	Effect of Netting	Net Fair Value
Assets
Derivative contracts	$—	$403,032	$—	$(403,032)	$—
Cash equivalents	$298,767	$—	$—	$—	$298,767
Liabilities
Derivative contracts	$—	$890,580	$—	$(403,032)	$487,548

	December 31, 2023
	Level 1	Level 2	Level 3	Effect of Netting	Net Fair Value
Assets
Derivative contracts	$—	$1,219,025	$—	$—	$1,219,025
Cash equivalents	$195,669	$—	$—	$—	$195,669
Short term investments	$18,775,106	$—	$—	$—	$18,775,106
Liabilities
Derivative contracts	$—	$247,361	$—	$(366,131)	$(118,770)

Non-Recurring Fair Value Measurements

The Company performed an impairment test on our oil and gas properties and it was determined that the carrying amount of the Killam project in Alberta, Canada exceeded the estimated undiscounted future cash flows resulting in a reduction of the carrying amount of the oil properties to their estimated fair values by $1.45 million. This nonrecurring fair value measurement is classified within Level 3 of the fair value hierarchy.  For the year ended December 31, 2023, there was no impairment.

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2024 and 2023

The table below summarizes the fair value of the impaired assets at December 31, 2024.

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Nonrecurring fair value measurement
Long-lived assets held and used	$492,253	$—	$—	$492,253
Total Nonrecurring fair value measurement	$492,253	$—	$—	$492,253

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

Proved undeveloped reserves (PUDs) are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. PUDs can be recorded in respect of a particular undrilled location only if the location is scheduled, under the then-current drilling and development plan, to be drilled within five years from the date that the PUDs are to be recorded, unless specific factors (such as those described in interpretative guidance issued by the Staff of the SEC) justify a longer timeframe. Likewise, absent any such specific factors, PUDs associated with a particular undeveloped drilling location shall be removed from the estimates of proved reserves if the location is scheduled, under the then-current drilling and development plan, to be drilled on a date that is beyond five years from the date that the PUDs were recorded. Epsilon has formulated development plans for all drilling locations associated with its PUDs at December 31, 2024. Under these plans, each PUD location will be drilled within five years from the date it was recorded.

Estimates for PUDs are not attributed to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

The following tables set forth Epsilon’s net proved reserves at December 31, 2024 and 2023 and changes for each of the two years in the year ended December 31, 2024. Net proved reserves at December 31 are estimated by the Company’s independent petroleum engineers, DeGolyer and MacNaughton.

EPSILON ENERGY LTD.

Supplemental Information to Consolidated Financial Statements

(Unaudited)

NET PROVED RESERVE SUMMARY

		Permian
	Pennsylvania	Basin	Oklahoma	Canada	Total
Natural Gas (MMcf)
Net proved reserves at December 31, 2022	84,497	-	5,543	-	90,040
Revisions of previous estimates	(14,831)	-	(1,515)	-	(16,346)
Acquisitions	-	481	-	-	481
Production	(7,906)	-	(354)	-	(8,260)
Net proved reserves at December 31, 2023	61,760	481	3,674	-	65,915
Revisions of previous estimates	8,334	303	(480)	-	8,157
Acquisitions	-	1,471	-	-	1,471
Production	(5,700)	(205)	(237)	-	(6,142)
Net proved reserves at December 31, 2024	64,394	2,050	2,957	-	69,401
Natural Gas Liquids (MBbl)
Net proved reserves at December 31, 2022	-	-	491	-	491
Revisions of previous estimates	-	-	(203)	-	(203)
Acquisitions	-	116	-	-	116
Production	-	-	(21)	-	(21)
Net proved reserves at December 31, 2023	-	116	267	-	383
Revisions of previous estimates	-	89	(1)	-	88
Acquisitions	-	475	-	-	475
Production	-	(52)	(17)	-	(69)
Net proved reserves at December 31, 2024	-	628	249	-	877
Oil and Condensate (MBbl)
Net proved reserves at December 31, 2022	-	-	211	-	211
Revisions of previous estimates	-	-	(43)	-	(43)
Acquisitions	-	194	-	-	194
Production	-	-	(21)	-	(21)
Net proved reserves at December 31, 2023	-	194	147	-	341
Revisions of previous estimates	-	243	(20)	-	223
Acquisitions	-	1,175	-	17	1,192
Production	-	(173)	(11)	-	(184)
Net proved reserves at December 31, 2024	-	1,439	116	17	1,572
Total Company (MMcfe)
Net proved reserves at December 31, 2022	84,497	-	9,758	-	94,255
Revisions of previous estimates (1)(2)	(14,831)	-	(2,991)	-	(17,822)
Acquisitions	-	2,341	-	-	2,341
Production	(7,906)	-	(606)	-	(8,512)
Net proved reserves at December 31, 2023	61,760	2,341	6,161	-	70,262
Revisions of previous estimates (3)(4)(5)	8,334	2,294	(606)	-	10,022
Acquisitions	-	11,371	-	102	11,473
Production	(5,700)	(1,555)	(405)	-	(7,660)
Net proved reserves at December 31, 2024	64,394	14,451	5,150	102	84,097

(1)	Revisions of previous estimates for Pennsylvania for 2023 include reductions of 9,626 MMcf related to well performance, reductions of 21,830 MMcf related to commodity pricing, and additions of 16,625 MMcf related to changes in previously adopted development plans.
(2)	Revisions of previous estimates for Oklahoma for 2023 include reductions of 454 MMcfe related to commodity pricing, 1,760 MMcfe related to changes in previously adopted development plans, and 777 MMcfe related to well performance.
(3)	Revisions of previous estimates for Pennsylvania for 2024 include additions of 10,244 MMcf related to changes in previously adopted development plans, reductions of 2,849 MMcf related to commodity pricing, and additions of 939 MMcf related to well performance.
(4)	Revisions of previous estimates for the Permian Basin for 2024 include additions of 2,317 MMcfe related to well performance and reductions of 23 MMcfe related to commodity pricing.
(5)	Revisions of previous estimates for Oklahoma for 2024 include reductions of 196 MMcfe related to commodity pricing and 410 MMcfe related to well performance.

EPSILON ENERGY LTD.

Supplemental Information to Consolidated Financial Statements

(Unaudited)

		Permian
	Pennsylvania	Basin	Oklahoma	Canada	Total
Proved developed reserves:
Natural Gas (MMcf)
At December 31, 2022	76,302	-	2,664	-	78,966
At December 31, 2023	45,135	481	1,939	-	47,555
At December 31, 2024	54,150	1,265	1,436	-	56,851
Natural Gas Liquids (MBbl)
At December 31, 2022	-	-	198	-	198
At December 31, 2023	-	116	133	-	249
At December 31, 2024	-	375	115	-	490
Oil and condensate (MBbl)
At December 31, 2022	-	-	107	-	107
At December 31, 2023	-	194	78	-	272
At December 31, 2024	-	779	51	17	847
Total proved developed reserves (MMcfe)
At December 31, 2022	76,302	-	4,494	-	80,796
At December 31, 2023	45,135	2,341	3,205	-	50,681
At December 31, 2024	54,150	8,188	2,432	102	64,872

Proved undeveloped reserves:
Natural Gas (MMcf)
At December 31, 2022	8,195	-	2,879	-	11,074
At December 31, 2023	16,625	-	1,736	-	18,361
At December 31, 2024	10,244	785	1,521	-	12,550
Natural Gas Liquids (MBbl)
At December 31, 2022	-	-	293	-	293
At December 31, 2023	-	-	134	-	134
At December 31, 2024	-	253	134	-	387
Oil and condensate (MBbl)
At December 31, 2022	-	-	104	-	104
At December 31, 2023	-	-	69	-	69
At December 31, 2024	-	660	65	-	725
Total proved undeveloped reserves (MMcfe)
At December 31, 2022	8,195	-	5,264	-	13,459
At December 31, 2023	16,625	-	2,956	-	19,581
At December 31, 2024	10,244	6,263	2,718	-	19,225

Total proved reserves:
Natural Gas (MMcf)
At December 31, 2022	84,497	-	5,543	-	90,040
At December 31, 2023	61,760	481	3,675	-	65,916
At December 31, 2024	64,394	2,050	2,957	-	69,401
Natural Gas Liquids (MBbl)
At December 31, 2022	-	-	491	-	491
At December 31, 2023	-	116	267	-	383
At December 31, 2024	-	628	249	-	877
Oil and condensate (MBbl)
At December 31, 2022	-	-	211	-	211
At December 31, 2023	-	194	147	-	341
At December 31, 2024	-	1,439	116	17	1,572
Total proved reserves (MMcfe)
At December 31, 2022	84,497	-	9,758	-	94,255
At December 31, 2023	61,760	2,341	6,161	-	70,262
At December 31, 2024	64,394	14,451	5,150	102	84,097

EPSILON ENERGY LTD.

Supplemental Information to Consolidated Financial Statements

(Unaudited)

Capitalized Costs Relating to Natural gas and oil Producing Activities

The following table sets forth the capitalized costs relating to Epsilon’s crude oil and natural gas production activities at December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023
Proved properties	$191,349,210	$160,263,511
Unproved properties	28,364,186	25,504,873
Total Oil & Gas Properties	219,713,396	185,768,384
Accumulated depreciation, depletion, amortization and impairment	(122,751,395)	(113,708,210)
Net capitalized costs	$96,962,001	$72,060,174

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

		Permian
	Pennsylvania	Basin	Oklahoma	Canada	Total
Oil and Natural Gas Activities:
Total costs incurred for oil and natural gas activities as of December 31, 2024
Unproved acquisition costs	$499,820	$1,345,113	$—	$1,014,380	$2,859,313
Proved acquisition costs	17,389	12,147,327	—	—	12,164,716
Proved development costs	4,782,274	12,193,104	68,651	1,876,953	18,920,982
Total costs incurred	$5,299,483	$25,685,544	$68,651	$2,891,333	$33,945,011

Total costs incurred for oil and natural gas activities as of December 31, 2023
Unproved acquisition costs	$6,727,250	$556,047	$49,737	$2,682	$7,335,716
Proved development costs	4,714,022	8,384,986	(1,132,451)	—	11,966,557
Total costs incurred	$11,441,272	$8,941,033	$(1,082,714)	$2,682	$19,302,273

Results of Operations for Natural Gas and Oil Producing Activities

The following table sets forth results of operations for natural gas and oil producing activities for the years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023
Oil and gas producing activities:
Gas sales	$10,786,068	$14,864,214
Oil and other liquid sales	15,212,644	6,075,007
Total revenues	25,998,712	20,939,221
Lease operating costs	(7,264,824)	(6,405,281)
Depreciation, depletion, amortization, accretion and impairment	(10,718,231)	(6,638,882)
Income tax expense	(1,629,093)	(2,569,725)
Results of operations from oil and gas producing activities	$6,386,564	$5,325,333

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Natural gas and oil Reserves

The following information has been developed utilizing procedures prescribed by the Extractive Activities—Natural Oil and Gas (Topic 932) of the ASC and based on natural gas reserves and production volumes estimated by our

EPSILON ENERGY LTD.

Supplemental Information to Consolidated Financial Statements

(Unaudited)

independent petroleum consultants, DeGolyer and MacNaughton. The commodity prices estimated below were based on a 12-month average of first-day-of-the-month commodity prices for the years 2024 and 2023. The following information may be useful for certain comparative purposes, but should not be solely relied upon in evaluating Epsilon or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of Epsilon.

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

The following table sets forth the standardized measure of discounted future net cash flows from projected production of Epsilon’s gas reserves as of December 31, 2024 and 2023.

		Permian
	Pennsylvania	Basin	Oklahoma	Canada	Total
Standard measure of discounted net cash flows as of December 31, 2024
Future cash inflows	$100,218,636	$125,275,660	$21,830,652	$941,636	$248,266,584
Future production costs	(54,462,887)	(43,915,587)	(10,313,945)	(377,798)	(109,070,217)
Future development costs(1)	(12,274,739)	(14,245,000)	(4,896,984)	(45,000)	(31,461,723)
Future income taxes(2)	(7,461,773)	(10,447,829)	(701,602)	—	(18,611,204)
Future net cash flows (undiscounted)	26,019,237	56,667,244	5,918,121	518,838	89,123,440
10% annual discount for estimated timing of cash flows	(10,628,574)	(24,726,300)	(3,014,198)	(97,774)	(38,466,846)
Standardized measure of discounted future net cash flows	$15,390,663	$31,940,944	$2,903,924	$421,064	$50,656,595

Standard measure of discounted net cash flows as of December 31, 2023
Future cash inflows	$103,665,328	$18,829,996	$29,629,506	$—	$152,124,830
Future production costs	(54,684,801)	(6,755,857)	(12,372,663)	—	(73,813,321)
Future development costs(1)	(10,931,859)	(87,500)	(4,796,571)	—	(15,815,930)
Future income taxes(2)	(8,311,899)	(1,295,491)	(1,973,614)	—	(11,581,004)
Future net cash flows (undiscounted)	29,736,769	10,691,148	10,486,658	—	50,914,575
10% annual discount for estimated timing of cash flows	(10,162,963)	(2,548,601)	(5,230,103)	—	(17,941,667)
Standardized measure of discounted future net cash flows	$19,573,806	$8,142,548	$5,256,555	$—	$32,972,908
(1)	Costs associated with the abandonment of proved properties are included in future development costs.
(2)	Future income taxes for 2024 and 2023 were estimated using a combined federal and state statutory tax rate of approximately 24%.

EPSILON ENERGY LTD.

Supplemental Information to Consolidated Financial Statements

(Unaudited)

Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table sets forth the changes in the standardized measure of discounted future net cash flows for the years ended December 31, 2024 and 2023:

		Permian
	Pennsylvania	Basin	Oklahoma	Canada	Total
Future net cash flows as of December 31, 2022	$127,038,998	$—	$18,738,110	$—	$145,777,108
Revenue less production and other costs	(7,598,080)	(3,131,578)	(2,428,537)	—	(13,158,195)
Changes in price, net of production costs	(144,425,073)	—	(11,948,735)	—	(156,373,808)
Development costs incurred	3,538,365	7,571,473	(1,098,330)	—	10,011,508
Net changes in future development costs	(1,929,366)	(7,627,799)	4,468,819	—	(5,088,346)
Revisions of previous quantity estimates	(5,794,427)	9,352,748	(4,089,834)	—	(531,513)
Accretion of discount	12,078,196	—	2,192,989	—	14,271,185
Net change in income taxes	39,014,488	(1,153,874)	1,938,755	—	39,799,369
Timing differences and other technical revisions	(2,349,296)	3,131,578	(2,516,681)	—	(1,734,399)
Future net cash flows as of December 31, 2023	19,573,805	8,142,548	5,256,555	—	32,972,908
Revenue less production and other costs	(4,953,087)	(11,478,606)	(1,123,854)	(43,696)	(17,599,243)
Changes in price, net of production costs	(2,686,674)	1,164,105	(1,816,853)	—	(3,339,422)
Development costs incurred	4,784,359	8,450,190	68,651	1,016,640	14,319,839
Net changes in future development costs	(5,084,036)	(20,313,738)	(131,859)	(1,020,101)	(26,549,734)
Revisions of previous quantity estimates	390,639	6,394,390	(770,571)	—	6,014,458
Accretion of discount	2,598,426	578,818	565,753	—	3,742,998
Net change in income taxes	644,355	(4,914,788)	622,733	—	(3,647,700)
Purchases of reserves in place	—	40,846,884	—	—	40,846,884
Timing differences and other technical revisions	122,876	3,071,142	233,368	468,221	3,895,607
Future net cash flows as of December 31, 2024	$15,390,663	$31,940,944	$2,903,924	$421,064	$50,656,595

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.     CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the design and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

With the participation of our management, we performed an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework)”. Based upon our evaluation under the 2013 Framework, we have concluded that as of December 31, 2024 our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

During the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The names, ages, business experience (for at least the past five years) and positions of our directors and executive officers as of December 31, 2024, are set out below. Our Board of Directors consisted of six members at such date. All directors serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified. The Board of Directors appoints the executive officers annually.

Directors and Executive Officers	Age	Position with us
Jason Stabell	50	Chief Executive Officer and Director
Henry N. Clanton	62	Chief Operating Officer
Andrew Williamson	36	Chief Financial Officer
John Lovoi	64	Chairman of the Board and Director
Tracy Stephens	64	Director
Jason Stankowski	54	Director
David Winn	62	Director
Nicola Maddox	69	Director

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

John Lovoi. Mr. Lovoi has been chairman of our board of directors since July 2013. Mr. Lovoi has been the managing partner of JVL Advisors, LLC, a private natural gas and oil investment advisor, since November 2002. He is a Director of Helix Energy Solutions Group, an operator of offshore natural gas and oil properties and production facilities, the Chairman of Innovex International, a leading provider of a broad range of products and services to the global oil and gas industry.  We believe that Mr. Lovoi is qualified to serve as a member of our board of directors as a result of his background in investment banking, equity research, and asset management, with an emphasis on the global natural gas and oil practice.

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

Mr. Lovoi is the Managing Partner of JVL Advisors, LLC, beneficial owner of 1.29% of our common shares and Chairman of the Board.

The Board held ten meetings during 2024 and eleven meetings during 2023. All Board meetings were conducted with open and candid discussions. As such, directors did not hold any separate meetings, other than Audit and Compensation, Nominating and Corporate Governance Committee meetings. The members of the Board have the ability to meet on their own and are authorized to retain independent financial, legal and other experts as required whenever, in their opinion, matters come before the Board that require an independent analysis by the members of the Board. The Board intends to hold at least four regular meetings each year, as well as additional meetings as required. The Board has not established any required attendance levels for the Board and committee meetings. In setting the regular meeting schedule, care is taken to ensure that meeting dates are set to accommodate directors’ schedules so as to encourage full attendance.

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

Employment Agreements

All named executive officers have executed employment contracts with us. Mr. Jason Stabell’s employment agreement is effective from July 1, 2022 and filed in Form 8-K with the SEC on June 24, 2022. Mr. Henry Clanton’s employment agreement is effective from January 1, 2024 and filed in Form 8K with the SEC on March 12, 2024. Mr. Andrew Williamson’s employment agreement is effective from July 1, 2022 and filed in Form 8-K with the SEC on June 24, 2022.

ITEM 11.     EXECUTIVE COMPENSATION.

Summary Compensation Table

The Board adopted the 2020 Equity Incentive Plan (the “2020 Plan”) on July 22, 2020 subject to approval by Epsilon’s shareholders at Epsilon’s 2020 Annual General and Special Meeting of shareholders, which occurred on September 1, 2020 (the “Meeting”). Shareholders approved the 2020 Plan at the Meeting.

The following table sets out information concerning the compensation paid to our principal executive officer and our two most highly compensated executive officers other than our principal executive officer, or our named executive officers, for the two years ended December 31, 2024 and 2023. Compensation amounts in the following table are in U.S. dollars.

Name and principal				Share-based	Other	Total
position	Year	Salary	Bonuses	Awards	Compensation (4)	Compensation
Jason Stabell, CEO (1)	2024	$322,000	$164,000	$552,001	$18,446	$1,056,447
	2023	$311,000	$184,000	$851,003	$7,350	$1,353,353
Henry N. Clanton, COO (2)	2024	$282,000	$123,000	$164,000	$19,341	$588,341
	2023	$272,000	$92,000	$92,004	$15,752	$471,756
Andrew Williamson, CFO (3)	2024	$264,000	$139,000	$221,001	$17,469	$641,470
	2023	$239,000	$138,000	$355,006	$12,448	$744,454
(1)	Mr. Stabell was hired as our chief executive officer in July 2022. His current base salary is $322,000.

2024—Share award of 88,889 common shares valued at $6.21 per share, market price on the grant date of December 31, 2024, which vests evenly over a three year period.

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

(2)	Mr. Henry Clanton was hired as our chief operating officer in January 2018. His current base salary of $282,000.

2024—Share award of 26,409 common shares valued at $6.21 per share, market price on the grant date of December 31, 2024, which vest evenly over a three year period.

2023—Share award of 18,111 common shares valued at $5.08 per share, market price on the grant date of December 31, 2023, which vest evenly over a three year period.

(3)	Mr. Andrew Williamson was hired as our chief financial officer in July 2022. His current base salary is $264,000.

2024—Share award of 35,588 valued at $6.21 per share, market price on the grant date of December 31, 2024, which grants vest evenly over a three year period.

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

Mr. Stabell and the Company entered into an Executive Employment Agreement, effective July 1, 2022.  The terms of the Employment Agreement have been adjusted by the Board subsequent to its effective date.  Mr. Stabell serves as CEO on an “at-will” basis for an annual base salary of $322,000 during 2024 and $311,000 during 2023. In addition to his base salary, Mr. Stabell is eligible to receive an annual incentive cash bonus targeted at $200,000 for achieving performance goals established by the Compensation Committee of the Board in its sole discretion for the then current calendar year. Additionally, Mr. Stabell is eligible for equity awards in the discretion of the Compensation Committee, which in 2024 included 88,889 common shares valued at $6.21 per share (market price on the grant date of December 31, 2024), which vests evenly over a three year period, and in 2023 included 108,465 common shares valued at $5.08 per share (market price on the grant date of December 31, 2023), which vests evenly over a three year period.  Mr. Stabell is entitled to participate in all applicable Company benefit plans, programs, or arrangements that the Company may offer to its executives generally, from time to time, and as may be amended from time to time.

Mr. Clanton and the Company entered into an Executive Employment Agreement, effective January 14, 2024.  The terms of the Employment Agreement have been adjusted by the Board subsequent to its effective date.  Mr. Clanton serves as COO on an “at-will” basis for an annual base salary of $282,000 during 2024 and $272,000 during 2023. In addition to his base salary, Mr. Clanton is eligible to receive an annual incentive cash bonus targeted at $150,000 for achieving performance goals established by the Compensation Committee of the Board in its sole discretion for the then current calendar year. Additionally, Mr. Clanton is eligible for equity awards in the discretion of the Compensation Committee, which in 2024 included 26,409 common shares valued at $6.21 per share (market price on the grant date of December 31, 2024), which vests evenly over a three year period, and in 2023 included 18,811 common shares valued at $5.08 per share (market price on the grant date of December 31, 2023), which vests evenly over a three year period.  Mr. Clanton is entitled to participate in all applicable Company benefit plans, programs, or arrangements that the Company may offer to its executives generally, from time to time, and as may be amended from time to time.

Mr. Williamson and the Company entered into an Executive Employment Agreement, effective July 1, 2022.  The terms of the Employment Agreement have been adjusted by the Board subsequent to its effective date.  Mr. Williamson serves as CFO on an “at-will” basis for an annual base salary of $264,000 during 2024 and $239,000 during 2023. In addition to his base salary, Mr. Williamson is eligible to receive an annual incentive cash bonus targeted at $170,000 for achieving performance goals established by the Compensation Committee of the Board in its sole discretion for the then current calendar year. Additionally, Mr. Williamson is eligible for equity awards in the discretion of the Compensation Committee, which in 2024 included 35,588 common shares valued at $6.21 per share (market price on the grant date of December 31, 2024), which vests evenly over a three year period, and in 2023 included 45,276 common shares valued at $5.08 per share (market price on the grant date of December 31, 2023), which vests evenly over a three year period.  Mr. Williamson is entitled to participate in all applicable Company benefit plans, programs, or arrangements that the Company may offer to its executives generally, from time to time, and as may be amended from time to time.

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

The maximum number common shares that may be issued under the 2020 Plan is 2,000,000. As of December 31, 2024, 234,834 performance stock units (“PSUs”), and 1,323,663 time-based restricted shares have been issued, leaving 676,337 shares available to be granted under the 2020 Plan.

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

At December 31, 2024, we were authorized to issue equity securities as follows:

	Number of Shares to be	Weighted Average	Number of Shares Remaining
	Issued Upon Exercise	Exercise Price of	Available for Future Issuance
	of Outstanding Options,	Outstanding Options,	Under Equity Compensation Plans
Plan Category	Warrants and Rights	Warrants and Rights	(excluding shares in column (a))
Common shares under 2020 Equity Incentive Plan	560,970	$5.77	676,337

Incentive Plan Awards for Named Executive Officers

Outstanding Share-Based Awards and Option-Based Awards as of December 31, 2024 are as follows:

	Share-based Awards
		Market
	Number of	Value of
	Shares or Units	Share-Based
	of Shares that	Awards that
	Have Not	Have Not
Name	Vested	Vested
Jason Stabell	235,235	$1,460,809
Henry N. Clanton	43,111	$267,719
Andrew Williamson	96,621	$600,016

Incentive Plan Awards—Value Vested or Earned for Named Executive Officers

The values of incentive plan awards that were vested or earned during the year ended December 31, 2024 are as follows:

Share-based awards—Value
Name	Vested During the Year
Jason Stabell	$471,177
Henry N. Clanton	$88,392
Andrew Williamson	$196,459

We have adopted the 2020 Plan as an incentive-based share award plan applicable to all named executive officers and employees.

Change of control is defined as any event whereby any person acquires at least 50% of the Company’s stock or if a group of shareholders causes at least 50% of the board members to change.

DIRECTOR COMPENSATION

The following table contains compensation earned in the year ended December 31, 2024 by our independent directors who are not named executive officers:

		Share-Based
Name	Fees Earned	Awards	Total
John Lovoi	$95,000	$65,000	$160,000
Tracy Stephens	$65,000	$65,000	$130,000
David Winn	$70,000	$65,000	$135,000
Jason Stankowski	$55,000	$65,000	$120,000
Nicola Maddox	$55,000	$65,000	$120,000

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

Incentive Plan Awards—Value Vested or Earned During the Year for Directors (Other Than Named Executive Officers)

Outstanding Share-Based Awards and Option-Based Awards as of December 31, 2024 are as follows:

	Share-based Awards
		Market or
	Number of	Payout Value
	Shares or Units	of Share-Based
	of Shares that	Awards that
	Have Not	Have Not
Name	Vested	Vested
John Lovoi	28,266	$175,532
Tracy Stephens	22,266	$138,272
David Winn	22,266	$138,272
Jason Stankowski	22,266	$138,272
Nicola Maddox	21,048	$130,708

The values of incentive plan awards that were vested or earned during the year ended December 31, 2024 are as follows:

Share-based awards
Value Vested
Name	During the Year
John Lovoi	$107,601
Tracy Stephens	$70,701
David Winn	$70,701
Jason Stankowski	$70,701
Nicola Maddox	$35,264

Directors and Officers Liability Insurance

We maintain directors’ and officers’ liability insurance for the protection of our directors and officers against liability incurred by them in their capacities as our directors and officers. The policy provides an aggregate limit of liability of $30,000,000 with a retention held by the Company of $1,500,000. The current annual premium for the Directors’ and Officers’ liability insurance is approximately $350,000 and is re-bid annually. The premium is not allocated between Directors and Officers as separate groups.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table set forth below is information with respect to beneficial ownership of common shares as of March 19, 2025, by our named executive officers, by each of our directors, by all our current executive officers and directors as a group, and by each person known to us who beneficially own 5% or more of the outstanding common shares. To our knowledge, each person named in the table has sole voting and investment power with respect to the common shares identified as beneficially owned.

Unless otherwise indicated, the address of each of the individuals named below is c/o Epsilon Energy Ltd., 500 Dallas, Suite 1250, Houston, Texas 77002.

	Number of	Percentage of
	Common	Common
Name of Beneficial Owner	Shares	Shares Owned
5% Stockholders
Solas Capital Management LLC (1)	3,768,467	17.12%
Jumana Capital Investments LLC (2)	1,896,574	8.62%
Named Executive Officers and Directors
Jason Stabell (3)	622,198	*
Henry Clanton (4)	80,611	*
Andrew Williamson (5)	98,302	*
John Lovoi (6)	284,979	*
Tracy Stephens (7)	61,801	*
David Winn (8)	32,901	*
Jason Stankowski (9)	363,396	*
Nicola Maddox (10)	10,361	*
All executive officers and directors as a group (8 persons)	1,554,549	7.05%
*	Indicates beneficial ownership of less than 5% of outstanding shares.
(1)	The address of Solas Capital Management, LLC is 1063 Post Rd, 2nd Floor, Darien, Connecticut 06820. Pursuant to a Schedule 13G filed with the SEC on February 14, 2024, Solas Capital Management, LLC (“Solas”) and Frederick Tucker Golden share voting and dispositive power with respect to these common shares. All of the securities reported are owned by advisory clients of Solas, none of which is a beneficial owner of more than 5% as of July 14, 2020.
(2)	The address of Jumana Capital Investments LLC is 1717 St. James Place, Suite 335, Houston, Texas 77056. Christopher Martin is the managing of Jumana Capital and exercises the voting and dispositive power with respect to the common shares held by Jumana Capital.
(3)	Mr. Stabell is our chief executive officer and a member of our board of directors.
(4)	Mr. Clanton is our chief operating officer.
(5)	Mr. Williamson is our chief financial officer.
(6)	Mr. Lovoi is the chairman of our board of directors and is the managing member of JVL Advisors, LLC.
(7)	Mr. Stephens is a member of our board of directors.
(8)	Mr. Winn is a member of our board of directors.

(9)	Mr. Stankowski is a member of our board of directors and a partner and portfolio manager for Clayton Partners, LLC.
(10)	Ms. Maddox is a member of our board of directors.

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

Securities Authorized For Issuance under Equity Compensation Plans

The information required by Item 201 of Regulation S-K in “Item 1. Business – Market for Our Common Equity and Related Stockholder Matters.”

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Since the beginning of fiscal 2024, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds $120,000 and in which any of our directors, executive officers, holders of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, except for the compensation and other arrangements described in “Executive Compensation” and “Director Compensation” elsewhere in this document and the transactions described below.

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

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table summarizes fees billed to us for fiscal 2024 and for fiscal 2023 by our principal auditors, BDO USA, P.C.:

	December 31,	December 31,
	2024	2023
Audit Fees:
Audit of financial statements	$388,886	$395,759
Total Audit Fees	$388,886	$395,759

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)1.	Financial Statements:
Report of Independent Registered Public Accounting Firm (PCAOB ID 243)
Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023.
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2024 and December 31, 2023.
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2024 and December 31, 2023.
Consolidated Statements of Cash Flows for the years ended December 31, 2024 and December 31, 2023.
Notes to Consolidated Financial Statements

(a)2.	Financial Statement Schedules:
None.

(a)3.	Exhibits

3.1	Articles of Incorporation of Epsilon Energy Ltd (incorporated by reference to Exhibit 3.1 of Form 10, File No. 001-38770, filed on December 21, 2018).

3.2	Bylaws of Epsilon Energy Ltd. (incorporated by reference to Exhibit 3.2 of Form 10, File No. 001-38770, filed on December 21, 2018)

3.3	Articles of Amendment dated December 19, 2019 (incorporated by reference to Exhibit 3.3 of Form 10, File No. 001-38770, filed on December 21, 2018)

4.1	Description of Registrant’s Securities Registered Under Section 12 of the Exchange Act. (incorporated by reference to Exhibit 4.1 of Form 10-K, File No. 001-38770, filed on March 18, 2020)

10.1+	Henry Clanton Employment Agreement (incorporated by reference to Exhibit 10.2 of Form 8-K, File No. 001-38770, filed on March 12, 2024)

10.2

Anchor Shipper Gas Gathering Agreement, effective January 1, 2024, by and between Appalachia Midstream Services, L.L.C. and Epsilon Energy USA, Inc., as shipper and producer (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 001-38770, filed on May 21, 2024)

10.3+	2020 Equity Incentive Plan effective as of September 1, 2020 (incorporated by reference to Exhibit 10.1 of Form8-K, File No. 001-38770, filed on September 1, 2020)

10.4+	Share Compensation Plan (incorporated by reference to Exhibit 10.10 of Form 10, File No. 001-38770, filed on December 21, 2018)

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

10.6+	Jason Stabell Executive Employment Agreement (incorporated by reference to Exhibit 10.2 of Form 8-K, File No. 001-38770, filed on June 24, 2022)

10.7+	Andrew Williamson Executive Employment Agreement (incorporated by reference to Exhibit 10.4 of Form 8-K, File No. 001-38770, filed on June 24, 2022)

10.8

Credit Agreement, dated as of June 28, 2023, by and among Epsilon Energy USA Inc., Frost Bank, as agent and issuing bank, and the lenders from time to time party hereto (incorporated by reference to Exhibit 10.8 of Form 10-K, File No. 001-38770, filed on March 21, 2024)

10.9	Participation Agreement with HWN Energy, Ltd dated October 22, 2024 (incorporated by reference to Exhibit 10.1 of Form 8-K, File No. 001-38770, filed on October 28, 2024)

19.1*	Insider Trading Policy, updated November 13, 2024

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of Form 10, File No. 001-38770, filed on December 21, 2018)

23.1*	Consent of DeGolyer and MacNaughton

23.2*	Consent of BDO USA, P.C.

31.1*	Rule 13a-14(a)/15d-14(a) Certification.

31.2*	Rule 13a-14(a)/15d-14(a) Certification.

32.1**	Section 1350 Certifications.

32.2**	Section 1350 Certifications.

97.1	Epsilon Energy Ltd. Clawback Policy (incorporated by reference to Exhibit 97.1 of Form 10-K, File No. 001-38770, filed on March 21, 2024)

99.1*	Summary Reserve Report

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
+	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 19, 2025.

Epsilon Energy Ltd.

By: /s/ J. Andrew Williamson
J. Andrew Williamson
Chief Financial Officer
(duly authorized to sign on behalf of the registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Jason Stabell	Chief Executive Officer and Director	March 19, 2025
Jason Stabell	(Principal Executive Officer)

/s/ J. Andrew Williamson	Chief Financial Officer	March 19, 2025
J. Andrew Williamson	(Principal Financial and Accounting Officer)

/s/ John Lovoi	Chairman of the Board and Director	March 19, 2025
John Lovoi

/s/ Jason Stankowski	Director	March 19, 2025
Jason Stankowski

/s/ Tracy Stephens	Director	March 19, 2025
Tracy Stephens

/s/ David Winn	Director	March 19, 2025
David Winn

/s/Nicola Maddox	Director	March 19, 2025
Nicola Maddox