Form 10-Q
period 2025-03-31
Epsilon Energy Ltd.
filed 2025-05-14
CIK 1726126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller reporting company ☒	Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Yes ☐ No ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ⌧

As of May 13, 2025, there were 22,017,405 Common Shares outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report constitute forward-looking statements. The use of any of the words ‘‘anticipate,’’ ‘‘continue,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘may,’’ ‘‘will,’’ ‘‘project,’’ ‘‘should,’’ ‘‘believe,’’ and similar expressions and statements relating to matters that are not historical facts constitute ‘‘forward looking information’’ within the meaning of applicable securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated. Such forward-looking statements are based on reasonable assumptions, but no assurance can be given that these expectations will prove to be correct and the forward-looking statements included in this report should not be unduly relied upon. These statements are made only as of the date of this report. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to natural gas and oil production rates, commodity prices for crude oil or natural gas, supply and demand for natural gas and oil; the estimated quantity of natural gas and oil reserves, including reserve life; future development and production costs, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2024, and those described from time to time in our future reports filed with the Securities and Exchange Commission. You should consider carefully the statements under Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2024. Our Annual Report on Form 10-K for the year ended December 31, 2024 is available on our website at www.epsilonenergyltd.com.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$6,892,735	$6,519,793
Accounts receivable	8,003,517	5,843,722
Prepaid income taxes	—	975,963
Other current assets	647,295	792,041
Total current assets	15,543,547	14,131,519
Non-current assets
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	194,811,616	191,879,210
Unproved properties	33,425,087	28,364,186
Accumulated depletion, depreciation, amortization and impairment	(126,370,072)	(123,281,395)
Total oil and gas properties, net	101,866,631	96,962,001
Gathering system	43,176,418	43,116,371
Accumulated depletion, depreciation, amortization and impairment	(36,777,152)	(36,449,511)
Total gathering system, net	6,399,266	6,666,860
Land	637,764	637,764
Buildings and other property and equipment, net	246,894	259,335
Total property and equipment, net	109,150,555	104,525,960
Other assets:
Operating lease right-of-use assets, long term	318,604	344,589
Restricted cash	470,000	470,000
Prepaid drilling costs	22,581	982,717
Total non-current assets	109,961,740	106,323,266
Total assets	$125,505,287	$120,454,785

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable trade	$2,013,172	$2,334,732
Gathering fees payable	1,651,164	997,016
Royalties payable	2,019,819	1,400,976
Income taxes payable	924,905	—
Accrued capital expenditures	309,630	572,079
Accrued compensation	284,905	695,018
Other accrued liabilities	481,770	371,503
Fair value of derivatives	1,534,675	487,548
Operating lease liabilities	121,293	121,135
Total current liabilities	9,341,333	6,980,007
Non-current liabilities
Asset retirement obligations	3,716,029	3,652,296
Deferred income taxes	12,417,125	12,738,577
Operating lease liabilities, long term	326,527	355,776
Total non-current liabilities	16,459,681	16,746,649
Total liabilities	25,801,014	23,726,656
Commitments and contingencies (Note 11)
Shareholders' equity
Preferred shares, no par value, unlimited shares authorized, none issued or outstanding	—	—
Common shares, no par value, unlimited shares authorized and 22,008,766 shares issued and outstanding at March 31, 2025 and December 31, 2024	116,081,031	116,081,031
Additional paid-in capital	12,504,745	12,118,907
Accumulated deficit	(38,864,654)	(41,505,076)
Accumulated other comprehensive income	9,983,151	10,033,267
Total shareholders' equity	99,704,273	96,728,129
Total liabilities and shareholders' equity	$125,505,287	$120,454,785

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

	Three months ended March 31,
	2025	2024
Revenues from contracts with customers:
Gas, oil, NGL, and condensate revenue	$14,270,790	$6,051,045
Gas gathering and compression revenue	1,892,350	1,935,698
Total revenue	16,163,140	7,986,743

Operating costs and expenses:
Lease operating expenses	2,755,898	1,768,462
Gathering system operating expenses	552,651	552,570
Depletion, depreciation, amortization, and accretion	3,475,857	2,380,426
Impairment expense	6,669	—
General and administrative expenses:
Stock based compensation expense	385,838	321,569
Other general and administrative expenses	1,818,418	1,559,023
Total operating costs and expenses	8,995,331	6,582,050
Operating income	7,167,809	1,404,693

Other income (expense):
Interest income	15,299	266,272
Interest expense	(12,211)	(8,760)
Loss on derivative contracts	(1,462,170)	(100,726)
Other expense	(22,499)	(533)
Other (expense) income, net	(1,481,581)	156,253

Net income before income tax expense	5,686,228	1,560,946
Income tax expense	1,670,194	54,050
NET INCOME	$4,016,034	$1,506,896
Currency translation adjustments	(50,116)	364
Unrealized loss on securities	—	(4,609)
NET COMPREHENSIVE INCOME	$3,965,918	$1,502,651

Net income per share, basic	$0.18	$0.07
Net income per share, diluted	$0.18	$0.07
Weighted average number of shares outstanding, basic	22,008,766	21,994,207
Weighted average number of shares outstanding, diluted	22,109,819	21,994,207

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

						Accumulated
						Other		Total
	Common Shares Issued		Treasury Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	paid-in Capital	Income	Deficit	Equity
Balance at January 1, 2025	22,008,766	$116,081,031	—	$—	$12,118,907	$10,033,267	$(41,505,076)	$96,728,129
Net income	—	—	—	—	—	—	4,016,034	4,016,034
Dividends paid	—	—	—	—	—	—	(1,375,612)	(1,375,612)
Stock-based compensation expense	—	—	—	—	385,838	—	—	385,838
Other comprehensive loss	—	—	—	—	—	(50,116)	—	(50,116)
Balance at March 31, 2025	22,008,766	$116,081,031	—	$—	$12,504,745	$9,983,151	$(38,864,654)	$99,704,273

						Accumulated
						Other		Total
	Common Shares Issued		Treasury Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	paid-in Capital	Income	Deficit	Equity
Balance at January 1, 2024	22,222,722	$118,272,565	(70,874)	$(360,326)	$10,874,491	$9,772,277	$(37,946,042)	$100,612,965
Net income	—	—	—	—	—	—	1,506,896	1,506,896
Dividends paid	—	—	—	—	—	—	(1,370,409)	(1,370,409)
Stock-based compensation expense	—	—	—	—	321,569	—	—	321,569
Buyback of common shares	—	—	(248,700)	(1,203,708)	—	—	—	(1,203,708)
Retirement of treasury shares	(319,574)	(1,564,034)	319,574	1,564,034	—	—	—	—
Vesting of shares of restricted stock	10,054	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	(4,245)	—	(4,245)
Balance at March 31, 2024	21,913,202	$116,708,531	—	$—	$11,196,060	$9,768,032	$(37,809,555)	$99,863,068

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$4,016,034	$1,506,896
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	3,475,857	2,380,426
Impairment expense	6,669	—
Accretion of discount on available for sale securities	—	(216,180)
Loss on derivative contracts	1,462,170	100,726
Settlement (paid) received on derivative contracts	(415,043)	488,285
Settlement of asset retirement obligation	(1,600)	(1,653)
Stock-based compensation expense	385,838	321,569
Deferred income tax expense (benefit)	(321,452)	(22,993)
Changes in assets and liabilities:
Accounts receivable	(2,159,795)	953,714
Prepaid income taxes	978,542	(68,401)
Other assets and liabilities	141,640	146,477
Accounts payable, royalties payable, gathering fees payable, and other accrued liabilities	91,390	(1,897,438)
Income taxes payable	922,326	—
Net cash provided by operating activities	8,582,576	3,691,428
Cash flows from investing activities:
Additions to unproved oil and gas properties	(5,060,901)	(3,088,198)
Additions to proved oil and gas properties	(2,578,866)	(17,226,449)
Additions to gathering system properties	(104,275)	(22,650)
Additions to land, buildings and property and equipment	—	(7,681)
Purchases of short term investments - available for sale	—	(4,045,785)
Proceeds from short term investments - held to maturity	—	10,794,285
Prepaid drilling costs	960,136	1,813,808
Net cash used in investing activities	(6,783,906)	(11,782,670)
Cash flows from financing activities:
Buyback of common shares	—	(1,203,708)
Dividends paid	(1,375,612)	(1,370,409)
Net cash used in financing activities	(1,375,612)	(2,574,117)
Effect of currency rates on cash, cash equivalents, and restricted cash	(50,116)	364
Decrease in cash, cash equivalents, and restricted cash	372,942	(10,664,995)
Cash, cash equivalents, and restricted cash, beginning of period	6,989,793	13,873,628
Cash, cash equivalents, and restricted cash, end of period	$7,362,735	$3,208,633

Supplemental cash flow disclosures:
Income tax paid - federal	$80,000	$—
Income tax paid - state (PA)	$5,138	$—
Income tax paid - state (other)	$25	$—
Interest paid	$657	$—

Non-cash investing activities:
Change in proved properties accrued in accounts payable	$341,974	$2,946,528
Change in gathering system accrued in accounts payable	$(44,228)	$(3,624)
Asset retirement obligation asset additions and adjustments	$18,235	$16,372

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Description of Business

Epsilon Energy Ltd. (the “Company” or “Epsilon” or “we”) was incorporated under the laws of the Province of Alberta, Canada on March 14, 2005, pursuant to the Alberta Business Corporations Act. On February 14, 2019, Epsilon’s registration statement on Form 10 was declared effective by the United States Securities and Exchange Commission and on February 19, 2019, we began trading in the United States on the NASDAQ Global Market under the trading symbol “EPSN.” Epsilon is a North American on-shore focused independent natural gas and oil company engaged in the acquisition, development, gathering and production of natural gas and oil reserves.

2.    Basis of Preparation

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the appropriate rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. All adjustments which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods presented have been included. The interim financial information and notes hereto should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2024. The results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year.

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

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

this new standard and believes that the adoption will result in additional disclosures, but will not have any other impact on its consolidated financial statements.

In March 2024, the FASB issued ASU No. 2024-01, Compensation – Stock Compensation (Topic 718): Scope Applications of Profits Interest and Similar Awards (“ASU 2024-01”). The amendments in ASU 2024-01 improve its overall clarity and operability without changing the guidance and adding illustrative examples to determine whether profits interest award should be accounted for in accordance with Topic 718. The Company has adopted ASU No. 2024-01 as of January 1, 2025. There was no impact as a result of the adoption of this ASU.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts in the Consolidated Statements of Cash Flows as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$6,892,735	$6,519,793
Restricted cash included in other assets	470,000	470,000
Cash, cash equivalents, and restricted cash in the statement of cash flows	$7,362,735	$6,989,793

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

As of March 31, 2025 and December 31, 2024, the Company had no short term investments. During the three months ended March 31, 2024, the Company sold securities with a carrying amount of $7,003,123 for total proceeds of $7,159,285. The realized gains on these sales were $156,162. An additional $3,635,000 of securities reached maturity with total realized gains of $135,034. The realized gains are included in Other (expense) income, net in the Consolidated Statements of Operations and Comprehensive Income.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

5.  Property and Equipment

The following table summarizes the Company’s property and equipment as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	$194,811,616	$191,879,210
Unproved properties	33,425,087	28,364,186
Accumulated depletion, depreciation, amortization and impairment	(126,370,072)	(123,281,395)
Total oil and gas properties, net	101,866,631	96,962,001
Gathering system	43,176,418	43,116,371
Accumulated depletion, depreciation, amortization and impairment	(36,777,152)	(36,449,511)
Total gathering system, net	6,399,266	6,666,860
Land	637,764	637,764
Buildings and other property and equipment, net	246,894	259,335
Total property and equipment, net	$109,150,555	$104,525,960

Asset Acquisitions

During the three months ended March 31, 2025, Epsilon had no asset acquisitions.

During the three months ended March 31, 2024, Epsilon acquired assets that included the following:

●	a 25% working interest in three producing wells located in Ector County, Texas.
●	a 25% working interest in 3,246 gross undeveloped acres in Ector County, Texas.
●	total consideration paid of $14.8 million consisting of
(i)	$12.1 million for the producing wells and
(ii)	$2.7 million for the undeveloped acreage.

Management determined that substantially all the fair value of the assets acquired was concentrated in a group of similar identifiable assets. Based on this determination, the acquisition was accounted for as an asset acquisition.

Property Impairment

We perform a quantitative impairment test whenever events or changes in circumstances indicate that an asset group's carrying amount may not be recoverable, over proved properties using the published NYMEX forward prices, basis differentials, timing, methods and other assumptions consistent with historical periods. When indicators of impairment are present, GAAP requires that the Company first compare expected future undiscounted cash flows by asset group to their respective carrying values. If the carrying amount exceeds the estimated undiscounted future cash flows, a reduction of the carrying amount of the properties to their estimated fair value is required. Additionally, if an exploratory well is determined not to have found proved reserves, the costs incurred, net of any salvage value, should be charged to expense.

During the three months ended March 31, 2025, Epsilon recorded an impairment of $0.01 million for one well drilled during 2024 that was deemed non-commercial.  During the three months ended March 31, 2024, no impairment was recorded. For the year ended December 31, 2024, the Company had $0.53 million of impairment reflected in proved properties on the Consolidated Balance Sheets. To be consistent with the current presentation, the prior year impairment

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

has been reclassed to accumulated depletion, depreciation, amortization and impairment on the Consolidated Balance Sheets.

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

We were in compliance with the financial covenants of the agreement as of March 31, 2025.

	Balance at	Balance at
	March 31,	December 31,	Current
	2025	2024	Borrowing Base	Interest Rate
Revolving line of credit	$—	$—	$45,000,000	SOFR + 3.25%

7. Shareholders’ Equity

(a)Authorized shares

The Company is authorized to issue an unlimited number of Common Shares with no par value and an unlimited number of Preferred Shares with no par value.

(b)Purchases of Equity Shares

Normal Course Issuer Bid

On February 12, 2025, Epsilon’s board of directors (the “Board”) authorized a new share repurchase program of up to 2,200,876 common shares, representing 10% of the current outstanding common shares of Epsilon, for an aggregate purchase price of not more than US $13.0 million. The program commenced on February 12, 2025 and ends on February 11, 2026, unless the maximum amount of common shares is purchased before then or the Board approves earlier termination.

The previous share repurchase program commenced on March 19, 2024.  During the year ended December 31, 2024, we repurchased 125,000 common shares and spent $627,500 at an average price of $5.00 per share (excluding commissions) under the plan. On February 12, 2025, the Board terminated and revoked authority under the program.

During the three months ended March 31, 2025, no shares were repurchased under the new or previous program.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

(c)Equity Incentive Plan

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

Restricted Stock

For the three months ended March 31, 2025, no restricted common shares were awarded to the Company’s board of directors and employees. For the year ended December 31, 2024, 300,052 restricted common shares with a weighted average grant date fair value of $5.97 were awarded to the Company’s management, employees, and board of directors. These shares vest over a three-year period, with an equal number of shares being issued per period on the anniversary of the award resolution. The vesting of the shares is contingent on the individuals’ continued employment or service. The Company determined the fair value of the granted Restricted Stock based on the market price of the common shares of the Company on the date of grant.

The following table summarizes restricted stock activity for the three months ended March 31, 2025, and the year ended December 31, 2024:

	Three months ended			Year ended
	March 31, 2025			December 31, 2024
	Number of	Weighted	Weighted	Number of	Weighted	Weighted
	Restricted	Average	Average	Restricted	Average	Average
	Shares	Remaining Life	Grant Date	Shares	Remaining Life	Grant Date
	Outstanding	(years)	Fair Value	Outstanding	(years)	Fair Value
Balance non-vested Restricted Stock at beginning of period	560,970	1.61	$5.77	491,536	1.74	$5.59
Granted	—	—	-	300,052	1.92	5.97
Vested	—	—	-	(230,618)	—	5.65
Balance non-vested Restricted Stock at end of period	560,970	1.35	$5.77	560,970	1.61	$5.77

Stock compensation expense for the granted Restricted Stock is recognized over the vesting period. Stock compensation expense recognized during the three months ended March 31, 2025 and 2024 was $385,838 and $321,569, respectively.

As of March 31, 2025, the Company had unrecognized stock-based compensation related these shares of $2,817,243 to be recognized over a weighted average period of 1.19 years (at December 31, 2024: $3,198,469 over 1.30 years).

(d)Dividends

On February 26, 2025, the Board declared quarterly a dividend of $0.0625 per common share (annualized $0.25 per common share) totaling in aggregate an amount of approximately $1.38 million that was paid on March 31, 2025.

8. Revenue Recognition

Revenues are comprised of sales of natural gas, oil and natural gas liquids (“NGLs”), along with the revenue generated from the Company’s ownership interest in the gas gathering system in the Auburn field in Northeastern Pennsylvania.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Overall, product sales revenue generally is recorded in the month when contractual delivery obligations are satisfied, which occurs when control is transferred to the Company’s customers at delivery points based on contractual terms and conditions. In addition, gathering and compression revenue generally is recorded in the month when contractual service obligations are satisfied, which occurs as control of those services is transferred to the Company’s customers. Gathering System revenues derived from Epsilon’s production, which have been eliminated from total gathering system revenues (“elimination entry”), amounted to $0.6 million and $0.3 million, respectively, for the three months ended March 31, 2025 and 2024.

The following table details revenue for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Operating revenue
Natural gas	$10,613,573	$2,962,979
Natural gas liquids	387,250	372,984
Oil and condensate	3,269,967	2,715,082
Gathering and compression fees (1)	1,892,350	1,935,698
Total operating revenue	$16,163,140	$7,986,743
(1)	Net of the elimination entry

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

Current Expected Credit Losses

Under ASU 326, Financial Instruments – Credit Losses, estimated losses on financial assets are provided through an allowance for credit losses. The majority of our financial assets are held in cash and cash equivalents and accounts receivable. The accounts receivable are primarily from purchasers of oil and natural gas, counterparties to our financial instruments, and revenues earned for compression and gathering services. Our oil, gas, and natural gas liquids accounts receivables are generally collected within 30 days after the end of the month. Compression and gathering receivables are generally collected within 60 days after the end of the month. We assess collectability through various procedures,

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

including review of our trade receivable balances by counterparty, assessing economic events and conditions, our historical experience with counterparties, the counterparty’s financial condition and the amount and age of past due accounts. As of March 31, 2025 and December 31, 2024, we determined that our allowance for credit loss was nil.

	March 31,	December 31,	December 31,
	2025	2024	2023
Accounts receivable
Natural gas and oil sales	$6,357,749	$4,888,294	$4,327,886
Joint interest billing	—	—	17,476
Gathering and compression fees	1,615,086	918,471	1,543,239
Commodity contract	30,682	36,957	72,075
Interest	—	—	54,772
Total accounts receivable	$8,003,517	$5,843,722	$6,015,448

9. Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes certain transactions that have generally been reported in the Consolidated Statements of Changes in Shareholders’ Equity. The activity in accumulated other comprehensive income during the three months ended March 31, 2025 and 2024 consisted of the following:

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$10,033,267	$9,772,277
Translation gain/(loss)	(50,116)	364
Unrealized (loss)/gain on securities	—	(4,609)
Balance at end of period	$9,983,151	$9,768,032

10. Income Taxes

Income tax provisions for the three months ended March 31, 2025 and 2024 are as follows:

	Three months ended March 31,
	2025	2024
Current:
Federal	$1,564,061	$66,268
State	427,585	10,775
Total current income tax expense	1,991,646	77,043
Deferred:
Federal	(290,264)	377,599
State	(31,188)	(400,592)
Total deferred tax expense	(321,452)	(22,993)
Income tax expense	$1,670,194	$54,050

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

Our effective tax rate will typically differ from the statutory federal rate primarily as a result of state income taxes and the valuation allowance against the Canadian net operating loss. The effective tax rate for the three months ended March 31, 2025 was higher than the statutory federal rate as a result of state income taxes partially offset by the valuation allowance against the Canadian net operating loss.

11. Commitments and Contingencies

The Company enters into commitments for capital expenditures in advance of the expenditures being made. As of March 31, 2025, the Company had no commitments for capital expenditures.

12. Leases

Under ASC 842, Leases, the Company recognized an operating lease related to its corporate office as of March 31, 2025 and December 31, 2024 as summarized in the following table:

	March 31,	December 31,
	2025	2024
Asset
Operating lease right-of-use assets, long term	$318,604	$344,589
Total operating lease right-of-use assets	$318,604	$441,987

Liabilities
Operating lease liabilities	$121,293	$121,135
Operating lease liabilities, long term	326,527	355,776
Total operating lease liabilities	$447,820	$476,911

Operating lease costs	$60,349	$236,044

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$84,906	$214,230
Weighted average remaining lease term (years) - operating lease	2.40	2.50
Weighted average discount rate (annualized) - operating lease	8.25%	8.25%

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

On March 1, 2023, the Company commenced a new office lease with a 70 month lease term and future lease payments estimated to be approximately $0.85 million. There are no other pending leases, and no lease arrangements in which the Company is the lessor. Lease expense for operating leases was $0.06 million and $0.24 million for the three months ended March 31, 2025 and the year ended December 31, 2024, respectively. This lease expense is presented in other general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.

Future minimum lease payments as of March 31, 2025 are as follows:

Operating Leases
2025	$130,162
2026	177,021
2027	180,492
2028	183,963
Total minimum lease payments	671,638
Less: imputed interest	(223,818)
Present value of future minimum lease payments	447,820
Less: current obligations under leases	(121,293)
Long-term lease obligations	$326,527

13.    Net Income Per Share

Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed based upon the weighted-average number of common shares outstanding during the period plus the assumed issuance of common shares for all potentially dilutive securities.

The net income used in the calculation of basic and diluted net income per share is as follows:

	Three months ended March 31,
	2025	2024
Net income	$4,016,034	$1,506,896

In calculating the net income per share, basic and diluted, the following weighted-average shares were used:

	Three months ended March 31,
	2025	2024
Basic weighted-average number of shares outstanding	22,008,766	21,994,207
Unvested time-based restricted shares	101,053	—
Diluted weighted-average shares outstanding	22,109,819	21,994,207

The Company excluded the following shares from the diluted EPS because their inclusion would have been anti-dilutive.

	Three months ended March 31,
	2025	2024
Anti-dilutive unvested time-based restricted shares	459,917	546,245

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

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Segment performance is evaluated based on operating income or loss as shown in the table below. Interest income and income taxes are managed separately on a group basis.

The Company’s reportable segments are as follows:

a.	The Upstream segment activities include acquisition, development and production of natural gas and oil reserves on properties within the United States and Canada; and
b.	The Gas Gathering segment partners with two other companies to operate a natural gas gathering system.

Segment activity for the three months ended March 31, 2025 is as follows:

	Upstream	Gas Gathering	Consolidated
As of and for the three months ended March 31, 2025
Operating revenue
Natural gas	$10,613,573	$—	$10,613,573
Natural gas liquids	387,250	—	387,250
Oil and condensate	3,269,967	—	3,269,967
Gathering and compression fees	—	1,892,350	1,892,350
Intersegment gathering and compression fees	—	556,858	556,858
	14,270,790	2,449,208	16,719,998

Reconciliation of operating revenue
Elimination of intersegment revenues			(556,858)
Total consolidated operating revenue(1)			16,163,140

Operating costs
Gathering, transportation, and compression	2,053,715	—	2,053,715
Other lease operating expense	702,183	—	702,183
Gathering system operating expenses	—	552,651	552,651
Intersegment other lease operating expense	556,858	—	556,858
Impairment	6,669	—	6,669
Depletion, depreciation, amortization and accretion	3,146,306	329,551	3,475,857
Segment operating income	$7,805,059	$1,567,006	$8,815,207

Reconciliation of segment operating income
Salary expense			1,079,670
Stock based compensation			385,838
Other general and administrative			738,748
Elimination of intersegment other lease operating expenses			(556,858)
Total consolidated operating income			7,167,809

Other income (expense)
Interest income			15,299
Interest expense			(12,211)
Gain on derivative contracts			(1,462,170)
Other expense			(22,499)
Other expense, net			(1,481,581)
Net income before income tax expense			$5,686,228

Capital expenditures (2)	$7,639,767	$104,275	$7,744,042
Segment assets	$101,889,212	$6,399,266	$108,288,478

Total segment assets reconciled to consolidated amounts are as follows:
Total segment assets			$108,288,478
Current assets, net			15,543,547
Other property and equipment			884,658
Operating lease right-of-use asset			318,604
Restricted Cash			470,000
			$125,505,287

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Segment activity for the three months ended March 31, 2024 is as follows:

	Upstream	Gas Gathering	Consolidated
As of and for the three months ended March 31, 2024
Operating revenue
Natural gas	$2,962,979	$—	$2,962,979
Natural gas liquids	372,984	—	372,984
Oil and condensate	2,715,082	—	2,715,082
Gathering and compression fees	—	1,935,698	1,935,698
Intersegment gathering and compression fees	—	314,398	314,398
	6,051,045	2,250,096	8,301,141

Reconciliation of operating revenue
Elimination of intersegment revenues			(314,398)
Total consolidated operating revenue(1)			7,986,743

Operating costs
Gathering, transportation, and compression	1,370,398	—	1,370,398
Other lease operating expense	398,064	—	398,064
Gathering system operating expenses	—	552,570	552,570
Intersegment other lease operating expense	314,398	—	314,398
Depletion, depreciation, amortization and accretion	2,129,709	250,717	2,380,426
Segment operating income	$1,838,476	$1,446,809	$2,970,887

Reconciliation of segment operating income
Salary expense			800,395
Stock based compensation			321,569
Other general and administrative			758,628
Elimination of intersegment other lease operating expenses			(314,398)
Total consolidated operating income			1,404,693

Other income (expense)
Interest income			266,272
Interest expense			(8,760)
Gain on derivative contracts			(100,726)
Other expense			(533)
Other income, net			156,253
Net income before income tax expense			$1,560,946

Capital expenditures (2)	$20,322,328	$22,650	$20,344,978
Segment assets	$93,262,985	$6,968,392	$100,231,377

Total segment assets reconciled to consolidated amounts are as follows:
Total segment assets			$100,231,377
Current assets, net			22,596,300
Other property and equipment			925,288
Operating lease right-of-use asset			417,268
Restricted Cash			900,000
			$125,070,233
(1)	Segment operating revenue represents revenues generated from the operations of the segment. Inter-segment sales during the three months ended March 31, 2025 and 2024 have been eliminated upon consolidation. For the three months ended March 31, 2025, Epsilon sold natural gas to 38 unique customers. The one customer over 10% comprised 25% of total revenue. For the three months ended March 31, 2024, Epsilon sold natural gas to 23 unique customers. The two customers over 10% comprised 25% and 12% of total revenue.
(2)	Capital expenditures for the Upstream segment consist primarily of the acquisition of properties, and the drilling and completing of wells while Gas Gathering consists of expenditures relating to the expansion, completion, and maintenance of the gathering and compression facility.

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

Epsilon has historically elected not to designate any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for these financial commodity derivative contracts using the mark-to-market accounting method. Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as Loss on derivative contracts on the condensed Consolidated Statements of Operations and Comprehensive Income. The related cash flow impact is reflected in cash flows from operating activities. During the three months ended March 31, 2025, Epsilon recognized losses on commodity derivative contracts of $1,462,170. This amount included cash paid on settlements on these contracts of $415,043. For the three months ended March 31, 2024, Epsilon recognized losses on commodity derivative contracts of $100,726, respectively. This amount included cash received on settlements on these contracts of $488,285.

Commodity Derivative Contracts

At March 31, 2025, the Company had outstanding natural gas NYMEX Henry Hub (“HH”) swaps totaling 1.56 Bcf, natural gas Tennessee Z4 basis swaps totaling 1.56 Bcf, and crude oil NYMEX WTI CMA swaps totaling 47 MBbls.

	Fair Value of Derivative Assets
	March 31,	December 31,
	2025	2024
Current
NYMEX Henry Hub swap	$—	$151,274
Tennessee Z4 basis swap	285,583	195,211
Crude Oil NYMEX WTI CMA	89,782	56,547
	$375,365	$403,032

	Fair Value of Derivative Liabilities
	March 31,	December 31,
	2025	2024
Current
NYMEX Henry Hub swap	$(1,872,793)	$(448,852)
Tennessee Z4 Basis swap	(34,798)	(441,728)
Crude Oil NYMEX WTI CMA	(2,449)	—
	$(1,910,040)	$(890,580)

Net Fair Value of Derivatives	$(1,534,675)	$(487,548)

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table presents the changes in the fair value of Epsilon’s commodity derivatives for the periods indicated:

	Three months ended March 31,
	2025	2024
Fair value of (liability) asset, beginning of the period	$(487,548)	$1,100,255
Loss on derivative contracts included in earnings	(1,462,170)	(100,726)
Settlement of commodity derivative contracts	415,043	(488,285)
Fair value of (liability) asset, end of the period	$(1,534,675)	$511,244

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

The following tables summarize the changes in asset retirement obligations for the periods indicated:

	Three Months Ended	Year ended
	March 31,	December 31,
	2025	2024
Balance beginning of period	$3,652,296	$3,502,952
Liabilities acquired	18,235	48,207
Wells plugged and abandoned	(1,600)	(88,992)
Change in estimates	—	6,695
Accretion	47,098	183,434
Balance end of period	$3,716,029	$3,652,296

17. Fair Value Measurements

The methodologies used to determine the fair value of our financial assets and liabilities at March 31, 2025 were the same as those used at December 31, 2024.

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

	March 31, 2025
	Level 1	Level 2	Level 3	Effect of Netting	Net Fair Value
Assets
Derivative contracts	$—	$375,365	$—	$(375,365)	$—
Cash equivalents	$260,135	$—	$—	$—	$260,135
Liabilities
Derivative contracts	$—	$1,910,040	$—	$(375,365)	$1,534,675

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

	December 31, 2024
	Level 1	Level 2	Level 3	Effect of Netting	Net Fair Value
Assets
Derivative contracts	$—	$403,032	$—	$(403,032)	$—
Cash equivalents	$298,767	$—	$—	$—	$298,767
Liabilities
Derivative contracts	$—	$890,580	$—	$(403,032)	$487,548

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of trends and significant changes in our results of operations and the financial condition of Epsilon Energy Ltd. and its subsidiaries for the periods presented. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto presented in this report, including the unaudited condensed consolidated financial statements as of March 31, 2025 and 2024 together with accompanying notes, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Actual results and the timing of events may differ materially from those contained in these forward- looking statements due to a number of factors. See “Part II. Item 1A. Risk Factors” and “Forward-Looking Statements.”

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

At March 31, 2025 we held leasehold rights to 24,316 net acres. We have natural gas production from our non-operated wells in Pennsylvania, and oil, natural gas liquids, and natural gas production from our non-operated wells in Texas, New Mexico, Oklahoma, and Alberta, Canada.

At December 31, 2024 our total estimated net proved reserves were 69,401 MMcf of natural gas, 876,808 Bbls of NGLs, and 1,572,465 Bbls of oil and condensate.

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

On February 26, 2024, Epsilon acquired a 25% interest in three producing wells and 3,620 gross undeveloped acres in Ector County, Texas from a private operator. The Company participated in the drilling and completion of 2 gross (0.5 net) wells during 2024 which were put on production in May 2024 and July 2024. Together with the transaction completed in 2023, the Company holds a 25% working interest in 16,592 gross acres and 7 producing wells in Texas. Total capital expenditures (net to Epsilon) through March 31, 2025 in the project (including undeveloped leasehold) are $38.6 million.

On April 11, 2024, Epsilon acquired a 50% working interest in 14,243 gross undeveloped acres in Alberta, Canada. The Company participated in the drilling and completion of 2 gross (0.5 net) wells. One well was put on production in September 2024. One well was deemed non-commercial. Total capital expenditures (net to Epsilon) through March 31, 2025 in the project (including undeveloped leasehold) are $2.9 million.

In October 2024, Epsilon formed a joint venture with a private operator covering approximately 130,000 gross acres in Garrington and Harmattan areas in Alberta, Canada. The Company provided a $7 million drilling carry in favor of the operator in exchange for a 25% working interest in the leasehold. To date, the Company participated in the drilling and completion of 2 gross (0.5 net) wells. Total capital expenditures (net to Epsilon) through March 31, 2025 are $8.3 million.

We continue to evaluate new opportunities in numerous onshore North American basins.

Three months ended March 31, 2025 Highlights

Operational Highlights

Marcellus Shale – Pennsylvania

●	During the three months ended March 31, 2025, Epsilon's realized natural gas price was $3.92 per Mcf, a 69% increase over the three months ended March 31, 2024.
●	During the three months ended March 31, 2025, Epsilon’s net revenue interest natural gas production was 2.6 Bcf, a 63% increase over the three months ended March 31, 2024.
●	Gathered and delivered 11.6 Bcf gross (4.1 net to Epsilon's interest) during the three months ended March 31, 2025, or 129 MMcf/d through the Auburn Gas Gathering System.

Permian Basin – Texas and New Mexico

●	During the three months ended March 31, 2025, Epsilon's realized price for all Permian Basin production was $54.60 per Boe (87% liquids), a 2% increase over the three months ended March 31, 2024.
●	Total net revenue interest production for the three months ended March 31, 2025, which included oil, natural gas liquids, and natural gas, was 61.9 Mboe compared to 52.3 Mboe during the same period in 2024, an 18% increase.

Anadarko, NW Stack Trend – Oklahoma

●	During the three months ended March 31, 2025, Epsilon's realized price for all Oklahoma production was $5.29 per Mcfe (60% natural gas), a 17% increase from the three months ended March 31, 2024.
●	Total net revenue interest production for the three months ended March 31, 2025 included natural gas, oil and other liquids and was 0.09 Bcfe, a 18% decrease from the same period in 2024.

Western Canadian Sedimentary Basin—Alberta, Canada

●	During the three months ended March 31, 2025, Epsilon’s realized price for Canada oil production was $51.27 per Bbl.
●	Total oil sales for the three months ended March 31, 2025 were 1.8 MBbl.

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

The table below sets forth a reconciliation of net income to Adjusted EBITDA for the three months ended March 31, 2025 and 2024, which is the most directly comparable measure of financial performance calculated under U.S. GAAP and should be reviewed carefully.

	Three months ended March 31,
	2025	2024
Net income	$4,016,034	$1,506,896
Add Back:
Interest income, net	(3,088)	(257,512)
Income tax expense	1,670,194	54,050
Depreciation, depletion, amortization, and accretion	3,475,857	2,380,426
Impairment expense	6,669	—
Stock based compensation expense	385,838	321,569
Loss on derivative contracts net of cash received or paid on settlement	1,047,127	589,011
Foreign currency translation loss	10,289	570
Adjusted EBITDA	$10,608,920	$4,595,010

Results of Operations

Net Operating Revenues

For the three months ended March 31, 2025 revenues increased $8.2 million, or 102%, to $16.2 million from $8.0 million during the same period of 2024.

Revenue and volume statistics for the three months ended March 31, 2025 and 2024 were as follows:

	Three months ended
	March 31,
	2025	2024
Revenues
Pennsylvania
Natural gas revenue	$10,327,894	$2,758,108
Volume (MMcf)	2,637	1,557
Avg. Price ($/Mcf)	$3.92	$1.77
Gathering system revenue (net of elimination)	$1,892,350	$1,935,698
Total PA Revenues	$12,220,244	$4,693,806
Permian Basin
Natural gas revenue	$78,339	$41,578
Volume (MMcf)	50	43
Avg. Price ($/Mcf)	$1.57	$0.96
Natural gas liquids revenue	$284,961	$259,914
Volume (MBOE)	12.1	11.4
Avg. Price ($/Bbl)	$23.56	$22.71
Oil and condensate revenue	$3,019,495	$2,486,513
Volume (MBbl)	41.5	33.7
Avg. Price ($/Bbl)	$72.72	$73.87
Total Permian Basin Revenues	$3,382,795	$2,788,005
Oklahoma
Natural gas revenue	$207,340	$163,293
Volume (MMcf)	53	66
Avg. Price ($/Mcf)	$3.94	$2.47
Natural gas liquids revenue	$102,289	$113,070
Volume (MBOE)	3.7	4.7
Avg. Price ($/Bbl)	$27.68	$24.26
Oil and condensate revenue	$157,937	$228,569
Volume (MBbl)	2.2	3.0
Avg. Price ($/Bbl)	$70.35	$77.04
Total OK Revenues	$467,566	$504,932
Canada
Oil and condensate revenue	$92,535	$—
Volume (MBbl)	1.8	—
Avg. Price ($/Bbl)	$51.27	$—
Total Canada Revenues	$92,535	$—
Total Revenues	$16,163,140	$7,986,743

Upstream natural gas revenue for the three months ended March 31, 2025 increased by $7.6 million, or 258%, over the same period in 2024. An increase of $1.9 million was due to higher natural gas prices and an increase of $5.7 million was a result of previously delayed turn in line wells coming online in Pennsylvania and the end of operator-elected well shut-ins in Pennsylvania.

Upstream natural gas liquids revenue for the three months ended March 31, 2025 was constant with the same period in 2024, increasing by $0.01 million, or 4%.

Upstream oil and condensate revenue for the three months ended March 31, 2025 increased by $0.6 million, or 20% over the same period in 2024.  An increase of $0.7 million was due to additional sales volumes from new wells drilled and acquired in the Permian Basin and Canada partially offset by a decrease of $0.1 million was due to slightly lower prices.

Gathering system revenue for the three months ended March 31, 2025 was relatively flat compared with the same period in 2024, decreasing $0.04 million, or 2%. Revenues derived from transporting and compressing our production, which have been eliminated from gathering system revenues amounted to $0.6 million for the three months ended March 31, 2025.

Operating Costs

The following table presents total cost and cost per unit of production (Mcfe), including ad valorem, severance, and production taxes for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Lease operating costs (net of elimination)	$2,755,898	$1,768,462
Gathering system operating costs	552,651	552,570
	$3,308,549	$2,321,032

Upstream operating costs—Total $/Mcfe	$0.89	$0.89
Gathering system operating costs $/Mcf	$0.13	$0.11

Operating costs include the effects of elimination entries to remove the gathering fees paid to Epsilon’s ownership in the gathering system.

Upstream operating costs consist of lease operating expenses necessary to extract natural gas and oil, including gathering and treating the natural gas and oil to ready it for sale. For the three months ended March 31, 2025 these costs increased by $1.0 million, or 56%, over the same period in 2024. The increase is primarily due to higher volumes.

Gathering system operating costs consist primarily of rental payments for the natural gas fueled compression units and overhead fees due to the system’s operator. For the three months ended March 31, 2025, gathering system operating costs were constant compared to the same period in 2024.

The higher gathering system unit operating costs in the three months ending March 31, 2025 were primarily due to a 17% decrease in throughput volumes.

Depletion, Depreciation, Amortization and Accretion (“DD&A”)

	Three months ended March 31,
	2025	2024
Depletion, depreciation, amortization and accretion	$3,475,857	$2,380,426

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

DD&A expense for the three months ended March 31, 2025 increased by $1.1 million, or 46% from the same period in 2024. This increase was a result of higher produced volumes in Pennsylvania and the Permian Basin.

Impairment

	Three months ended March 31,
	2025	2024
Impairment	$6,669	$—

We perform a quantitative impairment test whenever events or changes in circumstances indicate that an asset group's carrying amount may not be recoverable, over proved properties using the market forward prices, timing, methods and other assumptions consistent with historical periods. When indicators of impairment are present, GAAP requires that the Company first compare expected future undiscounted cash flows by asset group to their respective carrying values. If the carrying amount exceeds the estimated undiscounted future cash flows, a reduction of the carrying amount of the natural gas properties to their estimated fair value is required. Additionally, GAAP requires that if an exploratory well is determined not to have found proved reserves, the costs incurred, net of any salvage value, should be charged to expense.

For the three months ended March 31, 2025, the Company recorded an impairment of $0.01 million for costs on the Killam project well drilled during 2024 that was deemed non-commercial. For the three months ended March 31, 2024, there was no impairment.

General and Administrative (“G&A”)

	Three months ended March 31,
	2025	2024
General and administrative	$2,204,256	$1,880,592

G&A expenses consist of general corporate expenses such as compensation, legal, accounting and professional fees, consulting services, travel and other related corporate costs such as restricted stock granted.

G&A expenses for the three months ended March 31, 2025 and 2024 increased by $0.3 million, or 17% from the same period in 2024. This was primarily due to higher compensation expenses.

Interest Income

	Three months ended March 31,
	2025	2024
Interest income	$15,299	$266,272

Interest income for the three months ended March 31, 2025 and 2024 decreased by $0.3 million, or 94% from the same period in 2024.  This was primarily due to a reduction in the balance of cash and short term investments.

Interest Expense

	Three months ended March 31,
	2025	2024
Interest expense	$12,211	$8,760

Interest expense is related to the fees paid on the revolving credit facility.

Interest expense during the three months ended March 31, 2025 and 2024 was relatively flat.

Loss on Derivative Contracts

	Three months ended March 31,
	2025	2024
Loss on derivative contracts	$(1,462,170)	$(100,726)

For the three months ended March 31, 2025 and 2024, Epsilon had NYMEX HH Natural Gas futures swaps, Tennessee Gas Pipeline Zone 4 basis swaps, and crude oil NYMEX WTI CMA swaps derivative contracts for the purpose of hedging a portion of its physical natural gas and oil sales revenue. The amounts recorded represent the fair value changes on our derivative instruments during the year. During the three months ended March 31, 2025, we paid net cash settlements of $415,043. During the three months ended March 31, 2024, we received net cash settlements of $488,285.

For the three months ended March 31, 2025, realized losses on derivative contracts increased by $1.4 million. This increase was primarily the result of a significant increase in Henry Hub prices during the quarter.

Capital Resources and Liquidity

Cash Flow

The primary source of cash for Epsilon during the three months ended March 31, 2025 was funds generated from operations. The primary source of cash for Epsilon during the three months ended March 31, 2024 was funds generated from operations and proceeds from short term investments. The primary uses of cash for the three months ended March 31, 2025 were the development of upstream properties and the distribution of dividends. The primary uses of cash for the three months ended March 31, 2024 were the development of upstream properties, investment in U.S. Treasury Bills, the repurchase of shares of common stock, and the distribution of dividends.

At March 31, 2025, we had a working capital surplus of $6.2 million, a decrease of $0.9 million from the $7.1 million surplus at December 31, 2024. The Company anticipates its current cash balance, available borrowings, and cash flows from operations to be sufficient to meet its cash requirements for at least the next twelve months.

Three months ended March 31, 2025 compared to 2024

During the three months ended March 31, 2025, $8.6 million was provided by the Company’s operating activities, compared to $3.7 million during the same period in 2024, representing a 133% increase. The increase was primarily due to higher produced volumes and realized prices in Pennsylvania.

The Company used $6.8 million and $11.8 million of cash for investing activities during the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025, the Company had net investments of $6.8 million primarily in well costs and leasehold (drilling carry) in Pennsylvania, Texas, and Canada. During the three months ended March 31, 2024, the Company had net investments of $18.5 million in leasehold and well costs in Pennsylvania and Texas offset by net proceeds of $6.7 million in U.S. Treasury Bills.

The Company used $1.4 million and $2.6 million of cash for financing activities during the three months ended March 31, 2025 and 2024, respectively. This was spent on dividend payments and the repurchase of shares of common stock.

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

Repurchase Transactions

On February 12, 2025, Epsilon’s board of directors (the “Board”) authorized a new share repurchase program of up to 2,200,876 common shares, representing 10% of the current outstanding common shares of Epsilon, for an aggregate purchase price of not more than US $13.0 million. The program commenced on February 12, 2025 and ends on February 11, 2026, unless the maximum amount of common shares is purchased before then or the Board approves earlier termination.

The previous share repurchase program commenced on March 19, 2024.  During the year ended December 31, 2024, we repurchased 125,000 common shares and spent $627,500 at an average price of $5.00 per share (excluding commissions) under the plan. On February 12, 2025, the Board terminated and revoked authority under the program.

During the three months ended March 31, 2025, no shares were repurchased under the new or previous program.

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

At March 31, 2025, Epsilon’s outstanding natural gas and crude oil commodity contracts consisted of the following:

		Weighted Average
	Volume	Price ($/MMbtu)	Fair Value of Asset
Derivative Type	(MMbtu)	Swaps	March 31, 2025
2025
NYMEX Henry Hub swap	1,564,000	$3.21	$(1,872,793)
Tennessee Z4 basis swap	1,564,000	(0.95)	250,785
	3,128,000		$(1,622,008)

			Fair Value
	Volume	Weighted Average	March 31,
Derivative Type	(Bbl)	Price ($/Bbl)	2025
2025
Crude Oil NYMEX WTI CMA	47,000	$71.17	$87,333
	47,000		$87,333

Contractual Obligations

The Company enters into commitments for capital expenditures in advance of the expenditures being made. As of March 31, 2025, the Company has no commitments for capital expenditures and has long term commitments of $15.7 million for asset retirement obligations.

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

At March 31, 2025 and 2024, the outstanding principal balance under the credit agreement was nil.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures were effective as of March 31, 2025 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by Epsilon Energy Ltd.

For the three months ended March 31, 2025, no shares had been repurchased.

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

Epsilon Energy Ltd.
(Registrant)

Date: May 14, 2025	By:	/s/ J. Andrew Williamson
J. Andrew Williamson
Chief Financial Officer