Form 10-Q
period 2025-06-30
Epsilon Energy Ltd.
filed 2025-08-13
CIK 1726126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Yes ☐ No ⌧

As of August 12, 2025, there were 22,058,574 Common Shares outstanding.

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

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$9,907,653	$6,519,793
Accounts receivable	5,496,883	5,843,722
Fair value of derivatives	732,528	—
Prepaid income taxes	—	975,963
Other current assets	396,264	792,041
Total current assets	16,533,328	14,131,519
Non-current assets
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	197,197,902	191,879,210
Unproved properties	33,496,835	28,364,186
Accumulated depletion, depreciation, amortization and impairment	(131,899,045)	(123,281,395)
Total oil and gas properties, net	98,795,692	96,962,001
Gathering system	43,416,065	43,116,371
Accumulated depletion, depreciation, amortization and impairment	(37,057,605)	(36,449,511)
Total gathering system, net	6,358,460	6,666,860
Land	637,764	637,764
Buildings and other property and equipment, net	245,555	259,335
Total property and equipment, net	106,037,471	104,525,960
Other assets:
Operating lease right-of-use assets, long term	295,317	344,589
Restricted cash	470,000	470,000
Prepaid drilling costs	277,552	982,717
Total non-current assets	107,080,340	106,323,266
Total assets	$123,613,668	$120,454,785

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable trade	$2,018,533	$2,334,732
Gathering fees payable	1,139,057	997,016
Royalties payable	1,553,262	1,400,976
Income taxes payable	1,596,958	—
Accrued capital expenditures	225,923	572,079
Accrued compensation	465,055	695,018
Other accrued liabilities	283,540	371,503
Fair value of derivatives	—	487,548
Operating lease liabilities	121,057	121,135
Total current liabilities	7,403,385	6,980,007
Non-current liabilities
Asset retirement obligations	3,764,816	3,652,296
Deferred income taxes	11,958,901	12,738,577
Operating lease liabilities, long term	296,250	355,776
Total non-current liabilities	16,019,967	16,746,649
Total liabilities	23,423,352	23,726,656
Commitments and contingencies (Note 11)
Shareholders' equity
Preferred shares, no par value, unlimited shares authorized, none issued or outstanding	—	—
Common shares, no par value, unlimited shares authorized and 22,017,405 shares issued and outstanding at June 30, 2025 and 22,008,766 issued and outstanding at December 31, 2024	116,081,031	116,081,031
Additional paid-in capital	12,890,583	12,118,907
Accumulated deficit	(38,688,953)	(41,505,076)
Accumulated other comprehensive income	9,907,655	10,033,267
Total shareholders' equity	100,190,316	96,728,129
Total liabilities and shareholders' equity	$123,613,668	$120,454,785

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues from contracts with customers:
Gas, oil, NGL, and condensate revenue	$9,779,728	$5,863,370	$24,050,518	$11,914,415
Gas gathering and compression revenue	1,845,005	1,444,448	3,737,355	3,380,146
Total revenue	11,624,733	7,307,818	27,787,873	15,294,561

Operating costs and expenses:
Lease operating expenses	2,462,785	1,649,867	5,218,683	3,418,329
Gathering system operating expenses	613,795	649,967	1,166,446	1,202,537
Depletion, depreciation, amortization, and accretion	3,201,654	2,048,403	6,677,511	4,428,829
Impairment expense	2,670,000	—	2,676,669	—
General and administrative expenses:
Stock based compensation expense	385,838	313,589	771,676	635,158
Other general and administrative expenses	1,461,878	1,478,215	3,280,296	3,037,238
Total operating costs and expenses	10,795,950	6,140,041	19,791,281	12,722,091
Operating income	828,783	1,167,777	7,996,592	2,572,470

Other income (expense):
Interest income	17,247	108,943	32,546	375,215
Interest expense	(19,906)	(8,759)	(32,117)	(17,519)
Gain (loss) on derivative contracts	2,573,863	(94,891)	1,111,693	(195,617)
Other (expense) income	(10,839)	101,606	(33,338)	101,073
Other income, net	2,560,365	106,899	1,078,784	263,152

Net income before income tax expense	3,389,148	1,274,676	9,075,376	2,835,622
Income tax expense	1,837,687	459,016	3,507,881	513,066
NET INCOME	$1,551,461	$815,660	$5,567,495	$2,322,556
Currency translation adjustments	(75,496)	22,229	(125,612)	22,593
Unrealized gain (loss) on securities	—	3,011	—	(1,598)
NET COMPREHENSIVE INCOME	$1,475,965	$840,900	$5,441,883	$2,343,551

Net income per share, basic	$0.07	$0.04	$0.25	$0.11
Net income per share, diluted	$0.07	$0.04	$0.25	$0.11
Weighted average number of shares outstanding, basic	22,017,310	21,921,752	22,013,062	21,957,980
Weighted average number of shares outstanding, diluted	22,202,315	22,029,475	22,155,629	21,987,142

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

						Accumulated
						Other		Total
	Common Shares Issued		Treasury Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	paid-in Capital	Income	Deficit	Equity
Balance at January 1, 2025	22,008,766	$116,081,031	—	$—	$12,118,907	$10,033,267	$(41,505,076)	$96,728,129
Net income	—	—	—	—	—	—	4,016,034	4,016,034
Dividends paid	—	—	—	—	—	—	(1,375,612)	(1,375,612)
Stock-based compensation expense	—	—	—	—	385,838	—	—	385,838
Other comprehensive loss	—	—	—	—	—	(50,116)	—	(50,116)
Balance at March 31, 2025	22,008,766	$116,081,031	—	$—	$12,504,745	$9,983,151	$(38,864,654)	$99,704,273
Net income	—	—	—	—	—	—	1,551,461	1,551,461
Dividends paid	—	—	—	—	—	—	(1,375,760)	(1,375,760)
Stock-based compensation expense	—	—	—	—	385,838	—	—	385,838
Vesting of shares of restricted stock	8,639	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(75,496)	—	(75,496)
Balance at June 30, 2025	22,017,405	$116,081,031	—	$—	12,890,583	$9,907,655	$(38,688,953)	$100,190,316

						Accumulated
						Other		Total
	Common Shares Issued		Treasury Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	paid-in Capital	Income	Deficit	Equity
Balance at January 1, 2024	22,222,722	$118,272,565	(70,874)	$(360,326)	$10,874,491	$9,772,277	$(37,946,042)	$100,612,965
Net income	—	—	—	—	—	—	1,506,896	1,506,896
Dividends paid	—	—	—	—	—	—	(1,370,409)	(1,370,409)
Stock-based compensation expense	—	—	—	—	321,569	—	—	321,569
Buyback of common shares	—	—	(248,700)	(1,203,708)	—	—	—	(1,203,708)
Retirement of treasury shares	(319,574)	(1,564,034)	319,574	1,564,034	—	—	—	—
Vesting of shares of restricted stock	10,054	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	(4,245)	—	(4,245)
Balance at March 31, 2024	21,913,202	$116,708,531	—	$—	$11,196,060	$9,768,032	$(37,809,555)	$99,863,068
Net income	—	—	—	—	—	—	815,660	815,660
Dividends paid	—	—	—	—	—	—	(1,371,940)	(1,371,940)
Stock-based compensation expense	—	—	—	—	313,589	—	—	313,589
Vesting of shares of restricted stock	8,648	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	25,240	—	25,240
Balance at June 30, 2024	21,921,850	$116,708,531	—	$—	$11,509,649	$9,793,272	$(38,365,835)	$99,645,617

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$5,567,495	$2,322,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	6,677,511	4,428,829
Impairment expense	2,676,669	—
Accretion of discount on available for sale securities	—	(297,637)
(Gain) loss on derivative contracts	(1,111,693)	195,617
Settlement (paid) received on derivative contracts	(108,383)	760,542
Settlement of asset retirement obligation	(1,600)	(87,284)
Stock-based compensation expense	771,676	635,158
Deferred income tax benefit	(779,676)	(54,736)
Changes in assets and liabilities:
Accounts receivable	346,839	1,070,784
Prepaid income taxes	—	319,770
Other assets and liabilities	385,445	354,014
Accounts payable, royalties payable, gathering fees payable, and other accrued liabilities	(66,454)	(572,099)
Income taxes payable	2,572,921	—
Net cash provided by operating activities	16,930,750	9,075,514
Cash flows from investing activities:
Additions to unproved oil and gas properties	(5,132,649)	(2,993,155)
Additions to proved oil and gas properties	(5,997,993)	(26,425,017)
Additions to gathering system properties	(228,327)	(70,236)
Additions to land, buildings and property and equipment	(12,102)	(13,912)
Purchases of short term investments - available for sale	—	(4,045,785)
Proceeds from short term investments - held to maturity	—	23,116,930
Prepaid drilling costs	705,165	886,981
Net cash used in investing activities	(10,665,906)	(9,544,194)
Cash flows from financing activities:
Buyback of common shares	—	(1,203,708)
Dividends paid	(2,751,372)	(2,742,349)
Net cash used in financing activities	(2,751,372)	(3,946,057)
Effect of currency rates on cash, cash equivalents, and restricted cash	(125,612)	22,593
Decrease in cash, cash equivalents, and restricted cash	3,387,860	(4,392,144)
Cash, cash equivalents, and restricted cash, beginning of period	6,989,793	13,873,628
Cash, cash equivalents, and restricted cash, end of period	$10,377,653	$9,481,484

Supplemental cash flow disclosures:
Income tax paid - federal	$1,325,000	$140,000
Income tax paid - state (PA)	$355,138	$—
Income tax paid (refund) - state (other)	$1,710	$(8,608)
Interest paid	$9,552	$—

Non-cash investing activities:
Change in proved properties accrued in accounts payable	$(690,866)	$(1,471,985)
Change in gathering system accrued in accounts payable	$71,366	$45,862
Asset retirement obligation asset additions and adjustments	$18,235	$21,831

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit losses for Accounts Receivable and Contract Assets. The amendments in this update provide (1) all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets and (2) entities other than public business entities with an accounting policy election to consider collection activity after the balance sheet date when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The amendments will be effective for fiscal years beginning after December 15, 2025, with early adoption permitted. The Company is evaluating the impact of this new standard and believes that the adoption may result in additional disclosures, but will not have any other impact on its consolidated financial statements.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts in the Consolidated Statements of Cash Flows as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Cash and cash equivalents	$9,907,653	$6,519,793
Restricted cash included in other assets	470,000	470,000
Cash, cash equivalents, and restricted cash in the statement of cash flows	$10,377,653	$6,989,793

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

As of June 30, 2025 and December 31, 2024, the Company had no short term investments.

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

5.  Property and Equipment

The following table summarizes the Company’s property and equipment as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	$197,197,902	$191,879,210
Unproved properties	33,496,835	28,364,186
Accumulated depletion, depreciation, amortization and impairment	(131,899,045)	(123,281,395)
Total oil and gas properties, net	98,795,692	96,962,001
Gathering system	43,416,065	43,116,371
Accumulated depletion, depreciation, amortization and impairment	(37,057,605)	(36,449,511)
Total gathering system, net	6,358,460	6,666,860
Land	637,764	637,764
Buildings and other property and equipment, net	245,555	259,335
Total property and equipment, net	$106,037,471	$104,525,960

Asset Acquisitions

During the six months ended June 30, 2025, Epsilon had no asset acquisitions.

During the six months ended June 30, 2024, Epsilon acquired assets that included the following:

●	a 25% working interest in three producing wells located in Ector County, Texas.
●	a 25% working interest in an additional 3,620 gross undeveloped acres in Ector County, Texas.
●	a 50% working interest in 14,243 gross undeveloped acres in Alberta, Canada.

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

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

During the three and six months ended June 30, 2025, Epsilon recorded an impairment of $2.7 million for two wells drilled in Alberta, Canada.  The impairment was a result of a decrease in estimated reserves due to early production coming in below expectations, cost overruns and lower forward commodity prices.

During the three and six months ended June 30, 2024, no impairment was recorded. For the year ended December 31, 2024, the Company had $0.53 million of impairment reflected in proved properties on the Consolidated Balance Sheets. To be consistent with the current presentation, the prior year impairment has been reclassed to accumulated depletion, depreciation, amortization and impairment on the Consolidated Balance Sheets.

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

We were in compliance with the financial covenants of the agreement as of June 30, 2025.

	Balance at	Balance at
	June 30,	December 31,	Current
	2025	2024	Borrowing Base	Interest Rate
Revolving line of credit	$—	$—	$45,000,000	SOFR + 3.25%

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

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

During the six months ended June 30, 2025, no shares were repurchased under the new or previous program.

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

Restricted Stock

For the six months ended June 30, 2025, no restricted common shares were awarded to the Company’s board of directors and employees. For the year ended December 31, 2024, 300,052 restricted common shares with a weighted average grant date fair value of $5.97 were awarded to the Company’s management, employees, and board of directors. These shares vest over a three-year period, with an equal number of shares being issued per period on the anniversary of the award resolution. The vesting of the shares is contingent on the individuals’ continued employment or service. The Company determined the fair value of the granted Restricted Stock based on the market price of the common shares of the Company on the date of grant.

The following table summarizes restricted stock activity for the six months ended June 30, 2025, and the year ended December 31, 2024:

	Six months ended			Year ended
	June 30, 2025			December 31, 2024
	Number of	Weighted	Weighted	Number of	Weighted	Weighted
	Restricted	Average	Average	Restricted	Average	Average
	Shares	Remaining Life	Grant Date	Shares	Remaining Life	Grant Date
	Outstanding	(years)	Fair Value	Outstanding	(years)	Fair Value
Balance non-vested Restricted Stock at beginning of period	560,970	1.61	$5.77	491,536	1.74	$5.59
Granted	—	—	-	300,052	1.92	5.97
Vested	(8,639)	—	6.15	(230,618)	—	5.65
Balance non-vested Restricted Stock at end of period	552,331	1.11	$5.77	560,970	1.61	$5.77

Stock compensation expense for the granted Restricted Stock is recognized over the vesting period. Stock compensation expense recognized during the three and six months ended June 30, 2025 was $385,838 and $771,676, respectively (for the three and six months ended June 30, 2024 was $313,589 and $ 635,158, respectively).

As of June 30, 2025, the Company had unrecognized stock-based compensation related to these shares of $2,426,793 to be recognized over a weighted average period of 1.14 years (at December 31, 2024: $3,198,469 over 1.30 years).

(d)Dividends

On February 26, 2025 and June 3, 2025, the Board declared quarterly a dividend of $0.0625 per common share (annualized $0.25 per common share) totaling in aggregate an amount of approximately $2.8 million that has been paid during the six months ended June 30, 2025.

8. Revenue Recognition

Revenues are comprised of sales of natural gas, oil and natural gas liquids (“NGLs”), along with the revenue generated from the Company’s ownership interest in the gas gathering system in the Auburn field in Northeastern Pennsylvania.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Overall, product sales revenue generally is recorded in the month when contractual delivery obligations are satisfied, which occurs when control is transferred to the Company’s customers at delivery points based on contractual terms and conditions. In addition, gathering and compression revenue generally is recorded in the month when contractual service obligations are satisfied, which occurs as control of those services is transferred to the Company’s customers. Gathering System revenues derived from Epsilon’s production, which have been eliminated from total gathering system revenues (“elimination entry”), amounted to $0.5 million and $1.1 million, respectively, for the three and six months ended June 30, 2025 ($0.3 million and $0.6 million, respectively, for the three and six months ended June 30, 2024).

The following table details revenue for the three and six months ended June 30, 2025 and 2024.

	Three months ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating revenue
Natural gas	$6,910,344	$1,961,230	$17,523,917	$4,924,209
Natural gas liquids	145,020	388,423	532,270	761,407
Oil and condensate	2,724,364	3,513,717	5,994,331	6,228,799
Gathering and compression fees (1)	1,845,005	1,444,448	3,737,355	3,380,146
Total operating revenue	$11,624,733	$7,307,818	$27,787,873	$15,294,561
(1)	Net of the elimination entry

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

Current Expected Credit Losses

Under ASU 326, Financial Instruments – Credit Losses, estimated losses on financial assets are provided through an allowance for credit losses. The majority of our financial assets are held in cash and cash equivalents and accounts receivable. The accounts receivable are primarily from purchasers of oil and natural gas, counterparties to our financial instruments, and revenues earned for compression and gathering services. Our oil, gas, and natural gas liquids accounts receivable are generally collected within 30 days after the end of the month. Compression and gathering receivables are generally collected within 60 days after the end of the month. We assess collectability through various procedures,

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

including review of our trade receivable balances by counterparty, assessing economic events and conditions, our historical experience with counterparties, the counterparty’s financial condition and the amount and age of past due accounts. As of June 30, 2025 and December 31, 2024, we determined that our allowance for credit loss was nil.

	June 30,	December 31,	December 31,
	2025	2024	2023
Accounts receivable
Natural gas and oil sales	$3,946,643	$4,888,294	$4,327,886
Joint interest billing	—	—	17,476
Gathering and compression fees	1,434,591	918,471	1,543,239
Commodity contract	115,649	36,957	72,075
Interest	—	—	54,772
Total accounts receivable	$5,496,883	$5,843,722	$6,015,448

9. Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes certain transactions that have generally been reported in the Consolidated Statements of Changes in Shareholders’ Equity. The activity in accumulated other comprehensive income during the three and six months ended June 30, 2025 and 2024 consisted of the following:

	Three months ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$9,983,151	$9,768,032	$10,033,267	$9,772,277
Translation (loss)/gain	(75,496)	22,229	(125,612)	22,593
Unrealized gain/(loss) on securities	—	3,011	—	(1,598)
Balance at end of period	$9,907,655	$9,793,272	$9,907,655	$9,793,272

10. Income Taxes

Income tax provisions for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Current:
Federal	$1,794,581	$401,042	$3,358,642	$467,310
State	501,330	89,717	928,915	100,492
Total current income tax expense	2,295,911	490,759	4,287,557	567,802
Deferred:
Federal	(413,762)	(23,214)	(704,026)	354,385
State	(44,462)	(8,529)	(75,650)	(409,121)
Total deferred tax expense	(458,224)	(31,743)	(779,676)	(54,736)
Income tax expense	$1,837,687	$459,016	$3,507,881	$513,066

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

Our effective tax rate will typically differ from the statutory federal rate primarily as a result of state income taxes and the valuation allowance against the Canadian net operating loss. The effective tax rate for the six months ended June 30, 2025 was higher than the statutory federal rate as a result of state income taxes partially offset by the valuation allowance against the Canadian net operating loss.

On July 4, 2025, Public Law No. 119-21, commonly referred to as the One Big Beautiful Bill Act (the “Act”), was enacted by the U.S. government. While the enactment of the Act does not have an impact on the historical financial data, the Company’s future tax liabilities may be impacted. Among other changes, the Act: (i) allows for 100% expensing of the costs of certain qualified property acquired after January 19, 2025; (ii) allows election to immediately deduct R&D costs incurred; and (iii) modifies the provision related to the limitations on deduction of interest expense.

The Company expects to realize net benefits from U.S. tax reform, primarily driven by the accelerated depreciation of qualified assets for tax purposes. However, the Company continues to evaluate the impacts of the Act and further understand its implications, as well as the related, and yet to be issued, regulations and interpretations which could impact this outlook.

11. Commitments and Contingencies

The Company enters into commitments for capital expenditures in advance of the expenditures being made. As of June 30, 2025, the Company had commitments of $1.9 million for capital expenditures.

12. Leases

Under ASC 842, Leases, the Company recognized an operating lease related to its corporate office as of June 30, 2025 and December 31, 2024 as summarized in the following table:

	June 30,	December 31,
	2025	2024
Asset
Operating lease right-of-use assets, long term	$295,317	$344,589
Total operating lease right-of-use assets	$295,317	$344,589

Liabilities
Operating lease liabilities	$121,057	$121,135
Operating lease liabilities, long term	296,250	355,776
Total operating lease liabilities	$417,307	$476,911

Operating lease costs	$120,926	$236,044

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$152,709	$214,230
Weighted average remaining lease term (years) - operating lease	2.29	2.50
Weighted average discount rate (annualized) - operating lease	8.25%	8.25%

On March 1, 2023, the Company commenced a new office lease with a 70 month lease term and future lease payments estimated to be approximately $0.85 million. There are no other pending leases, and no lease arrangements in which the Company is the lessor.

Lease expense for operating leases was $0.12 million and $0.24 million for the six months ended June 30, 2025 and

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

the year ended December 31, 2024, respectively. This lease expense is presented in other general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.

Future minimum lease payments as of June 30, 2025 are as follows:

Operating Leases
2025	$86,775
2026	177,021
2027	180,492
2028	183,963
Total minimum lease payments	628,251
Less: imputed interest	(210,944)
Present value of future minimum lease payments	417,307
Less: current obligations under leases	(121,057)
Long-term lease obligations	$296,250

13.    Net Income Per Share

Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed based upon the weighted-average number of common shares outstanding during the period plus the assumed issuance of common shares for all potentially dilutive securities.

The net income used in the calculation of basic and diluted net income per share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$1,551,461	$815,660	$5,567,495	$2,322,556

In calculating the net income per share, basic and diluted, the following weighted-average shares were used:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Basic weighted-average number of shares outstanding	22,017,310	21,921,752	22,013,062	21,957,980
Unvested time-based restricted shares	185,005	107,723	142,567	29,162
Diluted weighted-average shares outstanding	22,202,315	22,029,475	22,155,629	21,987,142

The Company excluded the following shares from the diluted EPS because their inclusion would have been anti-dilutive.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Anti-dilutive unvested time-based restricted shares	367,421	492,463	411,203	512,389

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
b.	The Gas Gathering segment partners with two other companies to operate a natural gas gathering system.

Segment activity for the six months ended June 30, 2025 and 2024 is as follows:

	Upstream	Gas Gathering	Consolidated
As of and for the six months ended June 30, 2025
Operating revenue
Natural gas	$17,523,917	$—	$17,523,917
Natural gas liquids	532,270	—	532,270
Oil and condensate	5,994,331	—	5,994,331
Gathering and compression fees	—	3,737,355	3,737,355
Intersegment gathering and compression fees	—	1,064,223	1,064,223
	24,050,518	4,801,578	28,852,096

Reconciliation of operating revenue
Elimination of intersegment revenues			(1,064,223)
Total consolidated operating revenue(1)			27,787,873

Operating costs
Gathering, transportation, and compression	3,978,175	—	3,978,175
Other lease operating expense	1,240,508	—	1,240,508
Gathering system operating expenses	—	1,166,446	1,166,446
Intersegment other lease operating expense	1,064,223	—	1,064,223
Impairment	2,676,669	—	2,676,669
Depletion, depreciation, amortization and accretion	6,065,544	611,967	6,677,511
Segment operating income	$9,025,399	$3,023,165	$10,984,341

Reconciliation of segment operating income
Salary expense			1,789,792
Stock based compensation			771,676
Other general and administrative			1,490,504
Elimination of intersegment other lease operating expenses			(1,064,223)
Total consolidated operating income			7,996,592

Other income (expense)
Interest income			32,546
Interest expense			(32,117)
Loss on derivative contracts			1,111,693
Other expense			(33,338)
Other expense, net			1,078,784
Net income before income tax expense			$9,075,376

Capital expenditures (2)	$11,142,744	$228,327	$11,371,071
Segment assets	$99,073,244	$6,358,460	$105,431,704

Total segment assets reconciled to consolidated amounts are as follows:
Total segment assets			$105,431,704
Current assets, net			16,533,328
Other property and equipment			883,319
Operating lease right-of-use asset			295,317
Restricted cash			470,000
			$123,613,668

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

	Upstream	Gas Gathering	Consolidated
As of and for the six months ended June 30, 2024
Operating revenue
Natural gas	$4,924,209	$—	$4,924,209
Natural gas liquids	761,407	—	761,407
Oil and condensate	6,228,799	—	6,228,799
Gathering and compression fees	—	3,380,146	3,380,146
Intersegment gathering and compression fees	—	591,907	591,907
	11,914,415	3,972,053	15,886,468

Reconciliation of operating revenue
Elimination of intersegment revenues			(591,907)
Total consolidated operating revenue(1)			15,294,561

Operating costs
Gathering, transportation, and compression	2,602,378	—	2,602,378
Other lease operating expense	815,951	—	815,951
Gathering system operating expenses	—	1,202,537	1,202,537
Intersegment other lease operating expense	591,907	—	591,907
Depletion, depreciation, amortization and accretion	4,007,320	421,509	4,428,829
Segment operating income	$3,896,859	$2,348,007	$5,652,959

Reconciliation of segment operating income
Salary expense			1,461,549
Stock based compensation			635,158
Other general and administrative			1,575,689
Elimination of intersegment other lease operating expenses			(591,907)
Total consolidated operating income			2,572,470

Other income (expense)
Interest income			375,215
Interest expense			(17,519)
Gain on derivative contracts			(195,617)
Other expense			101,073
Other income, net			263,152
Net income before income tax expense			$2,835,622

Capital expenditures (2)	$29,432,084	$70,236	$29,502,320
Segment assets	$97,059,040	$6,896,509	$103,955,549

Total segment assets reconciled to consolidated amounts are as follows:
Total segment assets			$103,955,549
Current assets, net			14,977,407
Other property and equipment			919,208
Operating lease right-of-use asset			392,792
Restricted cash			900,000
			$121,144,956
(1)	Segment operating revenue represents revenues generated from the operations of the segment. Inter-segment sales during the six months ended June 30, 2025 and 2024 have been eliminated upon consolidation. For the six months ended June 30, 2025, Epsilon sold natural gas to 34 unique customers. The one customer over 10% comprised 34% of total revenue. For the six months ended June 30, 2024, Epsilon sold natural gas to 29 unique customers. The three customers over 10% comprised 14%, 11%, and 10% of total revenue.
(2)	Capital expenditures for the Upstream segment consist primarily of the acquisition of properties, and the drilling and completing of wells while Gas Gathering consists of expenditures relating to the expansion, completion, and maintenance of the gathering and compression facility.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Segment activity for the three months ended June 30, 2025 and 2024 is as follows:

	Upstream	Gas Gathering	Consolidated
As of and for the three months ended June 30, 2025
Operating revenue
Natural gas	$6,910,344	$—	$6,910,344
Natural gas liquids	145,020	—	145,020
Oil and condensate	2,724,364	—	2,724,364
Gathering and compression fees	—	1,845,005	1,845,005
Intersegment gathering and compression fees	—	507,365	507,365
	9,779,728	2,352,370	12,132,098

Reconciliation of operating revenue
Elimination of intersegment revenues			(507,365)
Total consolidated operating revenue(1)			11,624,733

Operating costs
Gathering, transportation, and compression	1,924,460	—	1,924,460
Other lease operating expense	538,325	—	538,325
Gathering system operating expenses	—	613,795	613,795
Intersegment other lease operating expense	507,365	—	507,365
Impairment	2,670,000	—	2,670,000
Depletion, depreciation, amortization and accretion	2,919,238	282,416	3,201,654
Segment operating income	$1,220,340	$1,456,159	$2,169,134

Reconciliation of segment operating income
Salary expense			710,122
Stock based compensation			385,838
Other general and administrative			751,756
Elimination of intersegment other lease operating expenses			(507,365)
Total consolidated operating income			828,783

Other income (expense)
Interest income			17,247
Interest expense			(19,906)
Gain on derivative contracts			2,573,863
Other expense			(10,839)
Other expense, net			2,560,365
Net income before income tax expense			$3,389,148

Capital expenditures (2)	$3,502,977	$124,052	$3,627,029

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

	Upstream	Gas Gathering	Consolidated
As of and for the three months ended June 30, 2024
Operating revenue
Natural gas	$1,961,230	$—	$1,961,230
Natural gas liquids	388,423	—	388,423
Oil and condensate	3,513,717	—	3,513,717
Gathering and compression fees	—	1,444,448	1,444,448
Intersegment gathering and compression fees	—	277,509	277,509
	5,863,370	1,721,957	7,585,327

Reconciliation of operating revenue
Elimination of intersegment revenues			(277,509)
Total consolidated operating revenue(1)			7,307,818

Operating costs
Gathering, transportation, and compression	1,231,981	—	1,231,981
Other lease operating expense	417,886	—	417,886
Gathering system operating expenses	—	649,967	649,967
Intersegment other lease operating expense	277,509	—	277,509
Depletion, depreciation, amortization and accretion	1,877,611	170,792	2,048,403
Segment operating income	$2,058,383	$901,198	$2,682,072

Reconciliation of segment operating income
Salary expense			15,838
Stock based compensation			313,589
Other general and administrative			1,462,377
Elimination of intersegment other lease operating expenses			(277,509)
Total consolidated operating income			1,167,777

Other income (expense)
Interest income			108,943
Interest expense			(8,759)
Gain on derivative contracts			(94,891)
Other expense			101,606
Other income, net			106,899
Net income before income tax expense			$1,274,676

Capital expenditures (2)	$9,109,756	$47,586	$9,157,342
(3)	Segment operating revenue represents revenues generated from the operations of the segment. Inter-segment sales during the three months ended June 30, 2025 and 2024 have been eliminated upon consolidation. For the three months ended June 30, 2025, Epsilon sold natural gas to 31 unique customers. The two customers over 10% comprised 44% and 14% of total revenue. For the three months ended June 30, 2024, Epsilon sold natural gas to 26 unique customers. The three customers over 10% comprised 20%, 15% and 14% of total revenue.
(4)	Capital expenditures for the Upstream segment consist primarily of the acquisition of properties, and the drilling and completing of wells while Gas Gathering consists of expenditures relating to the expansion, completion, and maintenance of the gathering and compression facility.

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

Epsilon has historically elected not to designate any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for these financial commodity derivative contracts using the mark-to-market accounting method. Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as Loss on derivative contracts on the condensed Consolidated Statements of Operations and Comprehensive Income. The related cash flow impact is reflected in cash flows from operating activities. During the three and six months ended June 30, 2025, Epsilon recognized gains on commodity derivative contracts of $2,573,863 and $1,111,693, respectively. These amounts included cash received of $306,660 and cash paid of $108,383 on settlements on these contracts, respectively. For the three and six months ended June 30, 2024, Epsilon recognized losses on commodity derivative contracts of $94,891 and $195,617, respectively. These amounts included cash received on settlements on these contracts of $272,257 and $760,542, respectively.

Commodity Derivative Contracts

At June 30, 2025, the Company had outstanding natural gas NYMEX Henry Hub (“HH”) swaps totaling 2.67 Bcf, natural gas Tennessee Z4 basis swaps totaling 0.78 Bcf, natural gas NYMEX HH options totaling 0.93 Bcf, and crude oil NYMEX WTI CMA swaps totaling 40 MBbls.

	Fair Value of Derivative Assets
	June 30,	December 31,
	2025	2024
Current
Henry Hub Nymex Swap	$322,385	$151,274
Tennessee Z4 Basis swap	351,769	195,211
Henry Hub Nymex Option - Put	181,254	—
Crude Oil NYMEX WTI CMA	263,462	56,547
Long-term
Henry Hub Nymex Swap	7,225	—
Henry Hub Nymex Option - Put	222,199	—
	$1,348,294	$403,032

	Fair Value of Derivative Liabilities
	June 30,	December 31,
	2025	2024
Current
Henry Hub Nymex Swap	$(264,965)	$(448,852)
Tennessee Z4 Basis swap	—	(441,728)
Henry Hub Nymex Option - Call	(105,437)	—
Long-term
Henry Hub Nymex Swap	(51,406)	—
Henry Hub Nymex Option - Call	(193,958)	—
	$(615,766)	$(890,580)

Net Fair Value of Derivatives	$732,528	$(487,548)

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table presents the changes in the fair value of Epsilon’s commodity derivatives for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Fair value of (liability) asset, beginning of the period	$(1,534,675)	$511,244	$(487,548)	$1,100,255
Gain/(loss) on derivative contracts included in earnings	2,573,863	(94,891)	1,111,693	(195,617)
Settlement of commodity derivative contracts	(306,660)	(272,257)	108,383	(760,542)
Fair value of asset, end of the period	$732,528	$144,096	$732,528	$144,096

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

The following tables summarize the changes in asset retirement obligations for the periods indicated:

	Six Months Ended	Year ended
	June 30,	December 31,
	2025	2024
Balance beginning of period	$3,652,296	$3,502,952
Liabilities acquired	18,235	48,207
Wells plugged and abandoned	(1,600)	(88,992)
Change in estimates	—	6,695
Accretion	95,885	183,434
Balance end of period	$3,764,816	$3,652,296

17. Fair Value Measurements

The methodologies used to determine the fair value of our financial assets and liabilities at June 30, 2025 were the same as those used at December 31, 2024.

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

Commodity derivative instruments consist of NYMEX HH swap, NYMEX HH option, and Tennessee Z4 basis swap contracts for natural gas, and NYMEX WTI CMA swap contracts for crude oil. The Company’s derivative contracts are valued based on a marked to market approach. These assumptions are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace, and are therefore designated as Level 2 within the valuation hierarchy. The Company utilizes its counterparties’ valuations to assess the reasonableness of its own valuations.

	June 30, 2025
	Level 1	Level 2	Level 3	Effect of Netting	Net Fair Value
Assets
Derivative contracts	$—	$1,348,294	$—	$(615,766)	$732,528
Cash equivalents	$261,512	$—	$—	$—	$261,512
Liabilities
Derivative contracts	$—	$615,766	$—	$(615,766)	$—

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

	December 31, 2024
	Level 1	Level 2	Level 3	Effect of Netting	Net Fair Value
Assets
Derivative contracts	$—	$403,032	$—	$(403,032)	$—
Cash equivalents	$298,767	$—	$—	$—	$298,767
Liabilities
Derivative contracts	$—	$890,580	$—	$(403,032)	$487,548

Non-Recurring Fair Value Measurements

The Company performed an impairment test on our oil and gas properties and it was determined that the carrying amount of the Canada asset exceeded the estimated undiscounted future cash flows resulting in a reduction of the carrying amount of the properties to their estimated fair values by $2.7 million. This nonrecurring fair value measurement is classified within Level 3 of the fair value hierarchy. For the year ended December 31, 2024, there was an impairment of $1.45 million.

The table below summarizes the fair value of the impaired assets at June 30, 2025.

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Nonrecurring fair value measurement
Long-lived assets held and used	$1,342,942	$—	$—	$1,342,942
Total Nonrecurring fair value measurement	$1,342,942	$—	$—	$1,342,942

The table below summarizes the fair value of the impaired assets at December 31, 2024.

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Nonrecurring fair value measurement
Long-lived assets held and used	$492,253	$—	$—	$492,253
Total Nonrecurring fair value measurement	$492,253	$—	$—	$492,253

18. Subsequent Events

On August 11, 2025, Epsilon signed definitive agreements to acquire two entities, Peak Exploration and Production LLC and Peak BLM Lease LLC (together, “Peak”). Consideration at closing is proposed as the issuance of 6 million Epsilon common shares and the assumption of approximately $49 million in debt. Additional consideration is proposed as the issuance of 1.5 - 2.5 million Epsilon common shares are contingent on the receipt of drilling permits on, and the ability to access, leasehold currently affected by a drilling moratorium in Converse County, Wyoming.  If the conditions are not met by year-end 2027, Epsilon has a $6.5 million cash option to retain the affected undeveloped leasehold.

The acquired assets include an operated position of 40,500 net acres producing 2.2 MBoepd in the Powder River Basin in Campbell and Converse County, Wyoming.

The transaction is subject to a shareholder vote; the associated proxy process will run in the interim period between signing and closing. If approved, the transaction is expected to close in the fourth quarter of 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of trends and significant changes in our results of operations and the financial condition of Epsilon Energy Ltd. and its subsidiaries for the periods presented. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto presented in this report, including the unaudited condensed consolidated financial statements as of June 30, 2025 and 2024 together with accompanying notes, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Actual results and the timing of events may differ materially from those contained in these forward- looking statements due to a number of factors. See “Part II. Item 1A. Risk Factors” and “Forward-Looking Statements.”

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

At June 30, 2025 we held leasehold rights to 24,316 net acres. We have natural gas production from our non-operated wells in Pennsylvania, and oil, natural gas liquids, and natural gas production from our non-operated wells in Texas, New Mexico, Oklahoma, and Alberta, Canada.

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

On February 26, 2024, Epsilon acquired a 25% interest in three producing wells and 3,620 gross undeveloped acres in Ector County, Texas from a private operator. The Company participated in the drilling and completion of 2 gross (0.5 net) wells during 2024 which were put on production in May 2024 and July 2024. Together with the transaction completed in 2023, the Company holds a 25% working interest in 16,592 gross acres and 7 producing wells in Texas. Total capital expenditures (net to Epsilon) through June 30, 2025 in the project (including undeveloped leasehold) are $40 million.

On April 11, 2024, Epsilon acquired a 50% working interest in 14,243 gross undeveloped acres in Alberta, Canada. The Company participated in the drilling and completion of 2 gross (0.5 net) wells. One well was put on production in September 2024. One well was deemed non-commercial. Total capital expenditures (net to Epsilon) through June 30, 2025 in the project (including undeveloped leasehold) are $3.5 million (pre-impairment).

In October 2024, Epsilon formed a joint venture with a private operator covering approximately 130,000 gross acres in Garrington and Harmattan areas in Alberta, Canada. The Company provided a $7 million drilling carry in favor of the operator in exchange for a 25% working interest in the leasehold. To date, the Company participated in the drilling and completion of 2 gross (0.5 net) wells. Total capital expenditures (net to Epsilon) through June 30, 2025 are $8.9 million (pre-impairment).

We continue to evaluate new opportunities in numerous onshore North American basins.

Three and six months ended June 30, 2025 Highlights

Operational Highlights

Marcellus Shale – Pennsylvania

●	During the three months ended June 30, 2025, Epsilon's realized natural gas price was $2.53 per Mcf, a 76% increase over the three months ended June 30, 2024. During the six months ended June 30, 2025, Epsilon's realized natural gas price was $3.22 per Mcf, a 99% increase over the six months ended June 30, 2024.
●	During the three months ended June 30, 2025, Epsilon’s net revenue interest natural gas production was 2.7 Bcf, a 107% increase over the three months ended June 30, 2024. During the six months ended June 30, 2025, Epsilon’s net revenue interest natural gas production was 5.3 Bcf, an 86% increase over the six months ended June 30, 2024.
●	Gathered and delivered 11.2 Bcf gross (3.9 net to Epsilon's interest) during the three months ended June 30, 2025, or 123 MMcf/d through the Auburn Gas Gathering System. Gathered and delivered 22.8 Bcf gross (8.0 net to Epsilon's interest) during the six months ended June 30, 2025, or 126 MMcf/d through the Auburn Gas Gathering System.

Permian Basin – Texas and New Mexico

●	During the three months ended June 30, 2025, Epsilon's realized price for all Permian Basin production was $51.79 per Boe (88% liquids), a 4% decrease over the three months ended June 30, 2024. During the six months ended June 30, 2025, Epsilon's realized price for all Permian Basin production was $53.46 per Boe (87% liquids), a 0.02% decrease over the six months ended June 30, 2024.
●	Total net revenue interest production for the three months ended June 30, 2025, which included oil, natural gas liquids, and natural gas, was 42.9 Mboe compared to 65.9 Mboe during the same period in 2024, an 35% decrease. Total net revenue interest production for the six months ended June 30, 2025, which included oil, natural gas liquids, and natural gas, was 104.9 Mboe compared to 118.2 Mboe during the same period in 2024, an 11% decrease.
●	At June 30, 2025, the Company had 1 gross (.25 net) well drilled and awaiting completion in Texas.

Anadarko, NW Stack Trend – Oklahoma

●	During the three months ended June 30, 2025, Epsilon's realized price for all Oklahoma production was $4.40 per Mcfe (60% natural gas), a 3% increase from the three months ended June 30, 2024. During the six months ended June 30, 2025, Epsilon's realized price for all Oklahoma production was $4.85 per Mcfe (60% natural gas), a 10% increase from the six months ended June 30, 2024.
●	Total net revenue interest production for the three months ended June 30, 2025 included natural gas, oil and other liquids and was 0.09 Bcfe, a 22% decrease from the same period in 2024. Total net revenue interest production for the six months ended June 30, 2025 included natural gas, oil and other liquids and was 0.2 Bcfe, a 10% decrease from the same period in 2024.

Western Canadian Sedimentary Basin—Alberta, Canada

●	During the three months ended June 30, 2025, Epsilon's realized price for all Canada production was $42.23 per Boe (75% liquids). During the six months ended June 30, 2025, Epsilon's realized price for all Canada production was $43.48 per Boe (78% liquids). The Company had no Canada production in 2024.
●	Total net revenue interest production for the three months ended June 30, 2025, which included oil, natural gas liquids, and natural gas, was 11.3 Mboe. Total net revenue interest production for the six months ended June 30, 2025, which included oil, natural gas liquids, and natural gas, was 13.1 Mboe.

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

The table below sets forth a reconciliation of net income to Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024, which is the most directly comparable measure of financial performance calculated under U.S. GAAP and should be reviewed carefully.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$1,551,461	$815,660	$5,567,495	$2,322,556
Add Back:
Interest expense (income), net	2,659	(100,184)	(429)	(357,696)
Income tax expense	1,837,687	459,016	3,507,881	513,066
Depreciation, depletion, amortization, and accretion	3,201,654	2,048,403	6,677,511	4,428,829
Impairment expense	2,670,000	—	2,676,669	—
Stock based compensation expense	385,838	313,589	771,676	635,158
(Gain) loss on derivative contracts net of cash received or paid on settlement	(2,267,203)	367,148	(1,220,076)	956,159
Foreign currency translation loss	14,021	—	24,310	570
Adjusted EBITDA	$7,396,117	$3,903,632	$18,005,037	$8,498,642

Results of Operations

Net Operating Revenues

For the six months ended June 30, 2025 revenues increased $12.5 million, or 82%, to $27.8 million from $15.3 million during the same period of 2024.

Revenue and volume statistics for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues
Pennsylvania
Natural gas revenue	$6,702,131	$1,843,548	$17,030,025	$4,601,656
Volume (MMcf)	2,653	1,285	5,290	2,841
Avg. Price ($/Mcf)	$2.53	$1.44	$3.22	$1.62
Gathering system revenue (net of elimination)	$1,845,005	$1,444,448	$3,737,355	$3,380,146
Total PA Revenues	$8,547,136	$3,287,996	$20,767,380	$7,981,802
Permian Basin
Natural gas revenue	$17,189	$(2,757)	$95,528	$38,821
Volume (MMcf)	30	58	80	101
Avg. Price ($/Mcf)	$0.56	$(0.05)	$1.19	$0.38
Natural gas liquids revenue	$41,837	$281,770	$326,798	$541,684
Volume (MBOE)	3.2	14.5	15.3	26.0
Avg. Price ($/Bbl)	$13.06	$19.38	$21.36	$20.85
Oil and condensate revenue	$2,163,481	$3,266,693	$5,182,976	$5,753,206
Volume (MBbl)	34.6	41.7	76.2	75.4
Avg. Price ($/Bbl)	$62.47	$78.35	$68.06	$76.35
Total Permian Basin Revenues	$2,222,507	$3,545,706	$5,605,302	$6,333,711
Oklahoma
Natural gas revenue	$166,635	$120,439	$373,975	$283,732
Volume (MMcf)	52	65	105	131
Avg. Price ($/Mcf)	$3.20	$1.86	$3.57	$2.17
Natural gas liquids revenue	$79,789	$106,653	$182,078	$219,723
Volume (MBOE)	3.7	4.7	7.4	9.3
Avg. Price ($/Bbl)	$21.61	$22.78	$24.64	$23.52
Oil and condensate revenue	$133,446	$247,024	$291,383	$475,593
Volume (MBbl)	2.0	3.1	4.3	6.1
Avg. Price ($/Bbl)	$66.00	$79.66	$68.29	$78.38
Total OK Revenues	$379,870	$474,116	$847,436	$979,048
Canada
Natural gas revenue	$24,389	$—	$24,389	$—
Volume (MMcf)	17	—	17	—
Avg. Price ($/Mcf)	$1.44	$—	$1.44	$—
Natural gas liquids revenue	$23,394	$—	$23,394	$—
Volume (MBOE)	0.9	—	0.9	—
Avg. Price ($/Bbl)	$24.91	$—	$24.91	$—
Oil and condensate revenue	$427,437	$—	$519,972	$—
Volume (MBbl)	7.5	—	9.3	—
Avg. Price ($/Bbl)	$57.11	$—	$55.98	$—
Total Canada Revenues	$475,220	$—	$567,755	$—
Total Revenues	$11,624,733	$7,307,818	$27,787,873	$15,294,561

Upstream natural gas revenue for the six months ended June 30, 2025 increased by $12.6 million, or 256%, over the same period in 2024. An increase of $8.7 million was due to higher natural gas prices and an increase of $3.9 million was a result of previously delayed turn in line wells coming online in Pennsylvania and the end of operator-elected well shut-ins in Pennsylvania. Upstream natural gas revenue for the three months ended June 30, 2025 increased by $5.0 million, or 252%, over the same period in 2024. An increase of $3.1 million was due to higher natural gas prices and an increase of $1.9 million was a result of previously delayed turn in line wells coming online in Pennsylvania and the end of operator-elected well shut-ins in Pennsylvania.

Upstream natural gas liquids revenue for the six months ended June 30, 2025 decreased by $0.2 million, or 30%, over the same period in 2024. This decrease was mostly due to lower volumes in the Permian Basin as a result of processing disruptions at the Goldsmith plant in Texas in the second quarter. Upstream natural gas liquids revenue for the three months ended June 30, 2025 decreased by $0.2 million, or 63%, over the same period in 2024. This decrease was mostly due to lower volumes in the Permian Basin as a result of the aforementioned processing disruption.

Upstream oil and condensate revenue for the six months ended June 30, 2025 decreased by $0.2 million, or 4% over the same period in 2024.  An increase of $0.6 million was due to additional sales volumes from new wells drilled and acquired in the Permian Basin and Canada partially offset by a decrease of $0.9 million due to lower prices. Upstream oil and condensate revenue for the three months ended June 30, 2025 decreased by $0.8 million, or 22% over the same period in 2024.  A decrease of $0.05 million was due to constant sales volumes and a decrease of $0.75 million was due to lower prices.

Gathering system revenue for the six months ended June 30, 2025 increased by $0.4 million, or 11%, compared with the same period in 2024 as a result of crossflow gas being displaced with Anchor Shipper gas which is charged a higher gathering fee. Gathering system revenue for the three months ended June 30, 2025 increased by $0.4 million, or 28%, compared with the same period in 2024 due to higher volumes and a higher percentage of Anchor Shipper gas. Revenues derived from transporting and compressing our production, which have been eliminated from gathering system revenues amounted to $0.5 million and $1.1 million, respectively, for the three and six months ended June 30, 2025, and $0.3 million and $0.6 million, respectively, for the three and six months ended June 30, 2024.

Operating Costs

The following table presents total cost and cost per unit of production (Mcfe), including ad valorem, severance, and production taxes for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Lease operating costs (net of elimination)	$2,462,785	$1,649,867	$5,218,683	$3,418,329
Gathering system operating costs	613,795	649,967	1,166,446	1,202,537
	$3,076,580	$2,299,834	$6,385,129	$4,620,866

Upstream operating costs—Total $/Mcfe	0.80	0.92	$0.85	$0.91
Gathering system operating costs $/Mcf	0.15	0.20	$0.14	$0.14

Operating costs include the effects of elimination entries to remove the gathering fees paid to Epsilon’s ownership in the gathering system.

Upstream operating costs consist of lease operating expenses necessary to extract natural gas and oil, including gathering and treating the natural gas and oil to ready it for sale. For the six months ended June 30, 2025 these costs increased by $1.8 million, or 53%, over the same period in 2024. The increase is primarily due to higher volumes. For the three months ended June 30, 2025 these costs increased by $0.8 million, or 49%, over the same period in 2024. The increase is primarily due to higher volumes.

Gathering system operating costs consist primarily of rental payments for the natural gas fueled compression units and overhead fees due to the system’s operator. For the three and six months ended June 30, 2025, gathering system operating costs were constant compared to the same period in 2024.

Depletion, Depreciation, Amortization and Accretion (“DD&A”)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Depletion, depreciation, amortization and accretion	$3,201,654	$2,048,403	$6,677,511	$4,428,829

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

DD&A expense for the three and six months ended June 30, 2025 increased by $1.2 million, or 56%, and $2.2 million, or 51%, respectively, from the same period in 2024. This increase was a result of higher produced volumes in Pennsylvania and the Permian Basin.

Impairment

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Impairment	$2,670,000	$—	$2,676,669	$—

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

For the three and six months ended June 30, 2025, the Company recorded an impairment of $2.7 million for two wells drilled in Alberta, Canada. The impairment was a result of a decrease in estimated reserves due to early production coming in below expectations, cost overruns and lower forward commodity prices. For the three and six months ended June 30, 2024, there was no impairment.

General and Administrative (“G&A”)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
General and administrative	$1,847,716	$1,791,804	$4,051,972	$3,672,396

G&A expenses consist of general corporate expenses such as compensation, legal, accounting and professional fees, consulting services, travel and other related corporate costs such as restricted stock granted.

G&A expenses for the six months ended June 30, 2025 increased by $0.4 million, or 10% from the same period in 2024. This was primarily due to higher compensation expenses. G&A expenses for the three months ended June 30, 2025 was constant from the same period in 2024.

Interest Income

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Interest income	$17,247	$108,943	$32,546	$375,215

Interest income for the three and six months ended June 30, 2025 decreased by $0.1 million, or 84%, and $0.3 million, or 91%, respectively, from the same period in 2024.  This was primarily due to a reduction in the balance of cash and short term investments.

Interest Expense

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Interest expense	$19,906	$8,759	$32,117	$17,519

Interest expense is related to the fees paid on the revolving credit facility.

Interest expense during the three and six months ended June 30, 2025 and 2024 was relatively flat.

Gain (Loss) on Derivative Contracts

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Gain (Loss) on derivative contracts	$2,573,863	$(94,891)	$1,111,693	$(195,617)

For the six months ended June 30, 2025, Epsilon had NYMEX HH Natural Gas futures swaps, Tennessee Gas Pipeline Zone 4 basis swaps, NYMEX HH options, and crude oil NYMEX WTI CMA swaps derivative contracts for the purpose of hedging a portion of its physical natural gas and oil sales revenue. The amounts recorded represent the fair value changes on our derivative instruments during the year.

During the three months ended June 30, 2025, we received net cash settlements of $306,660. During the six months ended June 30, 2025, we paid net cash settlements of $108,383.  During the three and six months ended June 30, 2024, we received net cash settlements of $272,257 and $760,542, respectively.

For the three and six months ended June 30, 2025, realized gains on derivative contracts increased by $2.7 million and $1.3 million, respectively. This increase was primarily the result of a significant decrease in Henry Hub natural gas prices during the quarter.

Capital Resources and Liquidity

Cash Flow

The primary source of cash for Epsilon during the three and six months ended June 30, 2025 and 2024 was funds generated from operations. The primary uses of cash for the three and six months ended June 30, 2025 were the development of upstream properties and the distribution of dividends. The primary uses of cash for the three months ended

June 30, 2024 were the development of upstream properties, investment in U.S. Treasury Bills, the repurchase of shares of common stock, and the distribution of dividends.

At June 30, 2025, we had a working capital surplus of $9.1 million, an increase of $1.9 million from the $7.2 million surplus at December 31, 2024. The Company anticipates its current cash balance, available borrowings, and cash flows from operations to be sufficient to meet its cash requirements for at least the next twelve months.

Six months ended June 30, 2025 compared to 2024

During the six months ended June 30, 2025, $16.9 million was provided by the Company’s operating activities, compared to $9.1 million during the same period in 2024, representing an 87% increase. The increase was primarily due to higher produced volumes and realized prices in Pennsylvania.

The Company used $10.7 million and $9.5 million of cash for investing activities during the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, the Company had net investments of $10.7 million primarily in well costs and leasehold in Pennsylvania, Texas, and Canada. During the six months ended June 30, 2024, the Company had net investments of $28.6 million in leasehold and well costs in Pennsylvania and Texas offset by net proceeds of $19.1 million in U.S. Treasury Bills.

The Company used $2.8 million and $3.9 million of cash for financing activities during the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, this was spent on dividend payments. During the six months ended June 30, 2024, this was spent on dividend payments and the repurchase of shares of common stock.

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

During the six months ended June 30, 2025, no shares were repurchased under the new or previous program.

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

At June 30, 2025, Epsilon’s outstanding natural gas and crude oil commodity contracts consisted of the following:

		Weighted Average Price ($/Mmbtu)
	Volume		Ceiling	Floor	Basis	Fair Value of Asset
Derivative Type	(MMbtu)	Swaps	Price	Price	Differential	June 30, 2025
2025
Henry Hub Nymex Swap	1,026,000	$3.65	$—	$—	$—	$(144,265)
Tennessee Z4 Basis swap	782,000	$—	$—	$—	$(0.95)	$351,769
Henry Hub Nymex Option - Put	122,000	$—	$—	$4.00	$—	$48,138
Henry Hub Nymex Option - Call	—	$—	$6.17	$—	$—	$(15,996)
2026
Henry Hub Nymex Swap	1,644,000	$4.24	$—	$—	$—	$157,504
Henry Hub Nymex Option - Put	623,000	$—	$—	$4.72	$—	$250,131
Henry Hub Nymex Option - Call	—	$—	$4.79	$—	$—	$(191,398)
2027
Henry Hub Nymex Option - Put	180,000	$—	$—	$4.00	$—	$105,184
Henry Hub Nymex Option - Call	—	$—	$6.18	$—	$—	$(92,002)
	4,377,000					$469,065

			Fair Value
	Volume	Weighted Average	June 30,
Derivative Type	(Bbl)	Price ($/Bbl)	2025
2025
Crude Oil NYMEX WTI CMA	39,600	$69.19	$263,462
	39,600		$263,462

Contractual Obligations

The Company enters into commitments for capital expenditures in advance of the expenditures being made. As of June 30, 2025, the Company has commitments of $1.9 million for capital expenditures and has undiscounted long term commitments of $15.7 million for asset retirement obligations.

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

At June 30, 2025 and 2024, the outstanding principal balance under the credit agreement was nil.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures were effective as of June 30, 2025 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the six months ended June 30, 2025, no shares had been repurchased.

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

Epsilon Energy Ltd.
(Registrant)

Date: August 13, 2025	By:	/s/ J. Andrew Williamson
J. Andrew Williamson
Chief Financial Officer