Form 10-Q
period 2025-09-30
Epsilon Energy Ltd.
filed 2025-11-05
CIK 1726126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes ☐ No ⌧

As of November 4, 2025, there were 22,067,213 Common Shares outstanding.

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

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$12,766,167	$6,519,793
Accounts receivable	4,515,199	5,843,722
Fair value of derivatives	889,187	—
Prepaid income taxes	—	975,963
Other current assets	965,970	792,041
Total current assets	19,136,523	14,131,519
Non-current assets
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	200,066,005	191,879,210
Unproved properties	33,396,744	28,364,186
Accumulated depletion, depreciation, amortization and impairment	(134,181,378)	(123,281,395)
Total oil and gas properties, net	99,281,371	96,962,001
Gathering system	43,540,301	43,116,371
Accumulated depletion, depreciation, amortization and impairment	(37,271,826)	(36,449,511)
Total gathering system, net	6,268,475	6,666,860
Land	637,764	637,764
Buildings and other property and equipment, net	221,901	259,335
Total property and equipment, net	106,409,511	104,525,960
Other assets:
Operating lease right-of-use assets, long term	272,298	344,589
Restricted cash	470,000	470,000
Prepaid drilling costs	4,673	982,717
Total non-current assets	107,156,482	106,323,266
Total assets	$126,293,005	$120,454,785

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable trade	$2,963,805	$2,334,732
Gathering fees payable	978,890	997,016
Royalties payable	1,481,520	1,400,976
Income taxes payable	1,556,724	—
Accrued capital expenditures	1,605,705	572,079
Accrued compensation	726,213	695,018
Other accrued liabilities	490,970	371,503
Fair value of derivatives	—	487,548
Operating lease liabilities	120,799	121,135
Total current liabilities	9,924,626	6,980,007
Non-current liabilities
Asset retirement obligations	3,822,030	3,652,296
Deferred income taxes	12,062,053	12,738,577
Operating lease liabilities, long term	266,263	355,776
Total non-current liabilities	16,150,346	16,746,649
Total liabilities	26,074,972	23,726,656
Commitments and contingencies (Note 11)
Shareholders' equity
Preferred shares, no par value, unlimited shares authorized, none issued or outstanding	—	—
Common shares, no par value, unlimited shares authorized and 22,058,574 shares issued and outstanding at September 30, 2025 and 22,008,766 issued and outstanding at December 31, 2024	116,081,031	116,081,031
Additional paid-in capital	13,267,196	12,118,907
Accumulated deficit	(38,995,173)	(41,505,076)
Accumulated other comprehensive income	9,864,979	10,033,267
Total shareholders' equity	100,218,033	96,728,129
Total liabilities and shareholders' equity	$126,293,005	$120,454,785

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues from contracts with customers:
Gas, oil, NGL, and condensate revenue	$7,536,248	$6,203,953	$31,586,766	$18,118,368
Gas gathering and compression revenue	1,445,211	1,083,988	5,182,566	4,464,134
Total revenue	8,981,459	7,287,941	36,769,332	22,582,502

Operating costs and expenses:
Lease operating expenses	2,397,052	2,099,501	7,615,735	5,517,830
Gathering system operating expenses	563,542	490,325	1,729,988	1,692,862
Depletion, depreciation, amortization, and accretion	2,570,462	2,698,812	9,247,973	7,127,641
Impairment expense	—	—	2,676,669	—
General and administrative expenses:
Stock based compensation expense	376,613	309,109	1,148,289	944,267
Other general and administrative expenses	2,467,785	1,449,576	5,748,081	4,486,814
Total operating costs and expenses	8,375,454	7,047,323	28,166,735	19,769,414
Operating income	606,005	240,618	8,602,597	2,813,088

Other income (expense):
Interest income	84,894	60,693	117,440	435,908
Interest expense	(11,666)	(17,598)	(43,783)	(35,117)
Gain on derivative contracts, net	964,307	440,712	2,076,000	245,095
Other income (expense), net	5,252	9,994	(28,086)	111,067
Other income, net	1,042,787	493,801	2,121,571	756,953

Net income before income tax expense	1,648,792	734,419	10,724,168	3,570,041
Income tax expense	576,497	368,398	4,084,378	881,464
NET INCOME	$1,072,295	$366,021	$6,639,790	$2,688,577
Currency translation adjustments	(42,676)	39,845	(168,288)	62,438
Unrealized loss on securities	—	—	—	(1,598)
NET COMPREHENSIVE INCOME	$1,029,619	$405,866	$6,471,502	$2,749,417

Net income per share, basic	$0.05	$0.02	$0.30	$0.12
Net income per share, diluted	$0.05	$0.02	$0.30	$0.12
Weighted average number of shares outstanding, basic	22,017,310	21,948,519	22,028,248	21,954,803
Weighted average number of shares outstanding, diluted	22,159,532	22,155,292	22,170,223	22,000,881

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

						Accumulated
						Other		Total
	Common Shares Issued		Treasury Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	paid-in Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2025	22,008,766	$116,081,031	—	$—	$12,118,907	$10,033,267	$(41,505,076)	$96,728,129
Net income	—	—	—	—	—	—	4,016,034	4,016,034
Dividends paid	—	—	—	—	—	—	(1,375,612)	(1,375,612)
Stock-based compensation expense	—	—	—	—	385,838	—	—	385,838
Other comprehensive loss	—	—	—	—	—	(50,116)	—	(50,116)
Balance at March 31, 2025	22,008,766	$116,081,031	—	$—	$12,504,745	$9,983,151	$(38,864,654)	$99,704,273
Net income	—	—	—	—	—	—	1,551,461	1,551,461
Dividends paid	—	—	—	—	—	—	(1,375,760)	(1,375,760)
Stock-based compensation expense	—	—	—	—	385,838	—	—	385,838
Vesting of shares of restricted stock	8,639	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(75,496)	—	(75,496)
Balance at June 30, 2025	22,017,405	$116,081,031	—	$—	$12,890,583	$9,907,655	$(38,688,953)	$100,190,316
Net income	—	—	—	—	—	—	1,072,295	1,072,295
Dividends paid	—	—	—	—	—	—	(1,378,515)	(1,378,515)
Stock-based compensation expense	—	—	—	—	376,613	—	—	376,613
Vesting of shares of restricted stock	41,169	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(42,676)	—	(42,676)
Balance at September 30, 2025	22,058,574	$116,081,031	—	$—	$13,267,196	$9,864,979	$(38,995,173)	$100,218,033

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

						Accumulated
						Other		Total
	Common Shares Issued		Treasury Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	paid-in Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2024	22,222,722	$118,272,565	(70,874)	$(360,326)	$10,874,491	$9,772,277	$(37,946,042)	$100,612,965
Net income	—	—	—	—	—	—	1,506,896	1,506,896
Dividends paid	—	—	—	—	—	—	(1,370,409)	(1,370,409)
Stock-based compensation expense	—	—	—	—	321,569	—	—	321,569
Buyback of common shares	—	—	(248,700)	(1,203,708)	—	—	—	(1,203,708)
Retirement of treasury shares	(319,574)	(1,564,034)	319,574	1,564,034	—	—	—	—
Vesting of shares of restricted stock	10,054	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(4,245)	—	(4,245)
Balance at March 31, 2024	21,913,202	$116,708,531	—	$—	$11,196,060	$9,768,032	$(37,809,555)	$99,863,068
Net income	—	—	—	—	—	—	815,660	815,660
Dividends paid	—	—	—	—	—	—	(1,371,940)	(1,371,940)
Stock-based compensation expense	—	—	—	—	313,589	—	—	313,589
Vesting of shares of restricted stock	8,648	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	25,240	—	25,240
Balance at June 30, 2024	21,921,850	$116,708,531	—	$—	$11,509,649	$9,793,272	$(38,365,835)	$99,645,617
Net income	—	—	—	—	—	—	366,021	366,021
Dividends paid	—	—	—	—	—	—	(1,374,428)	(1,374,428)
Stock-based compensation expense	—	—	—	—	309,109	—	—	309,109
Buyback of common shares	—	—	(125,000)	(627,500)	—	—	—	(627,500)
Vesting of shares of restricted stock	51,837	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	39,845	—	39,845
Balance at September 30, 2024	21,973,687	$116,708,531	(125,000)	$(627,500)	$11,818,758	$9,833,117	$(39,374,242)	$98,358,664

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$6,639,790	$2,688,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	9,247,973	7,127,641
Impairment expense	2,676,669	—
Accretion of discount on available for sale securities	—	(297,637)
Gain on derivative contracts	(2,076,000)	(245,095)
Settlement received on derivative contracts	699,265	1,245,931
Settlement of asset retirement obligation	(1,600)	(88,992)
Stock-based compensation expense	1,148,289	944,267
Deferred income tax (benefit) expense	(676,523)	584,088
Changes in assets and liabilities:
Accounts receivable	1,328,523	1,545,431
Prepaid income taxes	—	(67,878)
Other assets and liabilities	(191,487)	(94,360)
Accounts payable, royalties payable, gathering fees payable, and other accrued liabilities	(430,885)	(1,520,707)
Income taxes payable	2,532,686	—
Net cash provided by operating activities	20,896,700	11,821,266
Cash flows from investing activities:
Additions to unproved oil and gas properties	(5,032,558)	(3,100,294)
Additions to proved oil and gas properties	(5,901,411)	(28,728,498)
Additions to gathering system properties	(384,124)	(76,625)
Additions to land, buildings and property and equipment	(12,102)	(13,912)
Purchases of short term investments - available for sale	—	(4,045,785)
Proceeds from short term investments - held to maturity	—	23,116,930
Prepaid drilling costs	978,044	1,813,808
Net cash used in investing activities	(10,352,151)	(11,034,376)
Cash flows from financing activities:
Buyback of common shares	—	(1,831,208)
Dividends paid	(4,129,887)	(4,116,777)
Net cash used in financing activities	(4,129,887)	(5,947,985)
Effect of currency rates on cash, cash equivalents, and restricted cash	(168,288)	62,438
Increase (decrease) in cash, cash equivalents, and restricted cash	6,246,374	(5,098,657)
Cash, cash equivalents, and restricted cash, beginning of period	6,989,793	13,873,628
Cash, cash equivalents, and restricted cash, end of period	$13,236,167	$8,774,971

Supplemental cash flow disclosures:
Income tax paid - federal	$1,417,860	$—
Income tax paid - state (PA)	$755,138	$—
Income tax paid - state (other)	$26,710	$4,000
Interest paid	$9,935	$16,832

Non-cash investing activities:
Change in proved properties accrued in accounts payable	$2,266,859	$818,504
Change in gathering system accrued in accounts payable	$39,805	$173,193
Asset retirement obligation asset additions and adjustments	$25,196	$39,597

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

On August 11, 2025, Epsilon signed definitive agreements to acquire two entities (Peak Exploration and Production LLC and Peak BLM Lease LLC, together “Peak”) majority owned by funds of Yorktown Energy Partners LLC. Combined consideration due at closing is the issuance of 6 million Epsilon common shares and the assumption of an estimated $51.2 million of debt. Additional contingent consideration of up to 2.5 million Epsilon common shares could be due subject to the ability to access acreage currently affected by a drilling permit moratorium in Converse County, Wyoming. The assets to be acquired include an operated position of 40,500 net acres producing 2.2 MBoepd in the Powder River Basin in Campbell and Converse County, Wyoming. The transactions are expected to close in Q4 2025, subject to obtaining the requisite Epsilon shareholder approval.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit losses for Accounts Receivable and Contract Assets. The amendments in this update provide (1) all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets and (2) entities other than public business entities with an accounting policy election to consider collection activity after the balance sheet date when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The amendments will be effective for fiscal years beginning after December 15, 2025, with early adoption permitted. The Company is evaluating the impact of this new standard and believes that the adoption may result in additional disclosures, but will not have any material impact on its consolidated financial statements.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts in the Consolidated Statements of Cash Flows as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Cash and cash equivalents	$12,766,167	$6,519,793
Restricted cash included in other assets	470,000	470,000
Cash, cash equivalents, and restricted cash in the statement of cash flows	$13,236,167	$6,989,793

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

As of September 30, 2025 and December 31, 2024, the Company had no short term investments.

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

5.  Property and Equipment

The following table summarizes the Company’s property and equipment as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	$200,066,005	$191,879,210
Unproved properties	33,396,744	28,364,186
Accumulated depletion, depreciation, amortization and impairment	(134,181,378)	(123,281,395)
Total oil and gas properties, net	99,281,371	96,962,001
Gathering system	43,540,301	43,116,371
Accumulated depletion, depreciation, amortization and impairment	(37,271,826)	(36,449,511)
Total gathering system, net	6,268,475	6,666,860
Land	637,764	637,764
Buildings and other property and equipment, net	221,901	259,335
Total property and equipment, net	$106,409,511	$104,525,960

Asset Acquisitions

During the nine months ended September 30, 2025, Epsilon had no asset acquisitions.

During the nine months ended September 30, 2024, Epsilon acquired assets that included the following:

●	a 25% working interest in three producing wells located in Ector County, Texas.
●	a 25% working interest in an additional 3,620 gross undeveloped acres in Ector County, Texas.
●	a 50% working interest in 14,243 gross undeveloped acres in Alberta, Canada.

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

During the nine months ended September 30, 2025, Epsilon recorded an impairment of $2.7 million for two wells drilled in Alberta, Canada.  The impairment was a result of a decrease in estimated reserves due to early production coming in below expectations, cost overruns and lower forward commodity prices. During the three months ended September 30, 2025, no impairment was recorded.

During the three and nine months ended September 30, 2024, no impairment was recorded. For the year ended December 31, 2024, the Company had $0.53 million of impairment reflected in proved properties on the Consolidated Balance Sheets. To be consistent with the current presentation, the prior year impairment has been reclassed to accumulated depletion, depreciation, amortization and impairment on the Consolidated Balance Sheets.

6. Revolving Line of Credit

The Company closed a senior secured reserve based revolving credit facility on June 28, 2023, with Frost Bank as issuing bank and sole lender. The borrowing base at September 30, 2025 was $45 million (redetermined as of February 10, 2025), supported by the Company’s upstream assets in Pennsylvania and subject to semi-annual redeterminations with a maturity date of June 28, 2027. Interest will be charged at the Daily Simple SOFR rate plus a margin of 3.25%. The facility is secured by the assets of the Company’s Epsilon Energy USA subsidiary (Borrower). There are currently no borrowings under the facility.

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

On October 8, 2025, the Company closed a new senior secured reserve based revolving credit facility with Frost Bank as administrative agent and Frost Bank and Texas Capital Bank as lenders (replacing the previous credit facility). The borrowing base was initially set at $45 million, supported by the Company’s upstream assets and subject to semi-annual redeterminations with a maturity date of October 8, 2029. Interest will be charged at the Daily Simple SOFR rate plus a margin of 3-4%. The facility is secured by the assets of the Company’s Epsilon Energy USA subsidiary (Borrower) and the Company was added as a co-borrower. There are currently no borrowings under the facility.

Under the terms of the facility, the Company must adhere to the following financial covenants:

●	Current ratio of 1.0 to 1.0 (current assets / current liabilities)
●	Leverage ratio of less than 2.5 to 1.0 (total debt / income adjusted for interest, taxes and noncash amounts)

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Additionally, once the facility is drawn, the Company is required to hedge 50% of the anticipated production from PDP reserves for a rolling 18-month period (reduces to 25% on the last 6 months if the facility utilization is <50% of the borrowing base).

We were in compliance with the financial covenants of the agreement as of September 30, 2025.

	Balance at	Balance at
	September 30,	December 31,	Current
	2025	2024	Borrowing Base	Interest Rate
Revolving line of credit	$—	$—	$45,000,000	SOFR + 3.25%

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

During the nine months ended September 30, 2025, no shares were repurchased under the new or previous program.

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

Restricted Stock

For the nine months ended September 30, 2025, no restricted common shares were awarded to the Company’s board of directors and employees. For the year ended December 31, 2024, 300,052 restricted common shares with a weighted average grant date fair value of $5.97 were awarded to the Company’s management, employees, and board of directors. These shares vest over a three-year period, with an equal number of shares being issued per period on the anniversary of the award resolution. The vesting of the shares is contingent on the individuals’ continued employment or service. The Company determined the fair value of the granted Restricted Stock based on the market price of the common shares of the Company on the date of grant.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table summarizes restricted stock activity for the nine months ended September 30, 2025, and the year ended December 31, 2024:

	Nine months ended			Year ended
	September 30, 2025			December 31, 2024
	Number of	Weighted	Weighted	Number of	Weighted	Weighted
	Restricted	Average	Average	Restricted	Average	Average
	Shares	Remaining Life	Grant Date	Shares	Remaining Life	Grant Date
	Outstanding	(years)	Fair Value	Outstanding	(years)	Fair Value
Balance non-vested Restricted Stock at beginning of period	560,970	1.61	$5.77	491,536	1.74	$5.59
Granted	—	—	-	300,052	1.92	5.97
Vested	(49,808)	—	5.72	(230,618)	—	5.65
Balance non-vested Restricted Stock at end of period	511,162	0.95	$5.78	560,970	1.61	$5.77

Stock compensation expense for the granted Restricted Stock is recognized over the vesting period. Stock compensation expense recognized during the three and nine months ended September 30, 2025 was $376,613 and $1,148,289, respectively (for the three and nine months ended September 30, 2024 was $309,109 and $944,267, respectively).

As of September 30, 2025, the Company had unrecognized stock-based compensation related to these shares of $2,050,180 to be recognized over a weighted average period of 1 year (at December 31, 2024: $3,198,469 over 1.30 years).

(d)Dividends

On February 26, 2025, June 3, 2025, and September 2, 2025, the Board declared a quarterly dividend of $0.0625 per common share (annualized $0.25 per common share) totaling in aggregate an amount of approximately $4.1 million that has been paid during the nine months ended September 30, 2025.

8. Revenue Recognition

Revenues are comprised of sales of natural gas, oil and natural gas liquids (“NGLs”), along with the revenue generated from the Company’s ownership interest in the gas gathering system in the Auburn field in Northeastern Pennsylvania.

Overall, product sales revenue generally is recorded in the month when contractual delivery obligations are satisfied, which occurs when control is transferred to the Company’s customers at delivery points based on contractual terms and conditions. In addition, gathering and compression revenue generally is recorded in the month when contractual service obligations are satisfied, which occurs as control of those services is transferred to the Company’s customers. Gathering System revenues derived from Epsilon’s production, which have been eliminated from total gathering system revenues (“elimination entry”), amounted to $0.4 million and $1.5 million, respectively, for the three and nine months ended September 30, 2025 ($0.3 million and $0.8 million, respectively, for the three and nine months ended September 30, 2024).

The following table details revenue for the three and nine months ended September 30, 2025 and 2024.

	Three months ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating revenue
Natural gas	$4,758,578	$1,903,946	$22,282,495	$6,828,155
Natural gas liquids	267,019	335,271	799,289	1,096,678
Oil and condensate	2,510,651	3,964,736	8,504,982	10,193,535
Gathering and compression fees (1)	1,445,211	1,083,988	5,182,566	4,464,134
Total operating revenue	$8,981,459	$7,287,941	$36,769,332	$22,582,502
(1)	Net of the elimination entry

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

Current Expected Credit Losses

Under ASU 326, Financial Instruments – Credit Losses, estimated losses on financial assets are provided through an allowance for credit losses. The majority of our financial assets are held in cash and cash equivalents and accounts receivable. The accounts receivable are primarily from purchasers of oil and natural gas, counterparties to our financial instruments, and revenues earned for compression and gathering services. Our oil, gas, and natural gas liquids accounts receivable are generally collected within 30 days after the end of the month. Compression and gathering receivables are generally collected within 60 days after the end of the month. We assess collectability through various procedures, including review of our trade receivable balances by counterparty, assessing economic events and conditions, our historical experience with counterparties, the counterparty’s financial condition and the amount and age of past due accounts. As of September 30, 2025 and December 31, 2024, we determined that our allowance for credit loss was nil.

	September 30,	December 31,	December 31,
	2025	2024	2023
Accounts receivable
Natural gas and oil sales	$3,224,441	$4,888,294	$4,327,886
Joint interest billing	—	—	17,476
Gathering and compression fees	1,071,634	918,471	1,543,239
Commodity contract	219,124	36,957	72,075
Interest	—	—	54,772
Total accounts receivable	$4,515,199	$5,843,722	$6,015,448

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

9. Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes certain transactions that have generally been reported in the Consolidated Statements of Changes in Shareholders’ Equity. The activity in accumulated other comprehensive income during the three and nine months ended September 30, 2025 and 2024 consisted of the following:

	Three months ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$9,907,655	$9,793,272	$10,033,267	$9,772,277
Translation (loss)/gain	(42,676)	39,845	(168,288)	62,438
Unrealized gain/(loss) on securities	—	—	—	(1,598)
Balance at end of period	$9,864,979	$9,833,117	$9,864,979	$9,833,117

10. Income Taxes

Income tax provisions for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Current:
Federal	$387,475	$(198,619)	$3,746,118	$268,691
State	85,869	(71,807)	1,014,783	28,685
Total current income tax expense	473,344	(270,426)	4,760,901	297,376
Deferred:
Federal	98,977	565,137	(605,049)	919,522
State	4,176	73,687	(71,474)	(335,434)
Total deferred tax expense	103,153	638,824	(676,523)	584,088
Income tax expense	$576,497	$368,398	$4,084,378	$881,464

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

Our effective tax rate will typically differ from the statutory federal rate primarily as a result of state income taxes and the valuation allowance against the Canadian net operating loss. The effective tax rate for the nine months ended September 30, 2025 was higher than the statutory federal rate as a result of state income taxes and the valuation allowance against the Canadian net operating loss.

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, which includes a broad range of tax reform provisions affecting businesses. The OBBBA extends or makes permanent certain tax law changes enacted as part of the 2017 Tax Cuts and Jobs Act, as well as makes other changes to the current tax code.  As a result of this enactment, our deferred tax balances as of September 30, 2025 reflect the provisions of the new law currently in effect, resulting in the deferral of a portion of current federal tax over future periods. As our income tax provision includes both current and deferred components, the overall net impact is not significant. We are continuing to monitor additional provisions of the OBBBA that become effective through 2027 for potential future impact.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

11. Commitments and Contingencies

The Company enters into commitments for capital expenditures in advance of the expenditures being made. As of September 30, 2025, the Company had commitments of $0.2 million for capital expenditures.

From time to time, the Company may be involved in various legal matters. Management believes that as of September 30, 2025, there are no legal matters whose resolution could have a material adverse effect on the unaudited condensed consolidated financial statements.

12. Leases

Under ASC 842, Leases, the Company recognized an operating lease related to its corporate office as of September 30, 2025 and December 31, 2024 as summarized in the following table:

	September 30,	December 31,
	2025	2024
Asset
Operating lease right-of-use assets, long term	$272,298	$344,589
Total operating lease right-of-use assets	$272,298	$344,589

Liabilities
Operating lease liabilities	$120,799	$121,135
Operating lease liabilities, long term	266,263	355,776
Total operating lease liabilities	$387,062	$476,911

Operating lease costs	$185,368	$236,044

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$224,377	$214,230
Weighted average remaining lease term (years) - operating lease	2.15	2.50
Weighted average discount rate (annualized) - operating lease	8.25%	8.25%

On March 1, 2023, the Company commenced a new office lease with a 70 month lease term and future lease payments estimated to be approximately $0.85 million. There are no other pending leases, and no lease arrangements in which the Company is the lessor.

Lease expense for operating leases was $0.19 million and $0.24 million for the nine months ended September 30, 2025 and the year ended December 31, 2024, respectively. This lease expense is presented in other general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.

Future minimum lease payments as of September 30, 2025 are as follows:

Operating Leases
2025	$43,388
2026	177,021
2027	180,492
2028	183,963
Total minimum lease payments	584,864
Less: imputed interest	(197,802)
Present value of future minimum lease payments	387,062
Less: current obligations under leases	(120,799)
Long-term lease obligations	$266,263

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

13.    Net Income Per Share

Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed based upon the weighted-average number of common shares outstanding during the period plus the assumed issuance of common shares for all potentially dilutive securities.

The net income used in the calculation of basic and diluted net income per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income	$1,072,295	$366,021	$6,639,790	$2,688,577

In calculating the net income per share, basic and diluted, the following weighted-average shares were used:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Basic weighted-average number of shares outstanding	22,017,310	21,948,519	22,028,248	21,954,803
Unvested time-based restricted shares	142,222	206,773	141,975	46,078
Diluted weighted-average shares outstanding	22,159,532	22,155,292	22,170,223	22,000,881

The Company excluded the following shares from the diluted EPS because their inclusion would have been anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Anti-dilutive unvested time-based restricted shares	369,387	408,816	399,441	478,005

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

The Company’s two reportable segments are as follows:

a.	The Upstream segment activities include acquisition, development and production of natural gas and oil reserves on properties within the United States and Canada; and
b.	The Gas Gathering segment partners with two other companies to operate a natural gas gathering system.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Segment activity for the nine months ended September 30, 2025 and 2024 is as follows:

	Upstream	Gas Gathering	Total
As of and for the nine months ended September 30, 2025
Operating revenue
Natural gas	$22,282,495	$—	$22,282,495
Natural gas liquids	799,289	—	799,289
Oil and condensate	8,504,982	—	8,504,982
Gathering and compression fees	—	5,182,566	5,182,566
Intersegment gathering and compression fees	—	1,465,548	1,465,548
	31,586,766	6,648,114	38,234,880

Reconciliation of operating revenue
Elimination of intersegment revenues			(1,465,548)
Total consolidated operating revenue(1)			36,769,332

Operating costs
Gathering, transportation, and compression	5,705,765	—	5,705,765
Other lease operating expense	1,909,970	—	1,909,970
Gathering system operating expenses	—	1,729,988	1,729,988
Intersegment other lease operating expense	1,465,548	—	1,465,548
Impairment	2,676,669	—	2,676,669
Depletion, depreciation, amortization and accretion	8,419,766	828,207	9,247,973
Segment operating income	$11,409,048	$4,089,919	$14,033,419

Reconciliation of segment operating income
Salary expense			2,622,769
Stock based compensation			1,148,289
Other general and administrative			3,125,312
Elimination of intersegment other lease operating expenses			(1,465,548)
Total consolidated operating income			8,602,597

Other income (expense)
Interest income			117,440
Interest expense			(43,783)
Gain on derivative contracts			2,076,000
Other expense			(28,086)
Other expense, net			2,121,571
Net income before income tax expense			$10,724,168

Capital expenditures (2)	$10,946,071	$384,124	$11,330,195
Segment assets	$99,286,044	$6,268,475	$105,554,519

Total segment assets reconciled to consolidated amounts are as follows:
Total segment assets			$105,554,519
Current assets, net			19,136,523
Other property and equipment			859,665
Operating lease right-of-use asset			272,298
Restricted cash			470,000
			$126,293,005

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

	Upstream	Gas Gathering	Total
As of and for the nine months ended September 30, 2024
Operating revenue
Natural gas	$6,828,155	$—	$6,828,155
Natural gas liquids	1,096,678	—	1,096,678
Oil and condensate	10,193,535	—	10,193,535
Gathering and compression fees	—	4,464,134	4,464,134
Intersegment gathering and compression fees	—	842,625	842,625
	18,118,368	5,306,759	23,425,127

Reconciliation of operating revenue
Elimination of intersegment revenues			(842,625)
Total consolidated operating revenue(1)			22,582,502

Operating costs
Gathering, transportation, and compression	3,759,752	—	3,759,752
Other lease operating expense	1,758,078	—	1,758,078
Gathering system operating expenses	—	1,692,862	1,692,862
Intersegment other lease operating expense	842,625	—	842,625
Depletion, depreciation, amortization and accretion	6,446,271	681,370	7,127,641
Segment operating income	$5,311,642	$2,932,527	$7,401,544

Reconciliation of segment operating income
Salary expense			2,169,379
Stock based compensation			944,267
Other general and administrative			2,317,435
Elimination of intersegment other lease operating expenses			(842,625)
Total consolidated operating income			2,813,088

Other income (expense)
Interest income			435,908
Interest expense			(35,117)
Gain on derivative contracts			245,095
Other expense			111,067
Other income, net			756,953
Net income before income tax expense			$3,570,041

Capital expenditures (2)	$31,842,704	$76,625	$31,919,329
Segment assets	$98,473,841	$6,766,726	$105,240,567

Total segment assets reconciled to consolidated amounts are as follows:
Total segment assets			$105,240,567
Current assets, net			14,811,129
Other property and equipment			906,897
Operating lease right-of-use asset			368,564
Restricted cash			470,000
			$121,797,157
(1)	Segment operating revenue represents revenues generated from the operations of the segment. Inter-segment sales during the nine months ended September 30, 2025 and 2024 have been eliminated upon consolidation. For the nine months ended September 30, 2025, Epsilon sold natural gas to 34 unique customers. The one customer over 10% comprised 34% of total revenue. For the nine months ended September 30, 2024, Epsilon sold natural gas to 32 unique customers. The two customers over 10% comprised 18% and 11% of total revenue.
(2)	Capital expenditures for the Upstream segment consist primarily of the acquisition of properties, and the drilling and completing of wells while Gas Gathering consists of expenditures relating to the expansion, completion, and maintenance of the gathering and compression facility.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Segment activity for the three months ended September 30, 2025 and 2024 is as follows:

	Upstream	Gas Gathering	Total
As of and for the three months ended September 30, 2025
Operating revenue
Natural gas	$4,758,578	$—	$4,758,578
Natural gas liquids	267,019	—	267,019
Oil and condensate	2,510,651	—	2,510,651
Gathering and compression fees	—	1,445,211	1,445,211
Intersegment gathering and compression fees	—	401,325	401,325
	7,536,248	1,846,536	9,382,784

Reconciliation of operating revenue
Elimination of intersegment revenues			(401,325)
Total consolidated operating revenue(1)			8,981,459

Operating costs
Gathering, transportation, and compression	1,727,590	—	1,727,590
Other lease operating expense	669,462	—	669,462
Gathering system operating expenses	—	563,542	563,542
Intersegment other lease operating expense	401,325	—	401,325
Impairment	—	—	—
Depletion, depreciation, amortization and accretion	2,354,222	216,240	2,570,462
Segment operating income	$2,383,649	$1,066,754	$3,049,078

Reconciliation of segment operating income
Salary expense			832,977
Stock based compensation			376,613
Other general and administrative			1,634,808
Elimination of intersegment other lease operating expenses			(401,325)
Total consolidated operating income			606,005

Other income (expense)
Interest income			84,894
Interest expense			(11,666)
Gain on derivative contracts			964,307
Other expense			5,252
Other expense, net			1,042,787
Net income before income tax expense			$1,648,792

Capital expenditures (2)	$(196,673)	$155,797	$(40,876)

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

	Upstream	Gas Gathering	Total
As of and for the three months ended September 30, 2024
Operating revenue
Natural gas	$1,903,946	$—	$1,903,946
Natural gas liquids	335,271	—	335,271
Oil and condensate	3,964,736	—	3,964,736
Gathering and compression fees	—	1,083,988	1,083,988
Intersegment gathering and compression fees	—	250,718	250,718
	6,203,953	1,334,706	7,538,659

Reconciliation of operating revenue
Elimination of intersegment revenues			(250,718)
Total consolidated operating revenue(1)			7,287,941

Operating costs
Gathering, transportation, and compression	1,157,373	—	1,157,373
Other lease operating expense	942,128	—	942,128
Gathering system operating expenses	—	490,325	490,325
Intersegment other lease operating expense	250,718	—	250,718
Depletion, depreciation, amortization and accretion	2,435,309	263,503	2,698,812
Segment operating income	$1,418,425	$580,878	$1,748,585

Reconciliation of segment operating income
Salary expense			29,171
Stock based compensation			309,109
Other general and administrative			1,420,405
Elimination of intersegment other lease operating expenses			(250,718)
Total consolidated operating income			240,618

Other income (expense)
Interest income			60,693
Interest expense			(17,598)
Gain on derivative contracts			440,712
Other expense			9,994
Other income, net			493,801
Net income before income tax expense			$734,419

Capital expenditures (2)	$2,410,620	$6,389	$2,417,009
(1)	Segment operating revenue represents revenues generated from the operations of the segment. Inter-segment sales during the three months ended September 30, 2025 and 2024 have been eliminated upon consolidation. For the three months ended September 30, 2025, Epsilon sold natural gas to 26 unique customers. The three customers over 10% comprised 24.4%, 24.3% and 11% of total revenue. For the three months ended September 30, 2024, Epsilon sold natural gas to 24 unique customers. The three customers over 10% comprised 34%, 14% and 11% of total revenue.
(2)	Capital expenditures for the Upstream segment consist primarily of the acquisition of properties, and the drilling and completing of wells while Gas Gathering consists of expenditures relating to the expansion, completion, and maintenance of the gathering and compression facility.

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

Epsilon has historically elected not to designate any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for these financial commodity derivative contracts using the mark-to-market accounting method. Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as Loss on derivative contracts on the condensed Consolidated Statements of Operations and Comprehensive Income. The related cash flow impact is reflected in cash flows from operating activities. During the three and nine months ended September 30, 2025, Epsilon recognized gains on commodity derivative contracts of $964,307 and $2,076,000, respectively. These amounts included cash received of $807,648 and $699,265, respectively. For the three and nine months ended September 30, 2024, Epsilon recognized gains on commodity derivative contracts of $440,712 and $245,095, respectively. These amounts included cash received on settlements on these contracts of $485,389 and $1,245,931, respectively.

Commodity Derivative Contracts

At September 30, 2025, the Company had outstanding natural gas NYMEX Henry Hub (“HH”) swaps totaling 1.1 Bcf, natural gas NYMEX HH options totaling 2.19 Bcf, and crude oil NYMEX WTI CMA swaps totaling 30.8 MBbls.

	Fair Value of Derivative Assets
	September 30,	December 31,
	2025	2024
Current
Henry Hub Nymex Swap	$595,521	$151,274
Tennessee Z4 Basis swap	—	195,211
Henry Hub Nymex Option - Put	382,243	—
Crude Oil NYMEX WTI CMA	155,529	56,547
Long-term
Henry Hub Nymex Swap	16,244	—
Henry Hub Nymex Option - Put	313,137	—
	$1,462,674	$403,032

	Fair Value of Derivative Liabilities
	September 30,	December 31,
	2025	2024
Current
Henry Hub Nymex Swap	$—	$(448,852)
Tennessee Z4 Basis swap	—	(441,728)
Henry Hub Nymex Option - Call	(204,511)	—
Long-term
Henry Hub Nymex Option - Put	—	—
Henry Hub Nymex Option - Call	(368,976)	—
	$(573,487)	$(890,580)

Net Fair Value of Derivatives	$889,187	$(487,548)

Net Current	$928,782	$(487,548)
Net Long-term	$(39,595)	$—

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table presents the changes in the fair value of Epsilon’s commodity derivatives for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Fair value of asset (liability), beginning of the period	$732,528	$144,096	$(487,548)	$1,100,255
Gain on derivative contracts included in earnings	964,307	440,712	2,076,000	245,095
Settlement of commodity derivative contracts	(807,648)	(485,389)	(699,265)	(1,245,931)
Fair value of asset, end of the period	$889,187	$99,419	$889,187	$99,419

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

The following tables summarize the changes in asset retirement obligations for the periods indicated:

	Nine Months Ended	Year ended
	September 30,	December 31,
	2025	2024
Balance beginning of period	$3,652,296	$3,502,952
Liabilities acquired	25,196	48,207
Wells plugged and abandoned	(1,600)	(88,992)
Change in estimates	—	6,695
Accretion	146,138	183,434
Balance end of period	$3,822,030	$3,652,296

17. Fair Value Measurements

The methodologies used to determine the fair value of our financial assets and liabilities at September 30, 2025 were the same as those used at December 31, 2024.

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

	September 30, 2025
	Level 1	Level 2	Level 3	Effect of Netting	Net Fair Value
Assets
Derivative contracts	$—	$1,462,674	$—	$(573,487)	$889,187
Cash equivalents	$262,894	$—	$—	$—	$262,894
Liabilities
Derivative contracts	$—	$573,487	$—	$(573,487)	$—

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

	December 31, 2024
	Level 1	Level 2	Level 3	Effect of Netting	Net Fair Value
Assets
Derivative contracts	$—	$403,032	$—	$(403,032)	$—
Cash equivalents	$298,767	$—	$—	$—	$298,767
Liabilities
Derivative contracts	$—	$890,580	$—	$(403,032)	$487,548

Non-Recurring Fair Value Measurements

The Company performed an impairment test on our oil and gas properties and it was determined that the carrying amount of the Canada asset exceeded the estimated undiscounted future cash flows resulting in a reduction of the carrying amount of the properties to their estimated fair values by $2.7 million during the nine months ended September 30, 2025. This nonrecurring fair value measurement is classified within Level 3 of the fair value hierarchy. For the year ended December 31, 2024, there was an impairment of $1.45 million.

The table below summarizes the fair value of the impaired assets at June 30, 2025, the measurement date for the impairment.

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Nonrecurring fair value measurement
Long-lived assets held and used (1)	$1,342,942	$—	$—	$1,342,942
Total Nonrecurring fair value measurement	$1,342,942	$—	$—	$1,342,942
(1)	At June 30, 2025, long-lived assets held and used with a carrying amount of $4.0 million were written down to their fair value of $1.3 million, resulting in an impairment charge of $2.7 million.

The table below summarized the fair value of the impaired assets at December 31, 2024.

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Nonrecurring fair value measurement
Long-lived assets held and used	$492,253	$—	$—	$492,253
Total Nonrecurring fair value measurement	$492,253	$—	$—	$492,253

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of trends and significant changes in our results of operations and the financial condition of Epsilon Energy Ltd. and its subsidiaries for the periods presented. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto presented in this report, including the unaudited condensed consolidated financial statements as of September 30, 2025 and 2024 together with accompanying notes, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Actual results and the timing of events may differ materially from those contained in these forward- looking statements due to a number of factors. See “Part II. Item 1A. Risk Factors” and “Forward-Looking Statements.”

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

At September 30, 2025 we held leasehold rights to 21,490 net acres. We have natural gas production from our non-operated wells in Pennsylvania, and oil, natural gas liquids, and natural gas production from our non-operated wells in Texas, New Mexico, Oklahoma, and Alberta, Canada.

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

On February 26, 2024, Epsilon acquired a 25% interest in three producing wells and 3,620 gross undeveloped acres in Ector County, Texas from a private operator. The Company participated in the drilling and completion of 2 gross (0.5 net) wells during 2024 which were put on production in May 2024 and July 2024. Together with the transaction completed in 2023, the Company holds a 25% working interest in 16,446 gross acres and 8 producing wells in Texas. Total capital expenditures (net to Epsilon) through September 30, 2025 in the project (including undeveloped leasehold) are $42 million.

On April 11, 2024, Epsilon acquired a 50% working interest in 14,243 gross undeveloped acres in Alberta, Canada. The Company participated in the drilling and completion of 2 gross (0.5 net) wells. One well was put on production in September 2024. One well was deemed non-commercial. Total capital expenditures (net to Epsilon) through September 30, 2025 in the project (including undeveloped leasehold) are $3.5 million (pre-impairment).

In October 2024, Epsilon formed a joint venture with a private operator covering approximately 130,000 gross acres in Garrington and Harmattan areas in Alberta, Canada. The Company provided a $7 million drilling carry in favor of the operator in exchange for a 25% working interest in the leasehold. To date, the Company participated in the drilling and completion of 2 gross (0.5 net) wells. Total capital expenditures (net to Epsilon) through September 30, 2025 are $9.0 million (prior to $2.7 million of impairment during the nine months ended September 30, 2025).

On August 11, 2025, Epsilon signed definitive agreements to acquire two entities (Peak Exploration and Production LLC and Peak BLM Lease LLC, together “Peak”) majority owned by funds of Yorktown Energy Partners LLC. Combined consideration due at closing is the issuance of 6 million Epsilon common shares and the assumption of an estimated $51.2 million of debt. Additional contingent consideration of up to 2.5 million Epsilon common shares could be due subject to the ability to access acreage currently affected by a drilling permit moratorium in Converse County, Wyoming. The assets to be acquired include an operated position of 40,500 net acres producing 2.2 MBoepd in the Powder River Basin in Campbell and Converse County, Wyoming. The transactions are expected to close in Q4 2025, subject to obtaining the requisite Epsilon shareholder approval.

Three and nine months ended September 30, 2025 Highlights

Operational Highlights

Marcellus Shale – Pennsylvania

●	During the three months ended September 30, 2025, Epsilon's realized natural gas price was $2.24 per Mcf, a 46% increase over the three months ended September 30, 2024. During the nine months ended September 30, 2025, Epsilon's realized natural gas price was $2.95 per Mcf, an 85% increase over the nine months ended September 30, 2024.
●	During the three months ended September 30, 2025, Epsilon’s net revenue interest natural gas production was 2.0 Bcf, a 67% increase over the three months ended September 30, 2024. During the nine months ended September 30, 2025, Epsilon’s net revenue interest natural gas production was 7.0 Bcf, an 75% increase over the nine months ended September 30, 2024.
●	Gathered and delivered 8.9 Bcf gross (3.1 net to Epsilon's interest) during the three months ended September 30, 2025, or 96 MMcf/d through the Auburn Gas Gathering System. Gathered and delivered 31.8 Bcf gross (11.1 net to Epsilon's interest) during the nine months ended Sept 30, 2025, or 116 MMcf/d through the Auburn Gas Gathering System.

Permian Basin – Texas and New Mexico

●	During the three months ended September 30, 2025, Epsilon's realized price for all Permian Basin production was $50.19 per Boe (90% liquids), a 7% decrease over the three months ended September 30, 2024. During the nine months ended September 30, 2025, Epsilon's realized price for all Permian Basin production was $52.43 per Boe (88% liquids), a 2.6% decrease over the nine months ended September 30, 2024.
●	Total net revenue interest production for the three months ended September 30, 2025, which included oil, natural gas liquids, and natural gas, was 47.8 Mboe compared to 73.3 Mboe during the same period in 2024, a 35% decrease. Total net revenue interest production for the nine months ended September 30, 2025, which included oil, natural gas liquids, and natural gas, was 152.7 Mboe compared to 191.4 Mboe during the same period in 2024, a 20% decrease.
●	During the nine months ended September 30, 2025, the Company had 1 gross (.25 net) well drilled and completed. The well turned online in July 2025.

Anadarko, NW Stack Trend – Oklahoma

●	During the three months ended September 30, 2025, Epsilon's realized price for all Oklahoma production was $3.84 per Mcfe (57% natural gas), a 7% decrease from the three months ended September 30, 2024. During the nine months ended September 30, 2025, Epsilon's realized price for all Oklahoma production was $4.55 per Mcfe (60% natural gas), a 6% increase from the nine months ended September 30, 2024.
●	Total net revenue interest production for the three months ended September 30, 2025 included natural gas, oil and other liquids and was 0.07 Bcfe, a 23% decrease from the same period in 2024. Total net revenue interest production for the nine months ended September 30, 2025 included natural gas, oil and other liquids and was 0.2 Bcfe, a 22% decrease from the same period in 2024.

Western Canadian Sedimentary Basin—Alberta, Canada

●	During the three months ended September 30, 2025, Epsilon's realized price for all Canada production was $31.54 per Boe (63% liquids). During the nine months ended September 30, 2025, Epsilon's realized price for all Canada production was $38.89 per Boe (73% liquids). The Company had no Canada production in 2024.
●	Total net revenue interest production for the three months ended September 30, 2025, which included oil, natural gas liquids, and natural gas, was 8.2 Mboe. Total net revenue interest production for the nine months ended September 30, 2025, which included oil, natural gas liquids, and natural gas, was 21.2 Mboe.

Non-GAAP Financial Measures-Adjusted EBITDA

Epsilon defines Adjusted EBITDA as earnings before (1) net interest expense, (2) taxes, (3) depreciation, depletion, amortization and accretion expense, (4) impairments of natural gas and oil properties, (5) non-cash stock compensation expense, (6) gain or loss on sale of assets, (7) gain or loss on derivative contracts net of cash received or paid on settlement, and (8) net other income (expense). Adjusted EBITDA is not a measure of financial performance as determined under U.S. GAAP and should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with U.S. GAAP or as a measure of profitability or liquidity.

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

The table below sets forth a reconciliation of net income to Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024, which is the most directly comparable measure of financial performance calculated under U.S. GAAP and should be reviewed carefully.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income	$1,072,295	$366,021	$6,639,790	$2,688,577
Add Back:
Interest income, net	(73,228)	(43,095)	(73,657)	(400,791)
Income tax expense	576,497	368,398	4,084,378	881,464
Depreciation, depletion, amortization, and accretion	2,570,462	2,698,812	9,247,973	7,127,641
Impairment expense	—	—	2,676,669	—
Stock based compensation expense	376,613	309,109	1,148,289	944,267
(Gain) loss on derivative contracts net of cash received or paid on settlement	(156,659)	44,677	(1,376,735)	1,000,836
Foreign currency translation loss	(710)	—	23,601	570
Adjusted EBITDA	$4,365,270	$3,743,922	$22,370,308	$12,242,564

Results of Operations

Net Operating Revenues

For the nine months ended September 30, 2025 revenues increased $14.2 million, or 63%, to $36.8 million from $22.6 million during the same period of 2024.

Revenue and volume statistics for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues
Pennsylvania
Natural gas revenue	$4,591,423	$1,833,371	$21,621,448	$6,435,027
Volume (MMcf)	2,045	1,190	7,336	4,032
Avg. Price ($/Mcf)	$2.24	$1.54	$2.95	$1.60
Gathering system revenue (net of elimination)	$1,445,211	$1,083,988	$5,182,566	$4,464,134
Total PA Revenues	$6,036,634	$2,917,359	$26,804,014	$10,899,161
Permian Basin
Natural gas revenue	$39,312	$(27,499)	$134,840	$11,322
Volume (MMcf)	28	57	108	158
Avg. Price ($/Mcf)	$1.42	$(0.48)	$1.25	$0.07
Natural gas liquids revenue	$167,132	$239,262	$493,930	$780,946
Volume (MBOE)	9.2	13.1	24.5	39.1
Avg. Price ($/Bbl)	$18.21	$18.31	$20.18	$19.99
Oil and condensate revenue	$2,193,192	$3,757,574	$7,376,168	$9,510,780
Volume (MBbl)	34.0	50.7	110.2	126.1
Avg. Price ($/Bbl)	$64.45	$74.11	$66.94	$75.45
Total Permian Basin Revenues	$2,399,636	$3,969,337	$8,004,938	$10,303,048
Oklahoma
Natural gas revenue	$117,000	$98,074	$490,975	$381,806
Volume (MMcf)	45	57	150	188
Avg. Price ($/Mcf)	$2.61	$1.72	$3.28	$2.04
Natural gas liquids revenue	$70,337	$96,009	$252,415	$315,732
Volume (MBOE)	3.4	4.1	10.8	13.4
Avg. Price ($/Bbl)	$20.49	$23.60	$23.33	$23.55
Oil and condensate revenue	$100,271	$207,162	$391,654	$682,755
Volume (MBbl)	1.6	2.7	5.8	8.7
Avg. Price ($/Bbl)	$64.61	$77.33	$67.31	$78.06
Total OK Revenues	$287,608	$401,245	$1,135,044	$1,380,293
Canada
Natural gas revenue	$10,843	$—	$35,232	$—
Volume (MMcf)	18	—	35	—
Avg. Price ($/Mcf)	$0.60	$—	$1.01	$—
Natural gas liquids revenue	$29,550	$—	$52,944	$—
Volume (MBOE)	1.4	—	2.3	—
Avg. Price ($/Bbl)	$21.76	$—	$23.05	$—
Oil and condensate revenue	$217,188	$—	$737,160	$—
Volume (MBbl)	3.8	—	13.1	—
Avg. Price ($/Bbl)	$56.89	$—	$56.24	$—
Total Canada Revenues	$257,581	$—	$825,336	$—
Total Revenues	$8,981,459	$7,287,941	$36,769,332	$22,582,502

Upstream natural gas revenue for the nine months ended September 30, 2025 increased by $15.5 million, or 226%, over the same period in 2024. An increase of $10.4 million was due to higher natural gas prices and an increase of $5.1 million was a result of previously delayed turn in line wells coming online in Pennsylvania and the end of operator-

elected well shut-ins in Pennsylvania. Upstream natural gas revenue for the three months ended September 30, 2025 increased by $2.8 million, or 150%, over the same period in 2024. An increase of $1.6 million was due to higher natural gas prices and an increase of $1.2 million was a result of previously delayed turn in line wells coming online in Pennsylvania and the end of operator-elected well shut-ins in Pennsylvania.

Upstream natural gas liquids revenue for the nine months ended September 30, 2025 decreased by $0.3 million, or 27%, over the same period in 2024. This decrease was mostly due to lower volumes in the Permian Basin as a result of processing disruptions at the Goldsmith plant in Texas as well as gas flaring due to negative residue gas pricing in the second and third quarter. Upstream natural gas liquids revenue for the three months ended September 30, 2025 decreased by $0.07 million, or 20%, over the same period in 2024. This decrease was mostly due to lower volumes in the Permian Basin as a result of the aforementioned processing disruptions and negative residue gas pricing.

Upstream oil and condensate revenue for the nine months ended September 30, 2025 decreased by $1.7 million, or 17% over the same period in 2024.  A decrease of $1.3 million was due to lower oil prices and a decrease of $0.4 million was due to lower volumes from well shut-ins for adjacent completion operations and natural decline. Upstream oil and condensate revenue for the three months ended September 30, 2025 decreased by $1.5 million, or 37% over the same period in 2024.  A decrease of $1 million was due to lower volumes from the aforementioned well shut-ins and natural decline and a decrease of $0.4 million was due to lower prices.

Gathering system revenue for the nine months ended September 30, 2025 increased by $0.7 million, or 16%, compared with the same period in 2024 as a result of slightly higher throughput, but more importantly, crossflow gas being displaced with Anchor Shipper gas which is charged a higher gathering fee. Gathering system revenue for the three months ended September 30, 2025 increased by $0.4 million, or 33%, compared with the same period in 2024 due to higher volumes and a higher percentage of Anchor Shipper gas. Revenues derived from transporting and compressing our production, which have been eliminated from gathering system revenues amounted to $0.4 million and $1.5 million, respectively, for the three and nine months ended September 30, 2025, and $0.3 million and $0.8 million, respectively, for the three and nine months ended September 30, 2024.

Operating Costs

The following table presents total cost and cost per unit of production (Mcfe), including ad valorem, severance, and production taxes for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Lease operating costs (net of elimination)	$2,397,052	$2,099,501	$7,615,735	$5,517,830
Gathering system operating costs	563,542	490,325	1,729,988	1,692,862
	$2,960,594	$2,589,826	$9,345,723	$7,210,692

Upstream operating costs—Total $/Mcfe	$0.98	$1.22	$0.88	$1.00
Gathering system operating costs $/Mcf	$0.18	$0.19	$0.15	$0.16

Operating costs include the effects of elimination entries to remove the gathering fees paid to Epsilon’s ownership in the gathering system.

Upstream operating costs consist of lease operating expenses necessary to extract natural gas and oil, including gathering and treating the natural gas and oil in preparation for sale. For the nine months ended September 30, 2025 these costs increased by $2.1 million, or 38%, over the same period in 2024. The increase is primarily due to higher volumes. For the three months ended September 30, 2025 these costs increased by $0.3 million, or 14%, over the same period in 2024. The increase is due to non-recurring plugging and abandonment expenses above previously estimated asset retirement obligations.

Gathering system operating costs consist primarily of rental payments for the natural gas fueled compression units and overhead fees due to the system’s operator. For the three and nine months ended September 30, 2025, gathering system operating costs were constant compared to the same period in 2024.

Depletion, Depreciation, Amortization and Accretion (“DD&A”)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Depletion, depreciation, amortization and accretion	$2,570,462	$2,698,812	$9,247,973	$7,127,641

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

DD&A expense for the nine months ended September 30, 2025 increased by $2.1 million, or 30%, respectively, from the same period in 2024. This increase was a result of higher produced volumes in Pennsylvania. DD&A expense for the three months ended September 30, 2025 was constant from the same period in 2024.

Impairment

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Impairment	$—	$—	$2,676,669	$—

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

For the nine months ended September 30, 2025, the Company recorded an impairment of $2.7 million for two wells drilled in Alberta, Canada. The impairment was a result of a decrease in estimated reserves due to early production coming in below expectations, cost overruns and lower forward commodity prices. For the three months ended September 30, 2025, there was no impairment. For the three and nine months ended September 30, 2024, there was no impairment.

General and Administrative (“G&A”)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
General and administrative	$2,844,398	$1,758,685	$6,896,370	$5,431,081

G&A expenses consist of general corporate expenses such as compensation, legal, accounting and professional fees, consulting services, travel and other related corporate costs such as restricted stock granted.

G&A expenses for the three and nine months ended September 30, 2025 increased by $ 1.1 million, or 62%, and $1.5 million, or 27%, respectively, from the same period in 2024. This was primarily due to transaction expenses of $0.9 million related to the pending Peak acquisition.

Interest Income

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Interest income	$84,894	$60,693	$117,440	$435,908

Interest income for the three and nine months ended September 30, 2025 decreased by $0.01 million, or 12%, and $0.4 million, or 75%, respectively, from the same period in 2024.  This was primarily due to a reduction in the balance of cash and short term investments.

Interest Expense

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Interest expense	$11,666	$17,598	$43,783	$35,117

Interest expense is related to the fees paid on the revolving credit facility.

Interest expense during the three and nine months ended September 30, 2025 and 2024 was relatively flat.

Gain (Loss) on Derivative Contracts

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Gain on derivative contracts	$964,307	$440,712	$2,076,000	$245,095

For the nine months ended September 30, 2025, Epsilon had NYMEX HH Natural Gas futures swaps, Tennessee Gas Pipeline Zone 4 basis swaps, NYMEX HH options, and crude oil NYMEX WTI CMA swaps derivative contracts for the purpose of hedging a portion of its physical natural gas and oil sales revenue. The amounts recorded represent the fair value changes on our derivative instruments during the year.

During the three and nine months ended September 30, 2025, we received net cash settlements of $807,648 and $699,265, respectively. During the three and nine months ended September 30, 2024, we received net cash settlements of $485,389 and $1,245,931, respectively.

For the three and nine months ended September 30, 2025, realized gains on derivative contracts increased by $0.5 million and $1.8 million, respectively. This increase was primarily the result of a significant decrease in Henry Hub natural gas prices and WTI crude oil prices during the year.

Capital Resources and Liquidity

Cash Flow

The primary source of cash for Epsilon during the three and nine months ended September 30, 2025 and 2024 was funds generated from operations. The primary uses of cash for the three and nine months ended September 30, 2025 were the development of upstream properties and the distribution of dividends. The primary uses of cash for the three and nine months ended September 30, 2024 were the development of upstream properties, investment in U.S. Treasury Bills, the repurchase of shares of common stock, and the distribution of dividends.

At September 30, 2025, we had a working capital surplus of $9.2 million, an increase of $2.0 million from the $7.2 million surplus at December 31, 2024. The Company anticipates its current cash balance, available borrowings, and cash flows from operations to be sufficient to meet its cash requirements for at least the next twelve months.

Nine months ended September 30, 2025 compared to 2024

During the nine months ended September 30, 2025, $20.9 million was provided by the Company’s operating activities, compared to $11.8 million during the same period in 2024, representing an 77% increase. The increase was primarily due to higher produced volumes and realized prices in Pennsylvania.

The Company used $10.4 million and $11 million of cash for investing activities during the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, the Company had net investments of $10.4 million primarily in well costs and leasehold in Pennsylvania, Texas, and Canada. During the nine months ended September 30, 2024, the Company had net investments of $30.1 million in leasehold and well costs in Pennsylvania, Texas and Canada offset by net proceeds of $19.1 million in U.S. Treasury Bills.

The Company used $4.1 million and $5.9 million of cash for financing activities during the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, this was spent on dividend payments. During the nine months ended September 30, 2024, this was spent on dividend payments and the repurchase of shares of common stock.

Credit Agreement

The Company closed a senior secured reserve based revolving credit facility on June 28, 2023 with Frost Bank as issuing bank and sole lender. The borrowing base at September 30, 2025 was $45 million (redetermined as of February 10, 2025), supported by the Company’s upstream assets in Pennsylvania and subject to semi-annual redeterminations with a maturity date of June 28, 2027. Interest will be charged at the Daily Simple SOFR rate plus a margin of 3.25%. The facility is secured by the assets of the Company’s Epsilon Energy USA subsidiary (Borrower). There are currently no borrowings under the facility.

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

On October 8, 2025, the Company closed a new senior secured reserve based revolving credit facility with Frost Bank as administrative agent and Frost Bank and Texas Capital Bank as lenders (replacing the previous credit facility). The borrowing base was initially set at $45 million, supported by the Company’s upstream assets and subject to semi-annual redeterminations with a maturity date of October 8, 2029. Interest will be charged at the Daily Simple SOFR rate plus a margin of 3-4%. The facility is secured by the assets of the Company’s Epsilon Energy USA subsidiary (Borrower) and the Company was added as a co-borrower. There are currently no borrowings under the facility.

Under the terms of the facility, the Company must adhere to the following financial covenants:

●	Current ratio of 1.0 to 1.0 (current assets / current liabilities)

●	Leverage ratio of less than 2.5 to 1.0 (total debt / income adjusted for interest, taxes and noncash amounts)

Additionally, once the facility is drawn, the Company is required to hedge 50% of the anticipated production from PDP reserves for a rolling 18-month period (reduces to 25% on the last 6 months if the facility utilization is <50% of the borrowing base).

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

During the nine months ended September 30, 2025, no shares were repurchased under the new or previous program.

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

At September 30, 2025, Epsilon’s outstanding natural gas and crude oil commodity contracts consisted of the following:

		Weighted Average Price ($/Mmbtu)
	Volume		Ceiling	Floor	Basis	Fair Value of Asset
Derivative Type	(MMbtu)	Swaps	Price	Price	Differential	September 30, 2025
2025
Henry Hub Nymex Swap	183,000	$4.66	$—	$—	$—	$193,937
Henry Hub Nymex Option - Put	262,000	$—	$—	$3.47	$—	$74,393
Henry Hub Nymex Option - Call	—	$—	$5.65	$—	$—	$(9,659)
2026
Henry Hub Nymex Swap	912,000	$4.27	$—	$—	$—	$417,827
Henry Hub Nymex Option - Put	1,345,300	$—	$—	$3.80	$—	$411,163
Henry Hub Nymex Option - Call	—	$—	$4.86	$—	$—	$(338,906)
2027
Henry Hub Nymex Option - Put	579,400	$—	$—	$3.30	$—	$209,824
Henry Hub Nymex Option - Call	—	$—	$5.40	$—	$—	$(224,921)
	3,281,700					$733,658

			Fair Value
	Volume	Weighted Average	September 30,
Derivative Type	(Bbl)	Price ($/Bbl)	2025
2025
Crude Oil NYMEX WTI CMA	21,800	$67.66	$125,226
2026
Crude Oil NYMEX WTI CMA	9,000	$67.12	$30,303
	30,800		$155,529

Contractual Obligations

The Company enters into commitments for capital expenditures in advance of the expenditures being made. As of September 30, 2025, the Company has commitments of $0.2 million for capital expenditures and has undiscounted long term commitments of $15.8 million for asset retirement obligations.

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

At September 30, 2025 and 2024, the outstanding principal balance under the credit agreement was nil.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures were effective as of September 30, 2025 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the nine months ended September 30, 2025, no shares had been repurchased.

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

Epsilon Energy Ltd.
(Registrant)

Date: November 5, 2025	By:	/s/ J. Andrew Williamson
J. Andrew Williamson
Chief Financial Officer