Form 10-K
period 2025-12-31
Epsilon Energy Ltd.
filed 2026-03-27
CIK 1726126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025.

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $133.7 million. There were 30,239,980 Common Shares (no par value) outstanding as of March 26, 2026.

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

“Mcfe” One thousand cubic feet equivalent, used in reference to natural gas.  One Mcf of natural gas equivalent, converting one Bbl of oil or natural gas liquids at the ratio of one Bbl of oil or natural gas liquids to 6 Mcf of natural gas.

‘‘MMBbl’’ One million Bbl.

‘‘MMBoe’’ One million Boe.

‘‘MMBtu’’ One million British Thermal Units, used in reference to natural gas.

‘‘MMcf’’ One million cubic feet, used in reference to natural gas.

‘‘MMcf/d’’ One MMcf per day.

“MMcfe” One million Mcfe.

‘‘Net acres’’ or ‘‘net wells’’ The sum of the fractional working interests owned in gross acres or wells, as the case may be.

‘‘NGL’’ Natural gas liquid.

‘‘NYMEX’’ The New York Mercantile Exchange.

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

‘‘SOFR’’ The Secured Overnight Financing Rate that is generally published by the Federal Reserve Bank of New York.

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

At December 31, 2025, Epsilon’s total estimated net proved reserves were 86.4 Bcf of natural gas reserves, 9.3 MMBbls of oil reserves, and 2.4 MMBbls of NGL reserves. Epsilon holds leasehold rights to approximately 101,265 gross (54,044 net) acres. The Company has natural gas production in the Appalachian Basin Pennsylvania and oil, natural gas liquids and natural gas production in the Powder River Basin in Wyoming, the Permian Basin in Texas and New Mexico, and the Western Canadian Sedimentary Basin in Alberta, Canada.

On November 14, 2025, Epsilon acquired Peak Exploration & Production LLC and Peak BLM Lease LLC and their subsidiaries (together, “Peak”) for total consideration of $88.5 million consisting of 1) issuance of 5,681,489 common shares valued at $27.6 million, 2) contingent consideration of up to 2,500,000 common shares valued at $10.6 million, and the settlement of $50.3 million of debt. The contingent consideration was settled on November 19, 2025, through the issuance of 2,234,847 common shares for $10.6 million. The acquired assets primarily include operated and non-operated production and leasehold interests in the core of the Powder River Basin in Wyoming. As part of the acquisition, the Company added 17 full-time employees from Peak.

The results of operations attributable to the Peak acquisition have been included in the Company’s consolidated financial statements as of the closing date of the acquisition.

We conduct operations in the United States through our wholly owned subsidiaries Epsilon Energy USA Inc., an Ohio corporation, or Epsilon Energy USA; Epsilon Midstream, LLC, a Pennsylvania limited liability company, or Epsilon Midstream; Epsilon Operating, LLC, a Delaware limited liability company; Dewey Energy GP LLC, a Delaware limited liability company; Peak Exploration & Production LLC, a Delaware limited liability company; Peak BLM Lease LLC, a Delaware limited liability company; Peak Powder River Resources, LLC, a Wyoming limited liability company (the licensed operator in the state of Wyoming); Peak Energy Operating #2, LLC, a Colorado limited liability company; Willow Springs Development, LLC, a Colorado limited liability company; Peak Powder River Acquisition, LLC, a Delaware limited liability company; and Altolisa Holdings, LLC, a Delaware limited liability company.

Substantially all the Pennsylvania acreage (4,878 net) is dedicated to the Auburn Gas Gathering System (“Auburn GGS”) located in Susquehanna County, Pennsylvania for a 10-year term expiring in 2033 under an operating agreement whereby the Auburn GGS owners charge a fixed gathering and compression rate which is adjusted annually by the CPI-U All Urban Consumer Price Index published by the US Bureau of Labor Statistics. We own a 35% interest in the Auburn GGS which is operated by a subsidiary of Williams Partners, LP. In 2025, we paid $3.5 million (after elimination) to the Auburn GGS to gather and treat our 9.4 Bcf of natural gas production in Pennsylvania ($2.4 million after elimination was paid to the Auburn GGS to gather and treat our 5.7 Bcf in 2024), including the fees paid to our subsidiary, Epsilon Midstream.

Our principal executive office is located at 500 Dallas Street, Suite 1250, Houston, Texas 77002, and our telephone number at that address is (281) 670-0002. Our registered office in Alberta, Canada is located at 14505 Bannister Road SE, Suite 300, Calgary, AB, Canada T2X 3J3.

Operational Highlights of 2025

Appalachian Basin—Pennsylvania

●	During the year ended December 31, 2025, Epsilon’s realized natural gas price was $2.98 per Mcf,

excluding the impact of hedges, a 66% increase from $1.80 for the year ended December 31, 2024.
●	Total natural gas sales for the year ended December 31, 2025 were 9.4 Bcf, a 65% increase from the 5.7 Bcf sold for the year ended December 31, 2024, driven by new wells and curtailed wells returning to production.
●	Gathered and delivered 40.5 Bcf gross (14.2 Bcf net to Epsilon’s interest) during the year, or 111 MMcf/d through the Auburn GGS.
●	In 2025, 4 gross (0.24 net) wells were turned on line in January 2025 and 3 gross (0.04) wells were turned on line in March 2025.

Permian Basin—Texas and New Mexico

●	During the year ended December 31, 2025, Epsilon’s realized price for all Permian Basin production was $49.19 per Boe, excluding the impact of hedges, an 8% decrease from the $53.52 per Boe for the year ended December 31, 2024.
●	Total sales for the year ended December 31, 2025, including oil, natural gas, and natural gas liquids, were 212 Mboe, an 18% decrease from the 259 MBoe sold for the year ended December 31, 2024.
●	In 2025, the Company participated in the drilling and completion of 1 gross (0.25 net) wells in Texas. This well went into production in July 2025.

Anadarko Basin—Oklahoma

●	During the year ended December 31, 2025, Epsilon’s realized price for all Oklahoma production was $4.33 per Mcfe, excluding the impact of hedges, a 0.2% decrease from $4.34 realized for the year ended December 31, 2024.
●	Total sales for the year ended December 31, 2025, including oil, natural gas, and natural gas liquids, were 0.34 Bcfe, a 17% decrease from 0.41 Bcfe sold for the year ended December 31, 2024.
●	In 2025, there was no development activity in Oklahoma. The Company sold all of its assets in the Anadarko Basin in December 2025.

Powder River Basin—Wyoming

●	The Powder River Basin assets were acquired on November 14, 2025.
●	During the period ended December 31, 2025, Epsilon’s realized price for all Wyoming production was $36.91 per Boe, excluding the impact of hedges.
●	Total sales for the period ended December 31, 2025, including oil, natural gas, and natural gas liquids, were 108.5 MBoe.

Western Canadian Sedimentary Basin—Alberta, Canada

●	During the year ended December 31, 2025, Epsilon’s realized price for all Canada production was $36.07 per Boe, excluding the impact of hedges, a 22% decrease from the $46.07 per Boe realized for the year ended December 31, 2024.
●	Total sales for the year ended December 31, 2025, including oil, natural gas, and natural gas liquids, were 27.4 MBoe, a 996% increase from 2.5 MBoe sold for the year ended December 31, 2024.
●	In 2025, the Company participated in the completion of 2 gross (0.5 net) wells in Canada. The two wells turned on line in March 2025.

Properties

Wells

As of December 31, 2025, Epsilon’s 101,265 gross (54,044 net) acres are located in the United States and Canada and include 540 gross (90.69 net) wells. Of these wells, 105 gross (45 net) wells are operated.

	Gross(1)	Net(2)
Producing Wells
Gas	274	33.63
Oil	194	55.42
Total Producing Wells	468	89.05
Non-Producing Wells	72	1.64
Total Wells	540	90.69

Acreage

As of December 31, 2025, our leasehold inventory consisted of the following acreage amounts, rounded to the nearest acre:

	Gross(1)	Net(2) (3)
Developed Acres
Pennsylvania	11,398	4,878
Wyoming	10,428	6,781
Texas	3,086	771
Canada	4,138	1,273
	29,050	13,703
Undeveloped Acres
Pennsylvania	250	250
Wyoming	50,517	32,785
Texas	13,548	3,354
Canada	7,900	3,950
	72,215	40,339
Total Acres
Pennsylvania	11,648	5,129
Wyoming	60,945	39,566
Texas	16,634	4,126
Canada	12,038	5,223
Total acres	101,265	54,044
(1)“Gross” means one hundred percent of the working interest ownership in each leasehold tract of land.
(2)	“Net” means the Company’s fractional working interest share in each leasehold tract of land on which productive wells have been drilled.
(3)	“Net Undeveloped” means the Company’s fractional working interest share in each leasehold tract of land where productive wells have yet to be drilled.

Business Segments

Our operations are conducted by two operating segments for which information is provided in our consolidated financial statements for the years ended December 31, 2025 and 2024.

The two segments are as follows:

Upstream: Activities include interest in the acquisition, exploration, development and production of oil and natural gas reserves.

Gathering System: Interest in a natural gas gathering system.

For information about our segment’s revenues, profits and losses, total capital expenditures, and total assets, see Note 14 “Operating Segments” in the Notes to Consolidated Financial Statements.

Oil and Natural Gas Production and Revenues and Gathering System Revenues

A summary of our net oil and natural gas production, average oil and natural gas prices and related revenues and our gathering system revenues for the years ended December 31, 2025 and 2024, respectively, follows:

	Year ended
	December 31,
	2025	2024
Production Volumes
Pennsylvania
Natural gas (MMcf)	9,402	5,699
Total (MMcfe)	9,402	5,699
Permian Basin
Natural gas (MMcf)	161	205
Natural gas liquids (MBoe)	36	52
Oil (MBbl)	149	173
Total (MMcfe)	1,271	1,554
Oklahoma
Natural gas (MMcf)	197	237
Natural gas liquids (MBoe)	14	17
Oil (MBbl)	9	11
Total (MMcfe)	335	408
Wyoming
Natural gas (MMcf)	189	—
Natural gas liquids (MBoe)	27	—
Oil (MBbl)	50	—
Total (MMcfe)	651	—
Canada
Natural gas (MMcf)	52	—
Natural gas liquids (MBoe)	4	—
Oil (MBbl)	15	3
Total (MMcfe)	166	15
Company Total
Natural gas (MMcf)	10,001	6,142
Natural gas liquids (MBoe)	81	69
Oil (MBbl)	223	187
Total (MMcfe)	11,825	7,676

	Year ended
	December 31,
	2025	2024
Revenues
Pennsylvania
Natural gas revenue	$28,012,040	$10,247,834
Avg. Price ($/Mcf)	$2.98	$1.80
Gathering system revenue (net of elimination)	$6,683,735	$5,524,063
Total PA Revenues	$34,695,775	$15,771,897
Permian Basin
Natural gas revenue	$113,038	$32,930
Avg. Price ($/Mcf)	$0.70	$0.16
Natural gas liquids revenue	$706,010	$1,060,967
Avg. Price ($/Bbl)	$19.51	$20.48
Oil and condensate revenue	$9,614,603	$12,770,258
Avg. Price ($/Bbl)	$64.50	$73.81
Total Permian Basin Revenues	$10,433,651	$13,864,155
Oklahoma
Natural gas revenue	$640,607	$505,304
Avg. Price ($/Mcf)	$3.25	$2.13
Natural gas liquids revenue	$318,108	$420,991
Avg. Price ($/Bbl)	$22.56	$24.16
Oil and condensate revenue	$507,406	$844,265
Avg. Price ($/Bbl)	$54.11	$76.75
Total OK Revenues	$1,466,121	$1,770,560
Wyoming
Natural gas revenue	$291,933	$—
Avg. Price ($/Mcf)	$1.54	$—
Natural gas liquids revenue	$872,263	$—
Avg. Price ($/Bbl)	$32.48	$—
Oil and condensate revenue	$2,840,537	$—
Avg. Price ($/Bbl)	$56.66	$—
Total WY Revenues	$4,004,733	$—
Canada
Natural gas revenue	$63,828	$—
Avg. Price ($/Mcf)	$1.22	$—
Natural gas liquids revenue	$82,479	$—
Avg. Price ($/Bbl)	$23.01	$—
Oil and condensate revenue	$840,969	$116,163
Avg. Price ($/Bbl)	$55.84	$46.04
Total Canada Revenues	$987,276	$116,163
Total Company Revenues	$51,587,556	$31,522,775

Gathering System Operations

Epsilon Energy USA is the 100% owner of Epsilon Midstream, which owns a 35% undivided interest in the Auburn GGS, located in Susquehanna County, Pennsylvania, with partners Appalachia Midstream Services, LLC (43.875%) and Equinor Pipelines, LLC (21.125%). The Anchor Shippers, consisting of Epsilon Energy USA, Equinor USA Onshore Properties, Inc., and Expand Energy Corporation, dedicated approximately 18,000 mineral acres to the Auburn GGS on January 1, 2012 for an initial term of 15 years under an Anchor Shipper Gas Gathering Agreement for northern Pennsylvania whereby the Auburn GGS owners received a fixed percentage rate of return on the total capital invested in the construction of the system.

On May 17, 2024, Epsilon Energy USA executed a new Anchor Shipper Gas Gathering Agreement for northern Pennsylvania (the “ASGGA”) with operator Appalachia Midstream Services, LLC for a primary term of ten years and an effective date of January 1, 2024. Epsilon Energy USA simultaneously terminated the prior agreement. The new ASGGA establishes fixed gathering, compression and cross-flow rates for all shippers on each system into which Epsilon produces natural gas. These rates will be adjusted annually by the Consumer Price Index for All Urban Consumers (“CPI-U”) commencing January 2025. Notably, the gathering rates in Auburn GGS, Rome GGS & Overfield GGS will no longer be subject to a cost-of-service redetermination annually; however, acreage dedications, service priority levels, required shipper approvals and shipper voting procedures are all substantially consistent with the prior agreement.

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

The Auburn GGS consists of approximately 44 miles of gathering pipelines, a small auxiliary compression facility and a main compression facility with three dehydration units and three Caterpillar 3612 compression units. At inception, the capacity of the Auburn CF was approximately 330,000 Mcf per day at a design suction pressure of 800 psig. The design suction pressure was subsequently reduced to 550 psig in June 2020 at the request of the Anchor Shippers. This request served to minimize throughput decline during a period of low pricing in which the drilling of new wells was undesirable. The design suction pressure at the Auburn compression facility was reduced further from 550 psig to 450 psig in January 2025 and from 450 psig to 400 psig in December 2025. Operating at the lower design suction pressure has the benefit of reducing hydrate occurrences in the system which can pose an operational hazard. The current system capacity of the Auburn CF at this lower design pressure is approximately 127,000 Mcf per day. The facility capacity could be increased again, if required, by either adding compression units or increasing the design suction pressure.

The Auburn CF delivers processed natural gas into the Tennessee Gas Pipeline at the Shoemaker Dehy receipt meter. The Auburn GGS is connected with the adjacent Rome GGS, which allows for the receipt of additional natural gas to maximize utilization of the Auburn CF and Tennessee Gas Pipeline meter capacity.

During the years ended December 31, 2025 and 2024, the Auburn GGS delivered 40.5 Bcf and 36.9 Bcf respectively, of natural gas, or 111,000 Mcf per day and 101,000 Mcf per day.

Gathering system revenues derived from Epsilon’s production, which have been eliminated from total gathering system revenues (“elimination entry”), amounted to $1.9 million and $1.1 million for the years ended December 31, 2025 and 2024, respectively.

Proved Reserves

Per our reserve reports prepared by independent petroleum consultants, DeGolyer and MacNaughton and Cawley, Gillespie & Associates (Powder River Basin assets only), our estimated proved reserves as of December 31, 2025, are summarized in the table below. See Risk Factors for information relating to the uncertainties surrounding these reserve categories.

	Natural Gas	Natural Gas	Oil and Other	Total
	MMcf	Liquids MBbl	Liquids MBbl	MMcfe
Proved developed reserves	75,849	1,599	4,000	109,444
Proved undeveloped reserves	10,523	753	5,259	46,593
Total Proved Reserves at December 31, 2025	86,372	2,352	9,259	156,037

Changes in Total Proved Undeveloped Reserves
Proved undeveloped reserves at December 31, 2024	12,550	387	725	19,225
Revisions of previous estimates	(4,949)	(85)	(194)	(6,628)
Acquisitions	4,609	639	4,933	38,041
Divestitures	(1,521)	(134)	(65)	(2,715)
Transfers to proved developed	(166)	(54)	(140)	(1,330)
Proved undeveloped reserves at December 31, 2025	10,523	753	5,259	46,593

Revisions to previous estimates for total proved undeveloped reserves for 2025 include reductions of 6,340 MMcfe related to changes to the previously adopted development plan and reductions of 269 MMcfe related to technical revisions and reductions of 19 MMcfe related to commodity pricing. Acquisitions of 38,041 MMcfe relate to reserves acquired in Wyoming from the Peak acquisition. Divestitures of 2,715 MMcfe relate to the selling of all interests in Oklahoma. Transfers to Proved Developed Reserves of 1,330 MMcfe relates to the development of wells in the Permian Basin.

Our development capital spending to convert Proved Undeveloped Reserves to Proved Developed Reserves for the periods indicated is as follows:

●	In 2025 in Pennsylvania, 4 gross (0.24) wells were turned on line in January 2025 and 3 gross (0.04) wells were turned on line in March 2025.

●	In 2024 in Pennsylvania, we drilled 3 gross (0.04 net) wells and participated in the completion of 10 gross (0.82 net) wells. The three wells turned on line in October 2024.
●	In 2025 in the Permian Basin, the Company participated in the drilling and completion of 1 gross (.25 net) well. This well went into production in Texas in July 2025.
●	In 2024 in the Permian Basin, the Company participated in the drilling and completion of 2 gross (0.5 net) wells. These wells went into production in May 2024 and July 2024.
●	In 2025 in Canada, we participated in the completion of 2 gross (0.5 net) wells. The two wells turned on line in March 2025.
●	In 2024 in Canada, we participated in the drilling and completion of 2 gross (0.5 net) wells. One well was put on production in September 2024. One well was deemed non-commercial.

●	In 2025 and 2024 in Oklahoma, there was no development activity. The Company sold all of its assets in Oklahoma in December 2025.

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

The reserve information in this report is based on estimates prepared by DeGolyer and MacNaughton and Cawley, Gillespie & Associates, our independent petroleum consultants. Estimates of reserves were prepared by the use of appropriate geologic, petroleum engineering, and evaluation principles and techniques that are in accordance with the reserves definitions of Rules 4-10(a) (1)-(32) of Regulation S-X of the SEC and with practices generally recognized by the petroleum industry as presented in the publication of the Society of Petroleum Engineers entitled “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information (revised June 2019) Approved by the SPE Board on 25 June 2019” and in Monograph 3 and Monograph 4 published by the Society of Petroleum Evaluation Engineers. The method or combination of methods used in the analysis of each reservoir was tempered by experience with similar reservoirs, stage of development, quality and completeness of basic data, and production history.

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

The person responsible for preparing the DeGolyer and MacNaughton reserve report, Dilhan Ilk, is a Registered Professional Engineer (No.139334) in the State of Texas and a Senior Vice President of the firm. Dr. Ilk graduated from Texas A&M University with a Doctor in Philosophy degree in Petroleum Engineering, is a member of the Society of Petroleum Engineers, and has in excess of 15 years of experience in oil and gas reservoir studies and reserves evaluations.

Cawley Gillespie & Associates is a Texas Registered Engineering Firm (F-693), made up of independent registered professional engineers and geologists that have provided petroleum consulting services to the oil and gas industry for over 60 years. The lead evaluator that prepared the reserve report was Zane Meekins, P.E., Executive Vice President at Cawley Gillespie.

Mr. Meekins has been with Cawley Gillespie since 1989 and graduated from Texas A&M University in 1987 with a Bachelor of Science degree in Petroleum Engineering. Mr. Meekins is a State of Texas registered professional engineer (License #71055) and a member of the Society of Petroleum Evaluation Engineers and the Society of Petroleum Engineers. Mr. Meekins meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Mr. Meekins is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

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

For the year ended December 31, 2025, we sold natural gas through ARM to 34 unique customers. SWN Energy Services Company, LLC accounted for 10% or more of our total revenue. For the year ended December 31, 2024, we sold natural gas through ARM to 33 unique customers. Direct Energy Business Marketing, LLC and EQT Energy, LLC each accounted for 10% or more of our total revenue.

In Wyoming, for our operated oil and gas production, two customers accounted for 95.7% of our total revenues.

Geographic Locations of Operations

Approximately 67% and 50% of our revenue during fiscal years 2025 and 2024, respectively, was derived from natural gas production and gathering system revenues in the state of Pennsylvania. Approximately 19% and 40% of our revenue during fiscal years 2025 and 2024, respectively, was derived from oil, natural gas, and natural gas liquids revenues in the state of Texas. In November 2025, the Company completed the acquisition of oil and gas assets in the Powder River Basin, Wyoming which will materially increase the geographic diversification of our revenues going forward and could provide enhanced flexibility to respond to market conditions by allocating capital across multiple basins and commodities.

However, the Company is still subject to geographic concentration, and we may be disproportionately exposed to the effect of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, weather events or interruption of the processing or transportation of crude oil or natural gas.

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

Employees

As of December 31, 2025, we had twenty-seven full-time employees (including executive officers) in Texas, Colorado, and Wyoming. None of our employees are subject to a collective bargaining agreement or represented by a union.

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

Regulation

Environmental Regulation

Epsilon is subject to various federal, state and local laws and regulations governing the handling, management, disposal and discharge of materials into the environment or otherwise relating to the protection of human health, safety and the environment. Numerous governmental agencies, such as the U.S. Environmental Protection Agency (“EPA”), or the Bureau of Land Management (“BLM”) issue regulations to implement and enforce such laws, which often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties or that may result in injunctive relief for failure to comply. These laws and regulations may:

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

Climate Change

There is consensus in the international scientific community that increasing concentrations of greenhouse gas emissions (“GHG”) in the atmosphere will produce changes to global, as well as local, climate. Scientists project that increased concentrations of GHGs will cause more frequent, and more powerful storms, droughts, floods and other climatic events. If such effects were to occur, our development and production operations, as well as operations of our third-party providers and customers, could be adversely affected. To date, we have not developed a comprehensive plan to address potential impacts of climate change on our operations and there can be no assurance that any such impacts would not have an adverse effect on our financial condition and results of operations.

Attempts to address GHGs, as well as climate change more generally, have taken the form of local, state, national and international proposals. Broadly speaking, examples include cap-and-trade programs, carbon tax proposals, GHG reporting and tracking programs, and regulations that directly limit GHGs from certain sources.

In the United States, federal proposals are rooted in the EPA’s “endangerment finding,” that was upheld by the Supreme Court. Simply, the EPA has concluded that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment. For example, the EPA adopted regulations that require Prevention of Significant Deterioration (“PSD”) construction under Title V operating permit reviews for GHG emissions from certain large stationary sources that constitute major sources of emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards.

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

In November 2016, the BLM published a final rule to reduce methane emissions by regulating venting, flaring, and leaking from oil and natural gas operations on public lands. A federal district court vacated much of that rule in October 2020 and that decision is now subject to an appeal.

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

Hydraulic Fracturing

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and natural gas commissions. However, the EPA has asserted federal regulatory authority over certain hydraulic fracturing practices and has finalized a study of the potential environmental impacts of hydraulic fracturing activities. In 2014, the EPA issued an advanced notice of proposed rulemaking under the Toxic Substances Control Act of 1976 requesting comments related to disclosure for hydraulic fracturing chemicals. The Department of the Interior had released final regulations governing hydraulic fracturing on federal and Native American oil and natural gas leases which require lessees to file for approval of well stimulation work before commencement of operations and require well operators to disclose the trade names and purposes of additives used in the fracturing fluids. However, in December 2017, the BLM published a final rule rescinding the March 26, 2015 rule (“BLM 2015 Rule”), entitled “Natural gas and oil; Hydraulic Fracturing on Federal and Indian Lands.” The primary purposes of the BLM 2015 Rule were to ensure that wells were constructed so as to protect water supplies, to ensure environmentally responsible management of fluids displaced by fracturing, and to provide public disclosure of chemicals used in fracturing operations. The net effect of the December 2017 rule making is to return the affected sections of the Code of Federal Regulations to the language that existed before the BLM’s 2015 Rule. In addition, legislation has from time to time been introduced, but not adopted, in Congress to provide for additional federal regulation of hydraulic fracturing and to require additional disclosure of the chemicals used in the fracturing process. In addition, some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances.

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

Market for Our Common Equity and Related Stockholder Matters

Market Information. Commencing on February 19, 2019, the common shares of the Company trade on the NASDAQ Global Market with the ticker symbol ‘‘EPSN.’’ The last reported sales price of our common shares on the NASDAQ Global Market on March 23, 2026 was $6.00 per share.

Shareholders. We had approximately 2,000 shareholders of record as of March 1, 2026.

Dividends. Epsilon made aggregate quarterly distributions of $6.0 million ($0.25 per share) during the year ended December 31, 2025. The dividend is well supported and the Company intends to maintain it going forward, subject to quarterly approval by the Board.

Securities Authorized for Issuance under Equity Incentive Plans.

The following tables set out the number of common shares available to be issued upon exercise of outstanding securities and the changes to the securities outstanding for the year pursuant to our equity compensation plans and the weighted average exercise price of outstanding securities for the periods indicated:

	Number of Shares to be	Weighted Average	Number of Shares Remaining
	Issued Upon Exercise	Exercise Price of	Available for Future Issuance
	of Outstanding Options,	Outstanding Options,	Under Equity Compensation Plans
Plan Category	Warrants and Rights	Warrants and Rights	(excluding shares in column (a))
Common shares under 2020 Equity Incentive Plan	781,792	$5.15	140,637

At December 31, 2025, under the 2020 Equity Incentive Plan (the “2020 Plan”) (See Note 7, “Shareholders’ Equity” of the Notes to the Consolidated Financial Statements), we are authorized to issue 2,000,000 common shares to employees and directors of the Company. As of that date, we had 1,859,363 common shares granted under the 2020 Plan.

The following table sets out the number of time restricted common shares available to be issued upon vesting over the next three years and the changes during the year pursuant to our share compensation plans and the weighted average market price at date of issue for outstanding shares for the periods indicated:

	As of		As of
	December 31, 2025		December 31, 2024
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Grant Date	Shares	Grant Date
	Outstanding	Market Price	Outstanding	Market Price
Balance non-vested Restricted Stock at beginning of period	560,970	$5.77	491,536	$6.00
Granted	488,283	4.77	300,052	5.97
Vested	(267,461)	5.60	(230,618)	5.65
Balance non-vested Restricted Stock at end of period	781,792	$5.15	560,970	$5.77

Recent Developments

Business Combination

On November 14, 2025, Epsilon acquired Peak Exploration & Production LLC and Peak BLM Lease LLC and their subsidiaries (together, “Peak”) for total consideration of $88.5 million consisting of 1) issuance of 5,681,489 common shares valued at $27.6 million, 2) contingent consideration of up to 2,500,000 common shares valued at $10.6 million, and the settlement of $50.3 million of debt. The contingent consideration was settled on November 19, 2025, through the issuance of 2,234,847 common shares for $10.6 million. The acquired assets primarily include operated and non-operated production and leasehold interests in the core of the Powder River Basin in Wyoming. The acquired Proved Reserves include 16.8 Bcf of natural gas, 8.2 MMBbls of oil, and 2.0 MMBbls of natural gas liquids, according to the report by Cawley Gillespie & Associates as of December 31, 2025. As part of the acquisition, the Company added 17 full-time employees from Peak.

The results of operations attributable to the Peak acquisition have been included in the Company’s consolidated financial statements as of the closing date of the acquisition.

Asset Sale

On December 11, 2025, Epsilon divested Dewey Energy Holdings, LLC, a wholly owned subsidiary of the Company to an undisclosed private buyer for $2.5 million. The assets sold included approximately 964 Mcfe/d (60% natural gas) of production (Q4 2025 figure) and approximately 6,400 net deep acres and 2,200 net shallow acres of leasehold, all located in Dewey County, Oklahoma.

Credit Facility

On October 10, 2025, the Company closed a new senior secured reserve based revolving credit facility with Frost Bank as administrative agent and Frost Bank and Texas Capital Bank as lenders. This replaced the Company’s previous credit facility. As of December 31, 2025, the borrowing base was $80 million, supported by the Company’s producing reserves and is subject to semi-annual redeterminations with a maturity date of October 10, 2029. Interest will be charged at the 3-month Term SOFR rate plus a margin of 3-4% (depending on facility utilization), payable quarterly. The facility is secured by the assets of the Company’s Epsilon Energy USA subsidiary. During March 2026, the Company made a $5 million repayment on the outstanding credit facility. The current balance as of March 25, 2026 is $45.5 million.

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

Revenues, profitability, liquidity, ability to access capital and future growth prospects are highly dependent on the prices received for oil and natural gas. The prices of these commodities are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile, and this volatility may continue in the future. The volatility of the energy markets generally makes it extremely difficult to predict future oil and natural gas price movements. Also, prices for oil and prices for natural gas do not necessarily move in tandem. Declines in oil or natural gas prices would not only reduce revenue but could also reduce the amount of oil and natural gas that can be economically produced and therefore potentially lower natural gas and oil reserve quantities. If the oil and natural gas industry experiences low prices, we may, among other things, be unable to meet all our financial obligations or make planned expenditures.

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

Our long term commercial success depends on our ability to find, acquire, develop and commercially produce oil and natural gas reserves, the failure of which could result in under-use of capital and in losses.

Oil and natural gas operations involve many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our long term commercial success depends on our ability to find, acquire, develop and commercially produce oil and natural gas reserves. Without the continual addition of new reserves, any existing reserves that we may have at any particular time and the production from those reserves will decline over time as those reserves are exploited. A future increase in our reserves will depend not only on our ability to explore and develop any properties we may have from time to time, but also on our ability to select and acquire suitable producing properties or prospects. We cannot assure you that we will be able to locate and continue to locate satisfactory properties for acquisition or participation. Moreover, if we do identify such acquisitions or participations, we may determine that current markets, terms of acquisition and participation or pricing conditions make such acquisitions or participations uneconomic. We cannot assure you that we will discover or acquire further commercial quantities of oil and natural gas.

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

In accordance with applicable securities laws, the technical report on our oil and natural gas reserves prepared by DeGolyer and MacNaughton, independent petroleum consultants, as of December 31, 2025 and 2024 (“DeGolyer Reserve Report”), and the report by Cawley, Gillespie & Associates as of December 31, 2025 (“CGA Reserve Report”),  used SEC guideline prices and cost estimates in calculating net cash flows from oil and natural gas reserve quantities included within the report. Actual future net revenue will be affected by other factors such as actual commodity prices, production levels, supply and demand for oil and natural gas, curtailments or increases in consumption by oil and natural gas purchasers, changes in governmental regulation or taxation and the impact of inflation on costs. Actual production and revenues derived therefrom will vary from the estimates contained in the DeGolyer Reserve Report and CGA Reserve Report, and such variations could be material. The DeGolyer Reserve Report and the CGA Reserve Report are based in part on the assumed success of activities that we intend to undertake in future years. The oil and natural gas reserves and estimated cash flows to be derived therefrom contained in these reserve reports will be reduced to the extent that such activities do not achieve the level of success assumed in these reserve reports.

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

Risks Related to Stage of Development, Structure and Capital Resources

If there is a sustained economic downturn or recession in the United States or globally, natural gas and oil prices may fall and may become and remain depressed for a long period of time, which may adversely affect our results of operations. We may be unable to obtain additional capital required to implement our business plan, which could restrict our ability to sustain or grow our business.

Operations could also be adversely affected by general economic downturns or limitations on spending. An economic downturn and uncertainty may have a negative impact on our business. During 2025 and 2024, there was tremendous volatility in prices and available financing for oil and gas projects. There can be no assurance that we will be able to access capital markets to provide funding for future operations that would require additional capital beyond our current existing available capital on terms acceptable to us.

Substantial capital, which may not be available to us in the future, is required to replace and grow reserves.

We anticipate making capital expenditures for the acquisition, exploration, development and production of oil and natural gas reserves in the future. If our revenues or reserves decline, we may have limited ability to expend the capital necessary to undertake or complete future drilling programs. There can be no assurance that debt or equity financing or cash generated by operations will be available or sufficient to meet these requirements, or for other corporate purposes. If debt or equity financing is available, there is no assurance that it will be on terms acceptable to us. Moreover, future activities may require us to alter our capitalization significantly. Additional capital raised through the issuance of common shares or other securities convertible into common shares may result in a change of control and dilution to shareholders. Our inability to access sufficient capital for our operations could have a material adverse effect on our financial condition and results of operations.

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

The borrowing base under our credit facility may be reduced in light of commodity price declines or reserve changes, which could limit us in the future.

Lower commodity volumes and prices may reduce the amount of our borrowing base under our credit agreement, which is determined at the discretion of our lenders primarily based on the collateral value of our Proved Developed Reserves that have been mortgaged to the lenders, and is subject to semiannual redeterminations. Upon a redetermination, if borrowings in excess of the revised borrowing capacity were outstanding, we could be forced to immediately repay a portion of the debt outstanding.

The terms of our revolving credit facility may restrict our operations, particularly our ability to respond to changes or to take certain actions.

The agreement that governs our revolving credit facility contains covenants that impose operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long term best interest, including restrictions on our ability, subject to satisfaction of certain conditions, to incur additional indebtedness, sell assets, enter into transactions with affiliates, and enter into or refrain from entering into hedging contracts.

In addition, the restrictive covenants in our revolving credit facility require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may be unable to meet them.

A breach of the covenants or restrictions under the contract that governs our revolving credit facility could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the repayment of the outstanding indebtedness. In the event our lenders accelerate the repayment of our borrowings, we may not have sufficient resources to repay that indebtedness.

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

Our operations involve utilizing the latest drilling and completion techniques in order to maximize cumulative recoveries and generate high returns. If drilling results are less than anticipated or we are unable to execute our drilling program because of capital constraints, lease expirations, access to gathering systems and limited takeaway capacity or otherwise, or if crude oil and natural gas prices decline, the return on our investment in these areas may not be as attractive as anticipated. Further, less than anticipated results in developments could incur material write downs of our oil and natural gas properties and the value of undeveloped acreage could decline in the future.

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

Approximately 67% and 50% of our revenue during fiscal years 2025 and 2024, respectively, was derived from natural gas production and gathering system revenues in the state of Pennsylvania. Approximately 19% and 40% of our revenue during fiscal years 2025 and 2024, respectively, was derived from oil, natural gas, and natural gas liquids revenues in the state of Texas. In November 2025, the Company completed the acquisition of oil and gas assets in the Powder River Basin, Wyoming which could provide the Company the enhanced flexibility to respond to market conditions by allocating capital across multiple basins and commodities.

However, the Company is still subject to geographic concentration and we may be disproportionately exposed to the effect of regional supply and demand factors, delays or interruptions of production from wells in these areas caused by governmental regulation, processing or transportation capacity constraints, market limitations, weather events or interruption of the processing or transportation of crude oil or natural gas.

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

Approximately 50% of our oil and natural gas properties are operated by third-party operators.  As such, we will be dependent on such operators for the timing of activities related to such properties and will largely be unable to direct or control the activities of the operators. The objectives and strategy of those operators may not always be consistent with ours, and we have a limited ability to exercise influence over, and control the risks associated with, operations of these properties. The failure of an operator of our wells to adequately perform operations, an operator’s breach of the applicable agreements or an operator’s failure to act in ways that are in our best interests could reduce our production and revenues from our assets or could increase costs or create liability for the operator’s failure to properly maintain the well and facilities and to adhere to applicable safety and environmental standards.

Our success will depend in large measure on certain key personnel. The loss of the services of such key personnel could have a material adverse effect on us. We do not have key person insurance in effect for management. The contributions of these individuals to our immediate operations are likely to be of central importance. In addition, the competition for qualified personnel in the oil and natural gas industry is intense, and there can be no assurance that we will be able to continue to attract and retain all personnel necessary for the development and operation of our business. Certain of our directors are also directors of other companies and as such may, in certain circumstances, have a conflict of interest requiring them to abstain from certain decisions. Conflicts, if any, will be subject to the procedures and remedies of the Conflicts Committee of our board of directors.

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

Our involvement in the exploration for and development of oil and natural gas properties may result in our becoming subject to liability for pollution, blowouts, property damage, personal injury or other hazards. Although before drilling we plan to obtain insurance in accordance with industry standards to address certain of these risks, such insurance may not be available, be price prohibitive, or contain limitations on liability that may not be sufficient to cover the full extent of such liabilities. In addition, such risks may not in all circumstances be insurable, or, in certain circumstances, we may elect not to obtain insurance to deal with specific risks because of the high premiums associated with such insurance or other reasons. The payment of such uninsured liabilities would reduce the funds available to us. The occurrence of a significant event that we are not fully insured against, or the insolvency of the insurer of such event, could have a material adverse effect on our financial position and our results of operations.

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

Additionally, we may, due to circumstances beyond our control, be put in a position of over hedging. If this occurs, our revenue could be adversely affected due to the necessity of buying oil and natural gas at the current market rate in order to fulfill hedging sales obligations.

Market conditions or operation impediments may hinder our access to natural gas and oil markets or delay our production.

The marketability and price of oil and natural gas that we may produce, acquire or discover will be affected by numerous factors beyond our control. Our ability to market our oil and natural gas may depend upon our ability to acquire space on pipelines that deliver crude oil and natural gas to commercial markets. This risk is somewhat mitigated in Pennsylvania by our 35% ownership of a gathering system in northeast Pennsylvania. We may also be affected by extensive government regulation relating to price, taxes, royalties, land tenure, allowable production, and many other aspects of the oil and natural gas business.

We depend upon two significant purchasers for the sale of most of our oil and natural gas production in Wyoming. The loss of one or more of these purchasers could, among other factors, limit our access to suitable markets for the oil and natural gas we produce.

For year ended December 31, 2025, HF Sinclair Refining & Marketing LLC and WGR Operating, LP accounted for approximately 68.4% and 27.3% of our total revenues in Wyoming, respectively, excluding the impact of our commodity derivatives. No other purchaser accounted for more than 10% of our revenue during such periods. We do not have long term contracts with our purchasers but rather we sell the substantial majority of our production under arm’s length contracts with terms of 12 months or less, potentially including on a month-to-month basis, to a relatively small number of purchasers. We do not believe that the loss of a single purchaser would materially affect our business because there are numerous other potential purchasers in the area in which we sell our production. However, the loss of any one of these significant purchasers, our ability to sell our production to other purchasers on terms we consider acceptable, the inability or failure of our significant purchasers to meet their obligations to us or their insolvency or liquidation could have a short term impact on our financial condition and results of operations. We cannot assure you that any of our purchasers will continue to do business with us or that we will continue to have ready access to suitable markets for our future production.

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

In Wyoming, we conduct oil and natural gas exploration, development and production activities on federal lands, including lands administered by the BLM and in some cases, United States Forest Service. Operations on federal lands are frequently subject to permitting delays. Operations on these lands are also subject to the National Environmental Policy Act ("NEPA”) which requires federal agencies, including the BLM, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. While the Company currently has exploration, development and production activities on federal lands, our proposed exploration, development and production activities are expected to include federal mineral interests, which will require the acquisition of governmental permits or authorizations that are subject to the procedural requirements of NEPA. This process has the potential to delay, limit, or increase the cost of the development of oil and natural gas projects. Authorizations under NEPA are also subject to protest, appeal or litigation, any or all of which may delay or halt projects. Moreover, depending on the mitigation strategies recommended in Environmental Assessments or Environmental Impact Statements, they could incur added costs, which may be substantial.

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

We depend on information technology systems that we manage, and others that are managed by third-party service and equipment providers, to conduct our day-to-day operations, including critical systems, and these systems are subject to risks associated with cyber incidents or attacks, especially originating from countries such as China, Russia, Iran, and North Korea as broadly reported in the media. Our technology systems and networks, and those of our vendors, suppliers and other business partners, may become the target of cyberattacks or information security breaches. A cyber incident could negatively impact the Company in a number of ways, including but not limited to: (i) remediation costs, such as liability for stolen assets or information and repairs of system damage; (ii) increased cybersecurity protection costs, which may include the costs of making organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants; (iii) lost revenue resulting from downtime, operational disruptions, the unauthorized use of proprietary information or the failure to retain or attract customers following an attack; (iv) litigation and legal risks, including regulatory actions by state and federal governmental authorities and non-U.S. authorities and related investigation costs; (v) increased insurance premiums; (vi) reputational damage that adversely affects customer or investor confidence; (vii) the loss, theft, corruption or unauthorized release of intellectual property, proprietary information, customer and vendor data or other critical data and (viii) damage to the Company’s competitiveness, stock price, and long term stockholder value. Certain cyber incidents, such as surveillance, may remain undetected for an extended period of time. As the sophistication of cyber incidents continues to evolve, we will likely be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. Our insurance coverage for cyberattacks may not be sufficient to cover all the losses we may experience as a result of such cyberattacks.

Risks Related to Internal Controls

We are a “smaller reporting company” and as a result of the reduced disclosure requirement applicable to smaller reporting companies, our common shares may be less attractive to investors.

We are a “smaller reporting company” as defined under the Exchange Act, and we will remain a smaller reporting company until the fiscal year following the determination that our voting and non-voting common shares held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter and our annual revenue is more than $100 million. Smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information or risk factors.

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

As we grow, we may be subject to growth related risks including capacity constraints and pressure on our internal systems and controls. Our ability to manage growth effectively will require us to continue to implement and improve our operational and financial systems and to train and manage our employee base.

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

Risks Related to Gathering System

Because of the natural decline in production from existing wells, our success depends on the Anchor Shippers’ economically developing the remaining Marcellus Shale reserves in Pennsylvania.

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

Because of the large supply of gas, and limited availability of transportation out of Pennsylvania, our gas is subject to a price differential.

Differential is an energy industry term that refers to the discount or premium received for the sale of a petroleum product at a specific location relative to a nationally recognized sales hub. In Pennsylvania, natural gas is significantly discounted to Henry Hub pricing and the size of the differential can be volatile. Many factors influence the size and duration of differentials including local supply / demand imbalances, seasonal fluctuations in demand, transportation availability and cost, as well as the regulatory environment as it pertains to constructing new transportation pipelines. In northeast Pennsylvania, negative differentials have persisted for many years due to rapid increases in supply as a result of advances in well completion techniques. Despite substantial increases in local demand for natural gas coupled with pipeline expansions, optimizations, and new pipelines that have been brought into service, the natural gas differential in northeast Pennsylvania remains significant. There is no guarantee that future demand or pipeline transportation projects will eliminate this differential, and it will therefore remain a significant risk to demand for transportation service on the Auburn GGS, and therefore Epsilon’s revenues and cash flows.

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

We are subject to the risk of loss resulting from nonpayment and/or nonperformance by our customers and counterparties in the ordinary course of our business. Generally, our customers are rated investment grade, are otherwise considered creditworthy, or may be required to make prepayments or provide security to satisfy credit concerns. However, our credit procedures and policies cannot completely eliminate customer and counterparty credit risk. Our customers and counterparties include natural gas producers whose creditworthiness may be suddenly and disparately impacted by, among other factors, commodity price volatility, deteriorating energy market conditions, and public and regulatory opposition to energy producing activities. In a low commodity price environment certain of our customers could be negatively impacted, causing them significant economic stress including, in some cases, to file for bankruptcy protection or to renegotiate contracts. To the extent one or more of our key customers commences bankruptcy proceedings, our contracts with the customers may be subject to rejection under applicable provisions of the United States Bankruptcy Code, or may be renegotiated. Further, during any such bankruptcy proceeding, prior to assumption, rejection or renegotiation of such contracts, the bankruptcy court may temporarily authorize the payment of value for our services less than contractually required, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. If we fail to adequately assess the creditworthiness of existing or future customers and counterparties or otherwise do not take or are unable to take sufficient mitigating actions, including obtaining sufficient collateral, deterioration in their creditworthiness, and any resulting increase in nonpayment and/or nonperformance by them could cause us to write down or write off accounts receivable. Such write downs or write offs could negatively affect our operating results in the periods in which they occur, and, if significant, could have a material adverse effect on our business, results of operations, cash flows, and financial condition.

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

Risks Related to Our Business Combination

We may be unable to successfully integrate acquired businesses, which could adversely affect our operations and financial results. The success of the acquisition depends, in part, on our ability to realize anticipated synergies and integrate the acquired assets, personnel and systems with those of the Company. Integration efforts may be complex, time-consuming, and costly, and may include consolidating systems, aligning accounting processes, retaining key personnel, and harmonizing corporate cultures.

We may encounter difficulties in integrating information technology systems, internal controls over financial reporting, and operational processes, which could result in delays, increased expenses, or disruptions to our business. In addition, we may fail to retain key employees, customers, or suppliers of the acquired business. If we are unable to successfully integrate acquired businesses or achieve expected synergies within anticipated timeframes, our financial condition, results of operations, and cash flows could be materially adversely affected.

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

The Chief Financial Officer, Chief Operating Officer, Controller, Senior Vice Presidents and Director – Finance are all involved in communications with our IT consultants and auditors. The Chief Financial Officer notifies the Audit Committee and Chief Executive Officer of any cybersecurity threats.

ITEM 2.     PROPERTIES.

The information required by Item 2 is contained in ‘‘Item 1. Business – Properties.’’

ITEM 3.     LEGAL PROCEEDINGS.

In 2025, Peak Powder River Resources LLC (“PPRR”), a Subsidiary of Peak Exploration & Production LLC (“Peak E&P”) filed a lawsuit against a contractor regarding alleged non-performance while running casing in a well in Wyoming. The Company is seeking damages due to its inability to complete the Leavitt Fed 2-9-4MH well. PPRR is in the process of scheduling arbitration

PPRR and Peak Powder River Acquisitions (“PPRA”), a subsidiary of Peak BLM Lease LLC (Peak BLM”), has intervened as a defendant-intervenor in litigation challenging BLM’s issuance of federal oil and gas leases acquired by the Company in 2017, 2018, and 2020. Plaintiffs allege deficiencies in BLM’s environmental review under NEPA. The Company intervened to protect its leasehold interests. Management does not believe the outcome will have a material adverse effect on the Company’s financial position.

Between September 30, 2025 and October 28, 2025, we received multiple demand letters on behalf of purported Epsilon stockholders (the “Demands”). The Demands primarily alleged that the Preliminary Proxy Statement filed on September 19, 2025 or the Definitive Proxy Statement filed on October 10, 2025, as applicable, failed to disclose certain material information with respect to the acquisition of Peak Exploration and Production, LLC, and Peak BLM Lease LLC.

On October 16, 2025, we received a copy of a complaint filed against Epsilon and certain members of Epsilon’s Board of Directors in the Supreme Court of the State of New York, County of New York, on behalf of purported Epsilon stockholder Anthony Morgan (the “Morgan Complaint”). On October 17, 2025, we received a copy of a complaint filed against Epsilon and certain members of Epsilon’s Board of Directors in the Supreme Court of the State of New York, County of New York, on behalf of purported Epsilon stockholder Richard Lawrence (the “Lawrence Complaint,” and together with the Morgan Complaint, the “Complaints”).

The Complaints allege, among other things, that Epsilon and the other named defendants (the “Epsilon Defendants”) violated New York common law based on claims of negligence, negligent misrepresentation and concealment. Specifically, the Complaints allege that the Preliminary Proxy Statement or the Definitive Proxy Statement, as applicable, failed to disclose, among other things, certain details regarding the background of the Transactions.  Among other remedies, the Complaints sought an injunction against consummating the Transactions, rescission or actual and punitive damages if the Transactions are consummated, costs and attorneys’ fees. To date, we have not been served with the Complaints, and the Plaintiffs have not taken any additional steps in furtherance of prosecuting the Complaints.

While we believe that the disclosures set forth in the Preliminary Proxy Statement and the Definitive Proxy Statement comply fully with applicable law, to moot certain of the claims made in the Demands and Complaints, to avoid nuisance and potential expense and delay, we voluntarily supplemented the Definitive Proxy Statement with certain disclosures in our Supplemental Disclosures to Definitive Proxy Statement filed on October 31, 2025. Nothing in our Supplemental Disclosures was an admission of the legal necessity or materiality under applicable law of any of the disclosures set forth in the Preliminary Proxy Statement or the Definitive Proxy Statement. To the contrary, we deny all allegations in the Demands and Complaints that any additional disclosure was required.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The information required by Item 201 of Regulation S-K is contained in ‘‘Item 1. Business.’’

On February 18, 2026, the Board authorized a new share repurchase program of up to 3,014,986 common shares, representing 10% of the outstanding common shares of the Company at such time, for an aggregate purchase price of not more than US $15.0 million. The program is pursuant to a normal course issuer bid and conducted in accordance with Rule 10b-18 under the Exchange Act. The program commenced on February 19, 2026 and is set to expire February 18, 2027, unless the maximum amount of common shares is purchased before then or the Board approves earlier termination.

On February 12, 2025, the Board authorized a new share repurchase program of up to 2,200,876 common shares, representing 10% of the outstanding common shares of the Company at such time, for an aggregate purchase price of not more than US $13.0 million. The program was pursuant to a normal course issuer bid and conducted in accordance with Rule 10b-18 under the Exchange Act. The program commenced on February 12, 2025 and expired on February 11, 2026. No shares were repurchased under this program.

On November 14, 2025, after receiving shareholder approval following a special meeting, the Company closed on the acquisition of Peak Exploration and Production LLC and Peak BLM Lease LLC and their subsidiaries (together, “Peak”). As consideration, 7,916,336 common shares were issued to the shareholders of Peak after the satisfaction of the conditions of the contingent share consideration and all closing purchase price adjustments.

On December 31, 2025, our Board made grants to our management, employees, and directors entitling them to receive an aggregate of 488,283 common shares which shall not be issued to the award recipients unless certain time based vesting criteria are met, in which case the vesting will occur in three equal parts on the succeeding periods ending on December 31. Additionally, 47,417 common shares were issued as dividend equivalent rights. The awards were made under the 2020 Equity Incentive plan in accordance with Rule 701 promulgated under the Securities Act.

The Company funds the purchases of its shares out of available cash and does not incur debt to fund the share repurchase program. The shares are accounted for as treasury shares until such a time as they are retired. There were no common share purchases made by the Company during the three months ended December 31, 2025.

ITEM 6. [RESERVED.]

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding of trends and significant changes in our results of operations and the financial condition of Epsilon Energy Ltd. and its subsidiaries for the periods presented. This section should be read in conjunction with the audited consolidated financial statements as of December 31, 2025 and 2024 and for the years then ended together with accompanying notes.

Overview

Epsilon Energy Ltd. (the “Company”) is a North American onshore focused independent natural gas and oil company engaged in the acquisition, development, gathering and production of natural gas and oil reserves. Our areas of operations are the Appalachian Basin in Pennsylvania, the Powder River Basin in Wyoming, the Permian Basin in Texas and New Mexico, and the Western Canadian Sedimentary Basin in Alberta, Canada.

At December 31, 2025 our total estimated net proved reserves were 86.4 Bcf of natural gas reserves, 9.3 MMBbls of oil reserves, and 2.4 MMBbls of NGL reserves, and we held leasehold rights to approximately 101,265 gross (54,044 net) acres. We have natural gas production from our non-operated wells in Pennsylvania and natural gas, natural gas liquids, and oil production from our operated and non-operated wells in the Permian, Powder River, and Western Canadian Sedimentary Basins.

We are committed to disciplined capital allocation which could include shareholder returns in the form of dividends and/or share buybacks. We plan to maintain a strong balance sheet and liquidity position to allow us to opportunistically invest in both our existing project areas and potential new projects.

Our Pennsylvania (“PA”) assets are supported by our 35% ownership in the Auburn GGS.

We have a substantial remaining drillable location inventory within our existing leaseholds in Pennsylvania, Wyoming, and Texas.

On November 14, 2025, Epsilon acquired Peak Exploration and Production LLC and Peak BLM Lease LLC and their subsidiaries (together, "Peak") through a business combination. The acquisition added 284 gross (60 net) wells, including 105 gross (45 net) operated wells, and 60,945 gross (39,566 net) acres located in Campbell, Converse and Johnson Counties, Wyoming.

On December 11, 2025, Epsilon divested Dewey Energy Holdings, LLC, a wholly owned subsidiary of the Company to an undisclosed private buyer. The assets sold included approximately 964 Mcfe/d (60% natural gas) of production and approximately 6,400 net deep acres and 2,200 net shallow acres of leasehold, all located in Dewey County, Oklahoma.

During 2025, we realized net loss of $5.8 million as compared to net income of $1.9 million for 2024. This included a $19.3 million loss in Q4 2025 on the sale of our Anadarko Basin assets in Oklahoma, which provides potential tax benefits that may be utilized going forward.

At December 31, 2025, our total estimated net proved developed reserves were 109,444 MMcfe, a 69% increase from December 31, 2024. The increase is mainly attributable to Wyoming reserves acquired from the Peak acquisition.

At December 31, 2025, our total estimated net proved reserves were 156,037 MMcfe, a 86% increase from December 31, 2024. The increase is mainly attributable to Wyoming reserves acquired from the Peak acquisition.

Our standardized measure of discounted future net cash flows as of December 31, 2025 and 2024 was $156.1 million and $50.7 million, respectively. This measure of discounted future net cash flows does not include any estimate for future cash flows generated by our gathering system assets.

Results of Operations

The following review of operations for the periods presented below should be read in conjunction with our consolidated financial statements and the notes thereto.

Revenues

During the year ended December 31, 2025, revenues increased $20.1 million, or 64%, to $51.6 million from $31.5 million during the year ended December 31, 2024.

Revenue and volume statistics for the years ended December 31, 2025 and 2024 were as follows:

	Year ended
	December 31,
	2025	2024
Revenues
Pennsylvania
Natural gas revenue	$28,012,040	$10,247,834
Volume (MMcf)	9,402	5,699
Avg. Price ($/Mcf)	$2.98	$1.80
Gathering system revenue (net of elimination)	$6,683,735	$5,524,063
Total PA Revenues	$34,695,775	$15,771,897
Permian Basin
Natural gas revenue	$113,038	$32,930
Volume (MMcf)	161	205
Avg. Price ($/Mcf)	$0.70	$0.16
Natural gas liquids revenue	$706,010	$1,060,967
Volume (MBoe)	36.2	51.8
Avg. Price ($/Bbl)	$19.51	$20.48
Oil and condensate revenue	$9,614,603	$12,770,258
Volume (MBbl)	149.1	173.0
Avg. Price ($/Bbl)	$64.50	$73.81
Total Permian Basin Revenues	$10,433,651	$13,864,155
Oklahoma
Natural gas revenue	$640,607	$505,304
Volume (MMcf)	197	237
Avg. Price ($/Mcf)	$3.25	$2.13
Natural gas liquids revenue	$318,108	$420,991
Volume (MBoe)	14.1	17.4
Avg. Price ($/Bbl)	$22.56	$24.16
Oil and condensate revenue	$507,406	$844,265
Volume (MBbl)	9.4	11.0
Avg. Price ($/Bbl)	$54.11	$76.75
Total OK Revenues	$1,466,121	$1,770,560
Wyoming
Natural gas revenue	$291,933	$—
Volume (MMcf)	189	—
Avg. Price ($/Mcf)	$1.54	$—
Natural gas liquids revenue	$872,263	$—
Volume (MBoe)	27	—
Avg. Price ($/Bbl)	$32.48	$—
Oil and condensate revenue	$2,840,537	$—
Volume (MBbl)	50.1	—
Avg. Price ($/Bbl)	$56.66	$—
Total WY Revenues	$4,004,733	$—
Canada
Natural gas revenue	$63,828	$—
Volume (MMcf)	52	—
Avg. Price ($/Mcf)	$1.22	$—
Natural gas liquids revenue	$82,479	$—
Volume (MBoe)	3.6	—
Avg. Price ($/Bbl)	$23.01	$—
Oil and condensate revenue	$840,969	$116,163
Volume (MBbl)	15.1	2.5
Avg. Price ($/Bbl)	$55.84	$46.04
Total Canada Revenues	$987,276	$116,163
Total Revenues	$51,587,556	$31,522,775

Upstream natural gas revenue for the year ended December 31, 2025 increased by $18.3 million, or 170%, from 2024. An increase of $11.6 million was due to higher natural gas prices and an increase of $6.8 million was due to higher produced volumes as a result of previously delayed wells coming on line and the end of operator-elected well shut-ins in Pennsylvania.

Upstream natural gas liquids revenue for the year ended December 31, 2025 increased by $0.5 million, or 34% from 2024.  An increase of $0.2 million was due to higher produced volumes from new wells in the Permian and Powder River Basins and an increase of $0.3 million was due to higher natural gas liquids prices.

Upstream oil and condensate revenue for the year ended December 31, 2025 increased by $0.1 million, or 1% over 2024.  An increase of $2.7 million was due to increased production from new wells in the Permian and Powder River Basins offset by a reduction of $2.6 million due to lower oil prices.

Gathering system revenue (net of elimination) for the year ended December 31, 2025 increased by $1.2 million, or 21% over 2024. The increase was primarily due to slightly higher throughput, but more importantly, crossflow gas being displaced with Anchor Shipper gas which is charged a higher gathering fee. Revenues derived from transporting and compressing our production, which have been eliminated from gathering system revenues, amounted to $1.9 million and $1.1 million, respectively, for the years ended December 31, 2025 and 2024.

Operating Costs

The following table presents total cost and cost per unit of production (Mcfe), including ad valorem, severance, and production taxes for the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024
Lease operating costs (net of elimination)	$12,518,325	$7,264,824
Gathering system operating costs	2,362,036	2,265,190
	$14,880,361	$9,530,014

Upstream operating costs—Total $/Mcfe	$1.06	$0.95
Gathering system operating costs $/Mcf	$0.16	$0.17

Operating costs include the effects of elimination entries to remove the gathering fees paid to Epsilon’s ownership in the gathering system.

Upstream operating costs consist of lease operating expenses necessary to extract natural gas and oil, including gathering and treating the natural gas and oil to prepare it for sale. For the year ended December 31, 2025, upstream operating costs increased by $5.3 million, or 72% from the same period in 2024. The increase is primarily due to the increase in gas production in Pennsylvania and the acquired production in the Powder River Basin. The higher unit operating cost is primarily due to the higher liquids (oil and natural gas liquids) proportion of total sales (Mcfe).

Gathering system operating costs consist primarily of rental payments for the natural gas fueled compression units and overhead fees due to the system’s operator. For the year ended December 31, 2025, gathering system operating costs decreased by $0.1 million, or 4% from the same period in 2024.

Depletion, Depreciation, Amortization and Accretion (DD&A)

	Year ended December 31,
	2025	2024
Depletion, depreciation, amortization and accretion	$12,170,320	$10,185,119

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

During the year ended December 31, 2025, DD&A expense increased by $2 million, or 19%, compared to the same period in 2024. This increase was primarily a result of higher produced volumes in Pennsylvania and acquired properties in Wyoming.

Impairment

	Year ended December 31,
	2025	2024
Impairment	$3,936,669	$1,450,076

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

For the year ended December 31, 2025, the Company recorded an impairment of $3.2 million on the Canadian wells (2 gross, 0.5 net) and $0.7 million on the New Mexico wells (2 gross, 0.2 net) due to low forward oil prices on December 31, 2025 (which are required to be used in impairment testing) and an offset frac hit impacting production and reserves in New Mexico. During the year ended December 31, 2024, Epsilon recorded an impairment of $1.45 million on the Killam project (interest acquired in April 2024) in Alberta, Canada as a result of a decrease in forecasted reserves.

Loss on Sale of Assets

	Year ended December 31,
	2025	2024
Loss on sale of assets	$19,256,530	$—

For the year ended December 31, 2025, the Company sold all of its interests in Oklahoma for $2.5 million. This resulted in a loss on the sale of $19.3 million, primarily on undeveloped leasehold. The Company had no asset sales in 2024.

Transaction Costs

	Year ended December 31,
	2025	2024
Transaction Costs	$2,947,907	$—

For the year ended December 31,2025, the Company had transaction costs related to the Peak acquisition of $2.9 million for advisory and legal services incurred by the Company.

General and Administrative (“G&A”)

	Year ended December 31,
	2025	2024
General and administrative expenses
Stock based compensation expense	$1,744,917	$1,244,416
Other general and administrative expense	7,168,235	5,688,714
Total general and administrative expenses	$8,913,152	$6,933,130

G&A expenses consist of general corporate expenses such as compensation, legal, accounting and professional fees, consulting services, travel and other related corporate costs such as restricted shares of stock granted and the related non-cash compensation.

G&A expenses for the year ended December 31, 2025 increased by $2 million, or 29%, compared to the same period in 2024. An increase of $1.2 million is related to higher compensation expense, an increase of $0.5 million in stock based compensation, and an increase of $0.1 million in audit and tax fees.

Interest Income

	Year ended December 31,
	2025	2024
Interest income	$188,369	$493,277

During the year ended December 31, 2025, interest income decreased by $0.3 million, or 62%, from the same period in 2024. This decrease was primarily due to the reduction in the balance of cash equivalents associated with the maturation of all short term investments in June 2024.

Interest Expense

	Year ended December 31,
	2025	2024
Interest expense	$624,160	$46,400

Interest expense relates to the interest and commitment fees paid on the revolving line of credit.

Interest expense increased by $0.6 million, or 1245%, during the year ended December 31, 2025 from 2024. The increase is due to interest charged on the outstanding debt balance from the closing of the Peak acquisition on November 14, 2025, commitment fees on unused debt capacity, and the amortization of front-end fees related to the new credit facility entered into in October 2025.

Gain (Loss) on Derivative Contracts, net

	Year ended December 31,
	2025	2024
Gain (loss) on derivative contracts, net	$5,500,486	$(391,147)

During the year ended December 31, 2025, the Company had NYMEX Henry Hub (“HH”) Natural Gas Futures swaps, NYMEX HH options, and crude oil NYMEX WTI CMA swaps derivative contracts for the purpose of hedging a portion of its physical natural gas and oil sales revenue. During the year ended December 31, 2024, the Company had NYMEX HH Natural Gas Futures swaps, Tennessee Gas Pipeline Zone 4 basis swaps, and crude oil NYMEX HH CMA swaps derivative contracts for the same hedging purpose. The amounts recorded represent the fair value changes on our derivative instruments during the year. For the year ended December 31, 2025, the Company received net cash settlements of $1,163,662. For the year ended December 31, 2024, the Company received net cash settlements of $1,196,656.

At December 31, 2025, the Company had outstanding NYMEX HH swaps totaling 1.68 Bcf, NYMEX HH options totaling 4.51 Bcf, NYMEX WTI CMA swaps totaling 340,916 Bbls, and NYMEX WTI CMA options totaling 181,634 Bbls for the contract period of January 2026 to January 2028.

At December 31, 2024, the Company had outstanding NYMEX HH swaps totaling 2.2615 Bcf and Tennessee Z4 basis swaps totaling 2.2615 Bcf for the contract period of January 2025 to October 2025, and NYMEX WTI CMA swaps totaling 20,662 Bbls for the contract period of January 2025 to June 2025.

Income Tax (Benefit) Expense

	Year ended December 31,
	2025	2024
Income tax expense	$362,731	$1,629,093

During the year ended December 31, 2025, income tax expense decreased by $1.3 million, or 78%, from the same period in 2024. This decrease was primarily due to a decrease in taxable income as a result of loss on the asset sale, as well as increased expenses related to the Peak acquisition.

Net (Loss) Income Compared to Adjusted EBITDA

	Year ended December 31,
	2025	2024
Net (loss) income	$(5,798,863)	$1,927,800
Add Back:
Interest expense (income), net	435,791	(446,877)
Income tax (benefit) expense	362,731	1,629,093
Depreciation, depletion, amortization, and accretion	12,170,320	10,185,119
Impairment expense	3,936,669	1,450,076
Stock based compensation expense	1,744,917	1,244,416
Loss on sale of assets	19,256,530	—
Transaction costs	2,947,907
(Gain) loss on derivative contracts net of cash received or paid on settlement	(4,336,824)	1,587,803
Foreign currency translation loss	24,805	570
Adjusted EBITDA	$30,743,983	$17,578,000

We define Adjusted EBITDA as earnings before (1) net interest expense, (2) taxes, (3) depreciation, depletion, amortization and accretion expense, (4) impairments of natural gas and oil properties, (5) non-cash stock compensation expense, (6) gain or loss on sale of assets, (7) gain or loss on derivative contracts net of cash received or paid on settlement, (8) transaction costs and (9) gain or loss on foreign currency translation. Adjusted EBITDA is not a measure of financial performance as determined under U.S. GAAP and should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with U.S. GAAP or as a measure of profitability or liquidity.

Additionally, Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. We have included Adjusted EBITDA as a supplemental disclosure because its management believes that Adjusted EBITDA provides useful information regarding our ability to service debt and to fund capital expenditures. It further provides investors a helpful measure for comparing operating performance on a "normalized" or recurring basis with the performance of other companies, without giving effect to certain non-cash expenses and other items. This provides management, investors and analysts with comparative information for evaluating us in relation to other natural gas and oil companies providing corresponding non-U.S. GAAP financial measures or that have different financing and capital structures or tax rates. These non-U.S. GAAP financial measures should be considered in addition to, but not as a substitute for, measures for financial performance prepared in accordance with U.S. GAAP. The table above sets forth a reconciliation of net income to Adjusted EBITDA, which is the most directly comparable measure of financial performance calculated under U.S. GAAP and should be reviewed carefully.

Capital Resources and Liquidity

Cash Flow

The primary source of cash during the year ended December 31, 2025 was funds generated from operations and financing activities. The primary source of cash during the year ended December 31, 2024 was funds generated from operations and proceeds from short term investments. For the year ended December 31, 2025 the primary uses of cash were development of upstream properties, the distribution of dividends, and costs related to the Peak acquisition. For the year ended December 31, 2024 the primary uses of cash were the acquisition and development of upstream properties and the distribution of dividends.

At December 31, 2025, we had a working capital surplus of $7.6 million, an increase of $0.5 million from the $7.1 million surplus at December 31, 2024. The surplus increased from December 31, 2024 due to an increase in current assets. We anticipate that our current cash balance, available borrowings, and cash flows from operations to be sufficient to meet our cash requirements for at least the next twelve months.

Year ended December 31, 2025 compared to 2024

During the year ended December 31, 2025, $20.6 million was provided by our operating activities, compared to $16.8 million in 2024, a $3.8 million, or 23%, increase. The increase was primarily due to higher production and throughput volumes in Pennsylvania due to new wells turned on line as well as curtailed wells returning to production.

The Company used $61.6 million for investing activities during the year ended December 31, 2025, compared to $16.7 million in 2024, a $44.9 million, or 270%, increase. The increase was primarily due to $49.8 million paid for the Peak acquisition.

During the year ended December 31, 2025, $43.7 million was provided by financing activities compared to $7.3 million used in 2024, a $51 million, or 697% decrease. The decrease was primarily due to the $50.5 million draw on the Company’s credit facility to repay the outstanding debt of Peak related to the acquisition.

Credit Agreement

The Company closed a new senior secured reserve based revolving credit facility on October 10, 2025 with Frost Bank as administrative agent and Frost Bank and Texas Capital Bank as lenders. This replaced the Company’s previous credit facility. As of December 31, 2025, the borrowing base was $80 million, supported by the Company’s producing reserves and is subject to semi-annual redeterminations with a maturity date of October 10, 2029. Interest will be charged at the 3-month Term SOFR rate plus a margin of 3-4% (depending on facility utilization), payable quarterly. The facility is secured by the assets of the Company’s Epsilon Energy USA subsidiary. During March 2026, the Company made a $5 million repayment on the outstanding credit facility. The current balance as of March 25, 2026 is $45.5 million.

Under the terms of the facility, the Company must adhere to the following financial covenants:

●	Current ratio of 1.0 to 1.0 (current assets / current liabilities)
●	Leverage ratio of less than 2.5 to 1.0 (total debt / income adjusted for interest, taxes and non-cash amounts)

Additionally, the Company is required to hedge 50% of its forecasted Proved Developed Producing production over a rolling 18-month period. If the facility utilization drops below 50%, then the required hedging drops to 25% of Proved Developed Producing production for the last 6 months of the 18-month period.

Repurchase Transactions

On February 18, 2026, the Board authorized a new share repurchase program of up to 3,014,986 common shares, representing 10% of the current outstanding common shares of Epsilon, for an aggregate purchase price of not more than

US $15.0 million. The program is pursuant to a normal course issuer bid and will be conducted in accordance with Rule 10b-18 under the Exchange Act. The program will commence on February 19, 2026 and end on February 18, 2027, unless the maximum amount of common shares is purchased before then or the Board approves earlier termination.

On February 12, 2025, the Board authorized a new share repurchase program of up to 2,200,876 common shares, representing 10% of the outstanding common shares of the Company at such time, for an aggregate purchase price of not more than US $13.0 million. The program is pursuant to a normal course issuer bid and conducted in accordance with Rule 10b-18 under the Exchange Act. The program commenced on February 12, 2025 and expired on February 11, 2026. No shares were repurchased under this program.

On March 19, 2024, the Board of Directors authorized a new share repurchase program of up to 2,191,320 common shares, representing 10% of the outstanding common shares of Epsilon at such time, for an aggregate purchase price of not more than US $12.0 million. The program was pursuant to a normal course issuer bid and was conducted in accordance with Rule 10b-18 under the Exchange Act. The program commenced on March 27, 2024 and expired on February 12, 2025, when the Board terminated and revoked authority under the program. During the year ended December 31, 2024, we repurchased 125,000 common shares and spent $627,500 at an average price of $5.00 per share (excluding commissions) under the plan.

In 2024, the Company also repurchased 248,700 common shares and spent $1,203,708 at an average price of $4.82 per share (excluding commissions) and retired 319,574 common shares under the 2023-2024 repurchase program before the plan terminated on March 26, 2024. During the year ended December 31, 2024, the Company repurchased a total of 373,700 shares and spent $1,831,208 at an average price of $4.88 per share (excluding commissions) under the two previous repurchase programs.

Derivative Transactions

The Company has entered into hedging arrangements to reduce the impact of natural gas and oil price volatility on operations. By removing the price volatility from a significant portion of natural gas and oil production, the potential effects of changing prices on operating cash flows have been mitigated, but not eliminated. While mitigating the negative effects of falling commodity prices, these derivative contracts also limit the benefits we might otherwise receive from increases in commodity prices.

At December 31, 2025, Epsilon’s outstanding natural gas and crude oil commodity contracts consisted of the following:

		Weighted Average Price ($/Mmbtu)
	Volume		Ceiling	Floor	Fair Value of Asset
Derivative Type	(MMbtu)	Swaps	Price	Price	December 31, 2025
2026
NYMEX Henry Hub (LD) Options Call	2,360,801	$—	$5.05	$—	$(295,384)
NYMEX Henry Hub (LD) Options Put	—	$—	$—	$3.35	$709,792
NYMEX Henry Hub (LD) Swaps	1,339,777	$4.00	$—	$—	$632,140
2027
NYMEX Henry Hub (LD) Options Call	2,126,016	$—	$4.87	$—	$(631,696)
NYMEX Henry Hub (LD) Options Put	—	$—	$—	$3.29	$639,282
NYMEX Henry Hub (LD) Swaps	312,297	$3.76	$—	$—	$(32,489)
2028
NYMEX Henry Hub (LD) Options Call	27,978	$—	$4.70	$—	$(22,920)
NYMEX Henry Hub (LD) Options Put	—	$—	$—	$3.65	$8,513
NYMEX Henry Hub (LD) Swaps	27,978	$4.46	$—	$—	$(7,910)
	6,194,847				$999,328

		Weighted Average Price ($/Mmbtu)
	Volume		Ceiling	Floor	Fair Value of Asset
Derivative Type	(Bbl)	Swaps	Price	Price	December 31, 2025
2026
NYMEX WTI CMA Options Call	55,230	$—	$69.23	$—	$(63,877)
NYMEX WTI CMA Options Put	—	$—	$—	$59.37	$313,499
NYMEX WTI CMA Swaps	226,622	$63.21	$—	$—	$1,398,170
2027
NYMEX WTI CMA Options Call	118,096	$—	$67.82	$—	$(384,927)
NYMEX WTI CMA Options Put	—	$—	$—	$57.60	$839,353
NYMEX WTI CMA Swaps	105,986	$63.76	$—	$—	$679,105
2028
NYMEX WTI CMA Options Call	8,308	$—	$67.96	$—	$(33,685)
NYMEX WTI CMA Options Put	—	$—	$—	$57.57	$61,503
NYMEX WTI CMA Swaps	8,308	$62.97	$—	$—	$40,807
	522,550				$2,849,948

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2025.

	Payments Due by Period
		Less than	1 – 3	Greater than
	Total	1 Year	Years	3 Years
Derivative liabilities	$1,552,027	$410,342	$1,141,685	$—
Asset retirement obligations, undiscounted	18,765,954	—	—	18,765,954
Capital expenditure commitments	3,828,678	3,828,678	—	—
Total future commitments	$24,146,659	$4,239,020	$1,141,685	$18,765,954

We enter into commitments for capital expenditures in advance of the expenditures being made. As of December 31, 2025, our commitments for capital expenditures were $3.8 million related to the drilling of 1 gross (0.25 net) well in Texas.

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

Proved Natural Gas and Oil Reserves

Our engineers estimate proved natural gas and oil reserves in accordance with SEC regulations, which directly impact financial accounting estimates, including depreciation, depletion and amortization and impairments of proved properties and related assets. Proved reserves represent estimated quantities of crude oil and condensate, NGLs and natural gas that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made. The process of estimating future production volumes of proved natural gas and oil reserves is complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. There are uncertainties inherent in the interpretation of such data, as well as the projection of future rates of production and timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact way. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment. Accordingly, there can be no assurance that ultimately, the reserves will be produced, nor can there be assurance that the proved undeveloped reserves will be developed within the period anticipated. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions (upward or downward) to existing reserve estimates may occur from time to time. We cannot predict the types of reserve revisions that will be required in future periods. For related discussion, see the sections titled “Risk Factors” and “Supplemental Information to Consolidated Financial Statements.”

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

Business Combinations

We account for acquisitions that have been determined to be business combinations using the acquisition method of accounting. Accordingly, identifiable assets acquired and liabilities assumed are recognized at the date of acquisition at their respective estimated fair values.

We made a number of assumptions in estimating the fair value of assets acquired and liabilities assumed in these acquisitions. The most significant assumptions relate to the estimated fair values of proved and unproved oil and gas properties. The fair value of identifiable assets acquired and liabilities assumed is determined based on various valuation techniques, including market prices, discounted cash flow analysis, and independent appraisals. Significant judgments and assumptions are inherent in these valuation techniques and include, among other things, estimates of reserves, estimates of future production volumes, estimates of future commodity prices, expected development costs, lease operating costs and the discount rate that reflects the risk of the underlying cash flow estimates.

Estimated fair values assigned to assets acquired can have a significant impact on future results of operations presented in the Company's financial statements. A higher fair value assigned to a property results in higher DD&A expense, which results in lower net income. In the event that future commodity prices or reserve quantities are lower than those used as inputs to determine estimates of acquisition date fair values, the likelihood increases that certain costs may be determined to not be recoverable.

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

Gathering System Revenue Risk

The Auburn GGS gather gas produced from the Marcellus Shale with historically high levels of recoverable reserves and low cost of production. We believe that a short term low commodity price environment will not significantly impact the reserves produced and thus the revenue of our gas gathering system.

Derivative Contracts

The Company’s financial results and condition depend on the prices received for natural gas and oil production. Natural gas and oil prices have fluctuated widely and are determined by economic and political factors. Supply and demand factors, including weather, general economic conditions, the ability to transport the gas to other regions, as well as conditions in other natural gas and oil regions, impact prices. Epsilon has established a hedging strategy and may manage the risk associated with changes in commodity prices by entering into various derivative financial instrument agreements and physical contracts. Although these commodity price risk management activities could expose the Company to losses or gains, entering into these contracts helps to stabilize cash flows and support the Company’s capital spending program.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated balance sheets as of December 31, 2025 and 2024, and the consolidated statements of operations and comprehensive income, changes in shareholders’ equity and cash flows for years ended December 31, 2025 and 2024 included in this annual report have been prepared in accordance with U.S. GAAP.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Epsilon Energy Ltd.

Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Epsilon Energy Ltd. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimation of Future Production Volumes Used to Estimate Proved Oil and Natural Gas Reserves and the Associated Effect on Depreciation, Depletion and Amortization (“DD&A”) Expense Related to Proved Oil and Natural Gas Properties

As described in Note 3 to the consolidated financial statements, the Company uses the successful efforts method of accounting for its oil and natural gas producing activities which involves management making significant estimates, including estimating the future production volumes of proved oil and natural gas reserves. As disclosed in Note 5, the Company’s oil and natural gas properties, net balance as of December 31, 2025 was $181 million, which includes proved oil and natural gas properties of $233.3 million and accumulated depletion, amortization and impairment of $131.6 million. Depletion, depreciation, amortization, and accretion expense was $12.2 million for the year ended December 31, 2025.

We have identified the estimation of future production volumes used to estimate proved oil and natural gas reserves and the associated effect on DD&A expense related to proved oil and natural gas properties as a critical audit matter. Estimating future production volumes involves a high degree of subjectivity from management and their independent petroleum engineers. Changes in this estimate could have a significant effect on the measurement of DD&A expense. Auditing the estimation of future production volumes required subjective and complex auditor judgment.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the professional qualifications and objectivity of the independent petroleum engineers, including their relationship to the Company.
●	Assessing the reasonableness of the future production volumes by comparing estimates of future production volumes against historical results of production volumes on a summary basis for all wells.
●	Performing a retrospective review over management estimates of future production volumes made in prior periods as compared to actual results.

Estimation of Future Production Volumes Used to Estimate Fair Value of the Acquired Proved Oil and Gas Properties in the Peak Acquisition

As described in Note 4 to the consolidated financial statements, on November 14, 2025, the Company completed an acquisition of Peak E&P, LLC and Peak BLM, LLC (“Peak Acquisition”) for a total consideration of $88.5 million. In connection with the Peak Acquisition, the Company recognized proved oil and gas properties of $47.9 million. To determine the acquisition date fair value of the oil and gas properties, management used internal engineers to make significant estimates, including estimating the future production volumes of the acquired oil and gas reserves.

We have identified the estimation of future production volumes used to estimate the fair value of the acquired proved oil and gas properties in the Peak Acquisition as a critical audit matter. Estimating future production volumes involves a high degree of subjectivity from management and their internal petroleum engineers. Changes in this estimate could have a significant effect on the fair value of the acquired oil and natural gas properties. Auditing the estimation of future production volumes requires subjective and complex auditor judgement.

The primary procedures we performed to address this critical audit matter included:

●	Assessing the reasonableness of the future production volumes by comparing estimates of future production volumes against historical results of production volumes on a summary basis for all wells and on a detailed basis for certain wells.
●	Performing a retrospective review over management estimates of future production volumes made in the acquisition date fair value forecast as compared to actual results.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2017.

Houston, Texas

March 27, 2026

EPSILON ENERGY LTD.

Consolidated Balance Sheets

	December 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$8,959,954	$6,519,793
Accounts receivable	16,132,501	5,843,722
Fair value of derivatives	2,694,340	—
Prepaid income taxes	2,949,311	975,963
Other current assets	1,847,672	792,041
Total current assets	32,583,778	14,131,519
Non-current assets
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	233,334,212	191,879,210
Unproved properties	79,307,169	28,364,186
Accumulated depletion, depreciation, amortization and impairment	(131,636,141)	(123,281,395)
Total oil and gas properties, net	181,005,240	96,962,001
Gathering system	43,540,389	43,116,371
Accumulated depletion, depreciation, amortization and impairment	(37,472,139)	(36,449,511)
Total gathering system, net	6,068,250	6,666,860
Land	1,231,965	637,764
Buildings and other property and equipment, net	4,132,732	259,335
Total property and equipment, net	192,438,187	104,525,960
Other assets:
Operating lease right-of-use assets, long term	488,949	344,589
Restricted cash	553,000	470,000
Fair value of derivatives, long term	1,154,936	—
Deferred financing costs	774,347	—
Prepaid drilling costs	246,220	982,717
Total non-current assets	195,655,639	106,323,266
Total assets	$228,239,417	$120,454,785

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable trade	$11,148,050	$2,334,732
Gathering fees payable	1,076,143	997,016
Royalties payable	8,702,526	1,400,976
Accrued capital expenditures	24,888	572,079
Accrued compensation	1,056,304	695,018
Other accrued liabilities	2,682,090	371,503
Fair value of derivatives	—	487,548
Operating lease liabilities	271,494	121,135
Total current liabilities	24,961,495	6,980,007
Non-current liabilities
Credit facility payable	50,500,000	—
Ad valorem taxes, long term	7,411,971	—
Asset retirement obligations	7,437,960	3,652,296
Deferred income taxes	12,855,585	12,738,577
Operating lease liabilities, long term	340,052	355,776
Total non-current liabilities	78,545,568	16,746,649
Total liabilities	103,507,063	23,726,656
Commitments and contingencies (Note 11)
Shareholders' equity
Preferred shares, no par value, unlimited shares authorized, none issued or outstanding	—	—
Common shares, no par value, unlimited shares authorized and 30,239,980 shares issued and outstanding at December 31, 2025 and 22,008,766 issued and outstanding at December 31, 2024	154,274,125	116,081,031
Additional paid-in capital	13,863,824	12,118,907
Accumulated deficit	(53,302,162)	(41,505,076)
Accumulated other comprehensive income	9,896,567	10,033,267
Total shareholders' equity	124,732,354	96,728,129
Total liabilities and shareholders' equity	$228,239,417	$120,454,785

The accompanying notes are an integral part of these consolidated financial statements

EPSILON ENERGY LTD.

Consolidated Statements of Operations and Comprehensive Income

	Year ended December 31,
	2025	2024
Revenues from contracts with customers:
Gas, oil, NGL, and condensate revenue	$44,903,821	$25,998,712
Gas gathering and compression revenue	6,683,735	5,524,063
Total revenue	51,587,556	31,522,775

Operating costs and expenses:
Lease operating expenses	12,518,325	7,264,824
Gathering system operating expenses	2,362,036	2,265,190
Depletion, depreciation, amortization, and accretion	12,170,320	10,185,119
Impairment expense	3,936,669	1,450,076
Loss on sale of oil and gas properties	19,256,530	—
Transaction costs	2,947,907	—
General and administrative expenses:
Stock based compensation expense	1,744,917	1,244,416
Other general and administrative expenses	7,168,235	5,688,714
Total operating costs and expenses	62,104,939	28,098,339
Operating (loss) income	(10,517,383)	3,424,436

Other income (expense):
Interest income	188,369	493,277
Interest expense	(624,160)	(46,400)
Gain (loss) on derivative contracts, net	5,500,486	(391,147)
Other income, net	16,556	76,727
Other income, net	5,081,251	132,457

Net (loss) income before income tax expense	(5,436,132)	3,556,893
Income tax (benefit) expense	362,731	1,629,093
NET (LOSS) INCOME	$(5,798,863)	$1,927,800
Currency translation adjustments	(136,700)	262,588
Unrealized loss on securities	—	(1,598)
NET COMPREHENSIVE (LOSS) INCOME	$(5,935,563)	$2,188,790

Net (loss) income per share, basic	$(0.25)	$0.09
Net (loss) income per share, diluted	$(0.25)	$0.09
Weighted average number of shares outstanding, basic	23,020,672	21,930,277
Weighted average number of shares outstanding, diluted	23,020,672	21,930,277

The accompanying notes are an integral part of these consolidated financial statements

EPSILON ENERGY LTD.

Consolidated Statements of Changes in Shareholders’ Equity

						Accumulated
						Other		Total
	Common Shares Issued		Treasury Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	paid-in Capital	Income	Deficit	Equity
Balance at December 31, 2023	22,222,722	$118,272,565	(70,874)	$(360,326)	$10,874,491	$9,772,277	$(37,946,042)	$100,612,965
Net income	—	—	—	—	—	—	1,927,800	1,927,800
Dividends	—	—	—	—	—	—	(5,486,834)	(5,486,834)
Stock-based compensation expense	—	—	—	—	1,244,416	—	—	1,244,416
Buyback of common shares	—	—	(373,700)	(1,831,208)	—	—	—	(1,831,208)
Retirement of treasury shares	(444,574)	(2,191,534)	444,574	2,191,534	—	—	—	—
Vesting of shares of restricted stock	230,618	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	260,990	—	260,990
Balance at December 31, 2024	22,008,766	$116,081,031	—	$—	$12,118,907	$10,033,267	$(41,505,076)	$96,728,129
Net loss	—	—	—	—	—	—	(5,798,863)	(5,798,863)
Dividends	—	—	—	—	—	—	(5,998,223)	(5,998,223)
Dividend equivalent rights	47,417	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,744,917	—	—	1,744,917
Shares issued in business combination	7,916,336	38,193,094	—	—	—	—	—	38,193,094
Vesting of shares of restricted stock	267,461	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(136,700)	—	(136,700)
Balance at December 31, 2025	30,239,980	$154,274,125	—	$—	$13,863,824	$9,896,567	$(53,302,162)	$124,732,354

The accompanying notes are an integral part of these consolidated financial statements

EPSILON ENERGY LTD.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2025	2024
Cash flows from operating activities:
Net income	$(5,798,863)	$1,927,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	12,170,320	10,185,119
Impairment expense	3,936,669	1,450,076
Accretion of discount on available for sale securities	—	(297,637)
Amortization on deferred financing costs	44,510	—
Loss on sale of oil and gas properties	19,256,530	—
(Gain) loss on derivative contracts	(5,500,486)	391,147
Settlement received on derivative contracts	1,163,662	1,196,656
Settlement of asset retirement obligation	(1,600)	(88,992)
Stock-based compensation expense	1,744,917	1,244,416
Deferred income tax (benefit) expense	117,008	1,184,634
Changes in assets and liabilities, net of assets and liabilities acquired in business combination:
Accounts receivable	(1,588,383)	171,726
Prepaid income taxes	(1,973,348)	(23,662)
Other assets and liabilities	(10,365)	(17,828)
Accounts payable, royalties payable, gathering fees payable, and other accrued liabilities	(2,940,888)	(493,176)
Net cash provided by operating activities	20,619,683	16,830,279
Cash flows from investing activities:
Additions to unproved oil and gas properties	(6,999,905)	(4,507,280)
Additions to proved oil and gas properties	(7,929,773)	(31,695,651)
Additions to gathering system properties	(465,203)	(341,452)
Additions to land, buildings and property and equipment	270,488	(16,513)
Purchases of short term investments - available for sale	—	(4,045,785)
Proceeds from short term investments - held to maturity	—	6,743,178
Proceeds from short term investments - available for sale	—	16,373,752
Net asset acquired in business combination	(49,754,846)	—
Proceeds from sale of oil and gas properties	2,500,000	—
Prepaid drilling costs	736,497	831,091
Net cash used in investing activities	(61,642,742)	(16,658,660)
Cash flows from financing activities:
Buyback of common shares	—	(1,831,208)
Borrowings on credit facility	50,500,000	—
Dividends paid	(5,998,223)	(5,486,834)
Deferred financing costs	(818,857)	—
Net cash provided by (used in) financing activities	43,682,920	(7,318,042)
Effect of currency rates on cash, cash equivalents, and restricted cash	(136,700)	262,588
Increase (decrease) in cash, cash equivalents, and restricted cash	2,523,161	(6,883,835)
Cash, cash equivalents, and restricted cash, beginning of period	6,989,793	13,873,628
Cash, cash equivalents, and restricted cash, end of period	$9,512,954	$6,989,793

Supplemental cash flow disclosures:
Income tax paid - federal	$1,417,860	$414,250
Income tax paid - state (PA)	$755,138	$—
Income tax paid - state (other)	$3,986	$(2,071)
Interest paid	$9,935	$16,832

Non-cash investing activities:
Change in proved properties accrued in accounts payable	$(937,079)	$(862,744)
Change in gathering system accrued in accounts payable	$(41,186)	$36,645
Asset retirement obligation asset additions and adjustments	$25,195	$54,902

The accompanying notes are an integral part of these consolidated financial statements

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

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

2. Basis of Preparation

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Epsilon Energy USA, Inc. and its wholly owned subsidiaries, Epsilon Midstream, LLC, Epsilon Operating, LLC, Dewey Energy GP, LLC, Peak Exploration & Production LLC, Peak BLM Lease LLC, Peak Powder River Resources, LLC, Peak Energy Operating #2, LLC, Willow Springs Development, LLC, Peak Powder River Acquisition, LLC and Altolisa Holdings, LLC. With regard to the gathering system, in which Epsilon owns an undivided interest in the asset, proportionate consolidation accounting is used. All inter-company transactions have been eliminated.

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

3. Summary of Significant Accounting Policies

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents includes cash on hand and short term, highly liquid investments with original maturities of three months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value.

Restricted cash consists of amounts deposited to back bonds or letters of credit. The Company presents restricted cash with cash and cash equivalents in the Consolidated Statements of Cash Flows.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts in the Consolidated Statements of Cash Flows as of December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
Cash and cash equivalents	$8,959,954	$6,519,793
Restricted cash included in other assets	553,000	470,000
Cash, cash equivalents, and restricted cash in the statement of cash flows	$9,512,954	$6,989,793

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2025 and 2024

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

When circumstances indicate that proved (developed and undeveloped) oil and natural gas properties may be impaired, Epsilon compares expected undiscounted future cash flows at a depreciation, depletion and amortization group level to the carrying value of the asset. If the expected undiscounted future cash flows, based on Epsilon’s estimate of future crude oil and natural gas prices, operating costs, anticipated production from proved reserves and other relevant data, are lower than the carrying value of the asset, the capitalized cost is reduced to fair value. Fair value is generally calculated using the Income Approach which considers estimated discounted future cash flows. Unproved oil and gas property costs are evaluated for impairment and reduced to fair value when there is an indication that the carrying costs may not be recoverable.

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

Revenue Recognition

Revenues are comprised primarily of sales of natural gas, crude oil and NGLs, along with the revenue generated from the Company’s ownership interest in the gas gathering system in the Auburn field in Pennsylvania.

Revenue recognition is evaluated through the following five steps: (i) identification of the contract, or contracts, with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2025 and 2024

price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as a performance obligation is satisfied.

Accounting Policies

Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied. The Company recognizes upstream revenue at the point in time when control has been transferred to the customer, generally at the time natural gas reaches an agreed-upon delivery point and collectability is reasonably assured. Upstream revenue is based upon a fixed price, based on market pricing, and is measured as the amount of consideration the Company expects to receive in exchange for the transferring of the natural gas and oil. The services provided by the gas gathering system take place continuously and as a practical expedient, the revenues are recognized monthly for the volumes that are processed and transported for the upstream producers during that period of time. Revenue for the services performed are based on the rates outlined in the Anchor Shipper Gas Gathering Agreement for Northern Pennsylvania (the “ASGGA”) effective January 1, 2024 that governs all volumes gathered and processed by the system. The gathering rate is fixed, but is adjusted annually by the Consumer Price Index for All Urban Consumers (“CPI-U”) as published by US Bureau of Labor Statistics. Typically, the Company sells its natural gas directly to customers, under agreements with payment terms less than 30 days after delivery and 60 days on the revenue generated by the gas gathering system. For operated assets in Wyoming, payment is received within 30 days after the end of a month for oil and 60 days after the end of the month for natural gas and NGLs.

Natural Gas Revenues

The Company’s natural gas purchase contracts are generally structured such that Epsilon commits and dedicates for sale its proportionate share of natural gas production per day to a purchaser. Natural gas is sold at market prices. Control transfers at the delivery point specified in the contract, which typically is stated as the inlet of the third-party sales transportation pipeline. The Company recognizes revenue proportionate to its entitled share of volumes sold. Currently, the vast majority of Epsilon’s natural gas production comes from the Appalachian Basin in Pennsylvania.

Epsilon uses a third-party service for its natural gas marketing. In this capacity, the third-party is responsible for carrying out marketing activities such as submission of nominations, receipt of payments, submission of invoices and negotiation of contracts. Commissions payable to the third-party broker for these services are treated as lease operating expenses in the financial statements.

For the Company’s operated assets in Wyoming, revenues from the sale of natural gas and NGLs are recognized, as the product is delivered to the customers’ custody transfer points and collectability is reasonably assured. The Company fulfills the performance obligations under the customer contracts through daily delivery of natural gas and NGLs to the customers’ custody transfer points. Revenues are recorded on a monthly basis using the prices received under the Company’s contracts. These contracts are generally derived from stated market prices which are adjusted to reflect deductions, including transportation, fractionation and processing. As a result, the revenues from the sale of natural gas and NGLs are subject to change with the increase or decrease in market prices. As a result, the sale of natural gas and NGLs, as presented on the consolidated statements of operations, represent the Company’s share of revenues, net of gathering and processing costs, net of royalties and excluding revenue interests owned by others. When selling natural gas and NGLs on behalf of royalty owners or working interest owners, the Company acts as an agent and therefore reports the revenue on a net share basis. To the extent actual volumes and prices of natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volumes and prices for those properties are estimated and recorded. Historically, differences between revenue estimates and actual revenue received have not been significant.

The majority of product sale commitments of the Company are short term in nature with a contractual term of one year or less. For these contracts, the Company applies the practical expedient in Accounting Standards Codification (“ASC”) 606-10-50-14, which exempts entities from disclosing the transaction price allocated to remaining performance obligations, if any, if the performance obligation is part of a contract that has an original expected duration of one year or less.

For contracts with terms greater than one-year, the Company does not disclose the value of unsatisfied performance obligations under its contracts with customers as it applies the practical expedient in ASC 606-10-50-14A,

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2025 and 2024

which applies to variable consideration that is recognized as control of the product is transferred to the customer. Since each unit of product represents a separate performance obligation, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

Gas Gathering System Revenue

The Company has a 35% ownership interest in the Auburn GGS. This system aggregates the natural gas from the various pads in the field and transports the natural gas to the inlet of the Auburn CF where it is dehydrated, compressed and injected into the Tennessee Gas Pipeline. The gathering and compression services operate under fee-based contracts. The producers in the area served by the gathering system pay fees to the system owners based on the services provided to them in getting their share of the gas production to the third-party sales transmission point. Revenue is recognized over time as the services are provided.

Oil and Natural Gas Liquids Revenue

The source of the Company’s oil and natural gas liquids revenue is its ownership in wells in Wyoming, the Permian Basin, and Alberta, Canada.  With the exception of Wyoming, the Company does not operate the wells and has elected not to receive its proportionate share of the production.  As such, under the Joint Operating Agreement, the operators have control of the marketing of this production at current market prices and remits our net revenue interest less taxes and fees on a monthly basis. The Company recognizes revenue with a monthly accrual of its proportionate share of volumes produced at an estimated market price.

For the Company’s operated assets in Wyoming, revenue from the sale of oil and natural gas liquids are recognized, as the product is delivered to the customers’ custody transfer points and collectability is reasonably assured. The Company fulfills the performance obligations under the customer contracts through daily delivery of oil and natural gas liquids to the customers’ custody transfer points. Revenues are recorded on a monthly basis using the prices received under the Company’s contracts. These contracts are generally derived from stated market prices which are adjusted to reflect deductions, including transportation, fractionation and processing. As a result, the revenues from the sale of oil and natural gas liquids are subject to change with the increase or decrease in market prices. As a result, the sales of oil and natural gas liquids, as presented on the consolidated statements of operations, represent the Company’s share of revenues, net of gathering and processing costs, net of royalties and excluding revenue interests owned by others. When selling oil and natural gas liquids on behalf of royalty owners or working interest owners, the Company acts as an agent and therefore reports the revenue on a net share basis. To the extent actual volumes and prices of oil and natural gas liquids sales are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volumes and prices for those properties are estimated and recorded. Historically, differences between revenue estimates and actual revenue received have not been significant.

The majority of product sale commitments of the Company are short term in nature with a contractual term of one year or less. For these contracts, the Company applies the practical expedient in Accounting Standards Codification (“ASC”) 606-10-50-14, which exempts entities from disclosing the transaction price allocated to remaining performance obligations, if any, if the performance obligation is part of a contract that has an original expected duration of one year or less.

For contracts with terms greater than one-year, the Company does not disclose the value of unsatisfied performance obligations under its contracts with customers as it applies the practical expedient in ASC 606-10-50-14A, which applies to variable consideration that is recognized as control of the product is transferred to the customer. Since each unit of product represents a separate performance obligation, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

Accounts Receivable

Oil, natural gas liquid and natural gas receivables consist of amounts due from purchasers or operators for commodity sales from our revenue interest in the leases in Pennsylvania, Wyoming, the Permian Basin, and Alberta, Canada. Payments from purchasers are typically due by the last day of the month following the month of delivery. Gathering fee revenue consists of fees due from the operator of the Auburn GGS, as an agent for the Company fulfilling the operations of the gathering system. Payments from the operator are typically due 60 days from the last day of the month

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2025 and 2024

of transmission. The Company’s operations do not result in any contract assets or liabilities on the accompanying consolidated balance sheets.

For its operated assets in Wyoming, the Company accrues for oil, natural gas and natural gas liquids sales based on actual production dates. These are due within 45 days of production for oil and 60 days for natural gas and other liquids. To the extent the Company has joint interest owners in properties, joint interest billings represent monthly billings to working interest owners in the properties the Company operates. Joint interest billings are due within 30 days, with a right of offset against revenues due to working interest owners in the respective properties. The Company monitors the creditworthiness of its counterparties by reviewing credit ratings, financial statements, and payment history.

Buildings and Other Property and Equipment

Buildings are depreciated on a straight-line basis over the estimated useful life of the property, 30 years. The Company’s office building in Durango is stated at cost and depreciated over the estimated useful life of 25 years using straight-line method.

Other property and equipment consists of computer hardware and software, and furniture and fixtures. Other property and equipment is generally depreciated on a straight-line basis over the estimated useful lives of the property and equipment, which range from 3 years to 7 years.

Financial Instruments and Fair Value

Epsilon’s financial instruments consist of cash and cash equivalents, restricted cash, commodity derivative contracts, accounts receivable, accounts payable, and long term debt.

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

Cash, restricted cash, accounts receivable, and accounts payable are carried at cost, which approximates fair value because of the short term maturity of these instruments. Cash equivalents are carried at fair value. The Company’s revolving line of credit has a recorded value that approximates its fair value since its variable interest rate is tied to current market rates and the applicable margins represent market rates. The revolving line of credit is classified within Level 2 of the fair value hierarchy.

Commodity derivative instruments consist of NYMEX HH and NYMEX WTI CMA swaps and options as well as basis swap contracts for natural gas. The Company’s derivative contracts are valued based on a marked to market approach. These assumptions are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace, and are therefore designated as Level 2 within the valuation hierarchy. The Company utilizes its counterparties’ valuations to assess the reasonableness of its own valuations.

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2025 and 2024

Derivative Instruments

The Company enters into derivative contracts to hedge price risk associated with a portion of natural gas and oil production. While it is never management’s intention to hold or issue derivative instruments for speculative trading purposes, conditions sometimes arise where actual production is less than estimated, which has, and could, result in over-hedged volumes. Natural gas production is primarily sold under market sensitive contracts which are typically priced at a differential to the NYMEX or the published natural gas index prices for the producing area due to the natural gas quality and the proximity to major consuming markets. Our derivative transactions have included the following:

●	Fixed-price swaps—where a fixed price is received for production and a variable market price is paid to the contract counterparty.
●	Basis swap contracts—which guarantee a specified price differential between the price at Henry Hub and our physical pricing points. If the settled price differential is greater than the swapped basis, then we receive a payment from the counterparty in the amount of the difference between the two. If the settled price differential is less than the swapped basis, then we make a payment to the counterparty for the difference between the two.
●	Two-way costless collar contracts—which guarantee a specified price range for NYMEX by using the proceeds of selling a call option at a specified strike price (the “Ceiling”) to finance the purchase of a put option at a specified strike price (the “Floor”).

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

At December 31, 2025 and 2024, cash and cash equivalents were primarily concentrated in one financial institution the U.S. We currently have $8.5 million in excess of the federally insured limits. The Company periodically assesses the financial condition of these institutions and believes that any possible credit risk is minimal.

For the year ended December 31, 2025, the Company had five customers that accounted for more than 90% of the total trade accounts receivable. For the year ended December 31, 2024, the Company had three customers that accounted for 89.1% of the total trade accounts receivable.

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2025 and 2024

Geographic Locations of Operations

Approximately 67% and 50% of our revenue during fiscal years 2025 and 2024, respectively, was derived from natural gas production and gathering system revenues in the state of Pennsylvania. Approximately 19% and 40% of our revenue during fiscal year 2025 and 2024, respectively, was derived from oil, natural gas, and natural gas liquids revenues in the state of Texas.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the periods in which those temporary differences are expected to reverse. Significant judgment is required in evaluating the realizability of deferred tax assets, including the need for and amount of any valuation allowance. (see Note 10).

Foreign Currency Transactions

Even though the Canadian dollar is the functional currency of Epsilon Energy Ltd. (the parent entity), the United States dollar is the reporting currency for all of Epsilon’s consolidated subsidiaries. Any gains or losses on transactions or monetary assets or liabilities in currencies other than the functional currency are included in net income in the current period. Gains and losses on translation of balances denominated in Canadian dollars, calculated using the end of the period exchange rate, are included in accumulated other comprehensive income.

Stock Based Compensation

The Company has issued time-based restricted stock units (“RSU”), performance share units (“PSU”), and dividend equivalent rights shares (“DER”) to employees and directors of the Company. The fair value of the time-based RSU and the DER shares is determined using the fair value of the Company’s common shares on the date of grant. The fair value of the PSUs is determined by the performance requirements. The RSU and PSU awards vest ratably over a three-year period. The DER awards vest immediately. Compensation expense and a corresponding increase to additional paid in capital are recorded over the vesting period.

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

For the years ended December 31, 2025 and 2024

Joint Interests

The majority of the Company’s oil and natural gas exploration, development and production activities, and the gathering system, are conducted jointly with others and, accordingly, these financial statements reflect only the Company’s proportionate interest in such jointly controlled assets.

Deferred Financing Costs

The Company has deferred financing costs - upfront fees and expenses that include origination, underwriting, legal and other fees – that were incurred to secure our revolving credit facility. The fees are amortized using the straight-line method, which approximates the effective interest method, over the life of the credit facility and are recognized in our consolidated statements of operations as interest expense. The unamortized deferred financing costs related to the credit facility are reported in the consolidated balance sheets as Deferred financing costs in non-current assets.

Business Combinations

The Company accounts for business combinations in accordance with FASB ASC Topic 805, Business Combinations. The Company accounts for our acquisitions that qualify as a business using the acquisition method in which the Company recognizes and measures identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquired entity at their fair values as of the acquisition date. If the set of assets and activities acquired is not considered a business, it is accounted for as an asset acquisition using a cost accumulation model. In the cost accumulation model, the cost of the acquisition, including certain transaction costs, is allocated to the assets acquired on the basis of relative fair values.

The Company includes the results of operations of acquired businesses beginning on the respective acquisition dates. In accordance with the acquisition method, the Company allocates the purchase price of an acquired business to its identifiable assets and liabilities based on the estimated fair values. The fair values of identifiable assets acquired and liabilities assumed are determined based on various valuation techniques, including market prices, discounted cash flow analysis, and independent appraisals. This fair value measurement is based on unobservable (Level 3) inputs. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. The excess value of the net identifiable assets and liabilities acquired over the purchase price of an acquired business, if any, is recorded as a bargain purchase gain. Transaction costs related to the business combination are expensed as incurred.

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to disclose disaggregated information about a reporting entity’s effective tax rate reconciliation, using both percentages and reporting currency amounts for specific standardized categories, as well as disclosure of income taxes paid disaggregated by jurisdiction. Effective January 1, 2025, the Company adopted ASU 2023‑09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments enhance income tax disclosures, primarily related to the effective tax rate reconciliation and income taxes paid.  The Company adopted the amendments on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements, as the amendments relate primarily to expanded disclosures and do not change the recognition or measurement of income taxes. Because the amendments were adopted prospectively, the enhanced disclosures required by ASU 2023‑09 are provided for the year ended December 31, 2025. Prior‑year disclosures continue to be presented in accordance with the Company’s previously applied accounting guidance. See Note 9 “Income Taxes” in the Notes to Consolidated Financial Statements.

In March 2024, the FASB issued ASU No. 2024-01, Compensation – Stock Compensation (Topic 718): Scope Applications of Profits Interest and Similar Awards (“ASU 2024-01”). The amendments in ASU 2024-01 improves its overall clarity and operability without changing the guidance and adding illustrative examples to determine whether profits interest award should be accounted for in accordance with Topic 718. The guidance is effective for fiscal years beginning after December 15, 2024, and interim periods within those annual periods. The Company has adopted ASU No. 2024-01 as of December 31, 2025 with no material impact.

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2025 and 2024

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

4. Business Combination

During the year ended December 31, 2025, Epsilon acquired 100% of the ownership interest in Peak Exploration & Production LLC and Peak BLM Lease LLC and their subsidiaries (together, “Peak”) for total consideration of $88.5 million consisting of 1) issuance of 5,681,489 common shares valued at $27.6 million, 2) contingent consideration of up to 2,500,000 common shares valued at $10.6 million, and the settlement of $50.3 million of debt. The contingent consideration was settled on November 19, 2025, through the issuance of 2,234,847 common shares for $10.6 million. The acquired assets primarily include operated and non-operated production and leasehold interests in the core of the Powder River Basin in Wyoming.

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2025 and 2024

The following table summarizes the allocation of the total purchase price to the assets acquired and liabilities assumed based on the estimated fair value as of the closing date of the acquisition.

Purchase price allocation as of November 14, 2025:
Consideration:
Share consideration issued to sellers November 14, 2025 - 5,681,489 common shares	$27,555,222
Fair value of contingent share consideration (1)	10,637,872
Debt repayment	50,335,666
Total consideration transferred	88,528,760

Fair value of assets acquired:
Cash	580,820
Oil and gas receivable	5,962,465
Joint interest billing receivable	2,717,522
Prepaid and other assets	1,045,265
Proved oil and gas properties	47,870,041
Unproved oil and gas properties	59,014,000
Land and buildings	3,664,201
Other non-current assets	1,130,472
Amount attributable to assets acquired	121,984,786

Fair value of liabilities assumed:
Account payable	7,745,885
Revenue and production taxes payable	7,533,581
Accrued liabilities	3,966,408
Ad valorem taxes payable - current	1,830,419
ROU liability - current	150,577
Asset retirement obligations	3,815,948
Ad valorem taxes payable - long term	8,283,967
ROU liability - long term	129,241
Amount attributable to liabilities assumed	33,456,026

Net assets acquired	$88,528,760
(1)	The contingent consideration was settled on November 19, 2025. The Company issued 2,234,847 common shares with a fair value of $10.6 million.

The Company funded the acquisition through the issuance of shares and borrowings under our credit facility. The results of operations attributable to Peak since the closing date of the acquisition have been included in the consolidated statements of operations and comprehensive income and include $4 million of total revenues and a $5,747 net loss for the year ended December 31, 2025.

Pro Forma Operating Results (Unaudited)

The following supplemental, unaudited pro forma combined financial information for the year ended December 31, 2025 reflects the consolidated results of operations of the Company as if the Peak acquisition had occurred on January 1, 2024. The information below reflects pro forma adjustments based on available information and certain assumptions that the Company believes are factual and supportable. The unaudited pro forma information includes adjustments for (i) leasehold expense (ii) depreciation, depletion, amortization, and accretion, (iii) loss on impairment of long term assets, (iv) interest expense related to long term debt, and (v) loss on sale of assets. In addition, for the year ended December 31, 2025 and 2024, the pro forma information has been effected for income taxes with an effective tax rate of 6.31% and 45.79%, respectively.

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2025 and 2024

	Year ended	Year ended
	December 31,	December 31,
(unaudited)	2025	2024
Total revenues	$83,817,737	$82,149,610
Net income	$3,716,248	$10,307,310
Basic net income per common share	$0.16	$0.47
Diluted net income per common share	$0.16	$0.47

The unaudited pro forma combined financial information is for informational purposes only and is not intended to represent or to be indicative of the combined results of operations that the Company would have reported had the Peak acquisition been completed as of January 1, 2024, and should not be taken as indicative of the Company's future combined results of operations. The actual results may differ significantly from that reflected in the unaudited pro forma combined financial information for a number of reasons, including, but not limited to, differences in assumptions used to prepare the unaudited pro forma combined financial information and actual results.

5. Property and Equipment

The following table summarizes the Company’s property and equipment at December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	$233,334,212	$191,879,210
Unproved properties	79,307,169	28,364,186
Accumulated depletion, depreciation, amortization and impairment	(131,636,141)	(123,281,395)
Total oil and gas properties, net	181,005,240	96,962,001
Gathering system	43,540,389	43,116,371
Accumulated depletion, depreciation, amortization and impairment	(37,472,139)	(36,449,511)
Total gathering system, net	6,068,250	6,666,860
Land	1,231,965	637,764
Buildings and other property and equipment, net	4,132,732	259,335
Total property and equipment, net	$192,438,187	$104,525,960

Asset Acquisitions

During the year ended December 31, 2025, Epsilon had no asset acquisitions.

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

●	a 25% working interest in producing wells in Ector County, Texas for $12.1 million.
●	a 25% working interest in undeveloped acreage in Ector County, Texas for $2.6 million.
●	a 50% working interest in undeveloped acreage in Alberta, Canada for $1.0 million.
●	a joint venture covering undeveloped acreage in Alberta, Canada with a commitment to provide an approximately $7.0 million drilling carry to earn a 25% working interest

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2025 and 2024

Property Sale

During the year ended December 31, 2025, Epsilon sold all of its interest in Dewey Energy Holding, LLC for $2.5 million. This sale resulted in a loss of $19.3 million. During the year ended December 31, 2024, Epsilon had no asset sales.

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

For the year ended December 31, 2025, the Company recorded an impairment of $3.2 million on the Canadian wells (2 gross, 0.5 net) and $0.7 million on the New Mexico wells (2 gross, 0.2 net) due to low forward oil prices on December 31, 2025 (which are required to be used in impairment testing) and an offset frac hit impacting production and reserves in New Mexico. During the year ended December 31, 2024, Epsilon recorded an impairment of $1.45 million on the Killam project (interest acquired in April 2024) in Alberta, Canada as a result of a decrease in forecasted reserves. Refer to Note 16 – Fair Value Measurements.

6. Revolving Line of Credit

The Company closed a new senior secured reserve based revolving credit facility on October 10, 2025 with Frost Bank as administrative agent and Frost Bank and Texas Capital Bank as lenders. As of December 31, 2025, the borrowing base was $80 million, supported by the Company’s producing reserves and is subject to semi-annual redeterminations with a maturity date of October 10, 2029. Interest will be charged at the 3-month Term SOFR rate plus a margin of 3-4% (depending on facility utilization), payable quarterly. The facility is secured by the assets of the Company’s Epsilon Energy USA subsidiary. During March 2026, the Company made a $5 million repayment on the outstanding credit facility.

Under the terms of the facility, the Company must adhere to the following financial covenants:

●	Current ratio of 1.0 to 1.0 (current assets / current liabilities)
●	Leverage ratio of less than 2.5 to 1.0 (total debt / income adjusted for interest, taxes and noncash amounts)

Additionally, the Company is required to hedge 50% of its forecasted Proved Developed Producing production over a rolling 18-month period. If the facility utilization drops below 50%, then the required hedging drops to 25% of Proved Developed Producing production for the last 6 months of the 18-month period.

We were in compliance with the financial covenants of the agreement as of December 31, 2025.

	Balance at	Balance at
	December 31,	December 31,
	2025	2024	Borrowing Base	Interest Rate
Credit facility payable	$50,500,000	$—	$80,000,000	SOFR + 3.25%

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2025 and 2024

7. Shareholders’ Equity

Authorized shares

The Company is authorized to issue an unlimited number of common shares with no par value and an unlimited number of Preferred Shares with no par value.

Purchases of Equity Securities

On February 18, 2026, the Board authorized a new share repurchase program of up to 3,014,986 common shares, representing 10% of the outstanding common shares of the Company at such time, for an aggregate purchase price of not more than US $15.0 million. The program commenced on February 19, 2026 and is set to expire February 18, 2027, unless the maximum amount of common shares is purchased before then or the Board approves earlier termination.

On February 12, 2025, the Board authorized a new share repurchase program of up to 2,200,876 common shares, representing 10% of the current outstanding common shares of Epsilon, for an aggregate purchase price of not more than US $13.0 million. The program commenced on February 12, 2025 and expired on February 11, 2026.

On March 19, 2024, the Board of Directors authorized a new share repurchase program of up to 2,191,320 common shares, representing 10% of the outstanding common shares of Epsilon at such time, for an aggregate purchase price of not more than US $12.0 million. The program commenced on March 27, 2024 and expired on February 12, 2025, when the Board terminated and revoked authority under the program. During the year ended December 31, 2024, we repurchased 125,000 common shares and spent $627,500 at an average price of $5.00 per share (excluding commissions) under the plan.

In 2024, the Company also repurchased 248,700 common shares and spent $1,203,708 at an average price of $4.82 per share (excluding commissions) and retired 319,574 common shares under the 2023-2024 repurchase program before the plan terminated on March 26, 2024. During the year ended December 31, 2024, the Company repurchased a total of 373,700 shares and spent $1,831,208 at an average price of $4.88 per share (excluding commissions) under the two previous repurchase programs.

Equity Incentive Plan

The Board adopted the 2020 Equity Incentive Plan (the “2020 Plan”) on July 22, 2020 subject to approval by Epsilon’s shareholders at Epsilon’s 2020 Annual General and Special Meeting of shareholders, which occurred on September 1, 2020 (the “Meeting”). Shareholders approved the 2020 Plan at the Meeting.

The 2020 Plan provides for incentive compensation in the form of stock options, stock appreciation rights, restricted stock and stock units, performance shares and units, dividend equivalent rights, other stock-based awards and cash-based awards. Under the 2020 Plan, Epsilon is authorized to issue up to 2,000,000 common shares.

Restricted Stock Unit

For the year ended December 31, 2025, 488,283 restricted common shares with a weighted average grant date fair value of $4.78 were awarded to the Company’s management, employees, and board of directors. For the year ended December 31, 2024, 300,052 restricted common shares with a weighted average grant date fair value of $5.97 were awarded to the Company’s management, employees, and board of directors. These shares vest over a three or four-year period, with an equal number of shares being issued per period on the anniversary of the award resolution. The vesting of the shares is contingent on the individuals’ continued employment or service. The Company determined the fair value of the granted Restricted Stock-based on the market price of the common shares of the Company on the date of grant.

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2025 and 2024

The following table summarizes restricted stock for the years ended December 31, 2025 and 2024:

	Year ended			Year ended
	December 31, 2025			December 31, 2024
	Number of	Weighted	Weighted	Number of	Weighted	Weighted
	Restricted	Average	Average	Restricted	Average	Average
	Shares	Remaining Life	Grant Date	Shares	Remaining Life	Grant Date
	Outstanding	(years)	Fair Value	Outstanding	(years)	Fair Value
Balance non-vested Restricted Stock at beginning of period	560,970	1.61	$5.77	491,536	1.74	$5.59
Granted	488,283	1.50	4.78	300,052	1.92	5.97
Vested	(267,461)	—	5.60	(230,618)	—	5.65
Balance non-vested Restricted Stock at end of period	781,792	1.71	$5.06	560,970	1.61	$5.77

Stock compensation expense for the granted Restricted Stock is recognized over the vesting period. Stock compensation expense recognized during the year ended December 31, 2025 was $1,524,902 (during the year ended December 31, 2024, $1,244,416). The total fair value of vested shares during the year ended December 31, 2025 was $1,763,433 (during the year ended December 31, 2024: $1,303,187).

At December 31, 2025, the Company had unrecognized stock-based compensation related to these shares of $4,146,227 to be recognized over a weighted-average period of 1.37 years.

Dividend Equivalent Rights

Per the 2020 Plan, all employees and directors are entitled to Dividend Equivalent Rights with respect to the payment of cash dividends on Common Shares during the period beginning on the grant date of this award and ending, with respect to each share subject to the award, on the earlier of the date the Award is settled or the date on which it is terminated. Dividend Equivalent Rights shall be paid by crediting the holder with a cash amount or with additional whole RSUs within 30 days of the date of payment of such cash dividends on Common Shares, as determined by the Committee, subject to the holder’s continued service with the Company. Such cash amount or additional RSUs shall be subject to the same terms and conditions and shall be settled in the same manner and at the same time as the RSUs originally subject to this Award.

For the year ended December 31, 2025, 47,417 common shares were issued as dividend equivalent rights. Stock compensation expense recognized during the year ended December 31, 2025 was $200,015.

8. Revenue Recognition

Revenues are comprised primarily of sales of natural gas, oil and NGLs, along with the revenue generated from the Company’s ownership interest in the Auburn GGS in Pennsylvania.

Overall, product sales revenue generally is recorded in the month when contractual delivery obligations are satisfied, which occurs when control is transferred to the Company’s customers at delivery points based on contractual terms and conditions. In addition, gathering and compression revenue generally is recorded in the month when contractual service obligations are satisfied, which occurs as control of those services is transferred to the Company’s customers. Gathering System revenues derived from Epsilon’s production, which have been eliminated from total gathering system revenues (“elimination entry”), amounted to $1.9 million and $1.1 million, respectively, for the years ended December 31, 2025 and 2024.

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2025 and 2024

The following table details revenue for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Revenue
Natural gas	$29,121,446	$10,786,068
Natural gas liquids	1,978,860	1,481,958
Oil and condensate	13,803,515	13,730,686
Gathering and compression fees (1)	6,683,735	5,524,063
Total revenue	$51,587,556	$31,522,775
(1)Net of elimination

Product Sales Revenue

The Company enters into contracts with third-party purchasers to sell its natural gas, oil, NGLs and condensate production. Under these product sales arrangements, the sale of each unit of product represents a distinct performance obligation. Product sales revenue is recognized at the point in time that control of the product transfers to the purchaser based on contractual terms which reflect prevailing commodity market prices. To the extent that marketing costs are incurred by the Company prior to the transfer of control of the product, those costs are included in lease operating expenses on the Company’s consolidated statements of operations and comprehensive income.

Settlement statements for product sales, and the related cash consideration, are generally received from the purchaser within 30 days. For operated production in Wyoming, cash consideration is typically received within 30 days after the end of a production month for oil, while natural gas and NGLs cash consideration is typically received within 60 days after the end of a production month. As a result, the Company must estimate the amount of production delivered to the customer and the consideration that will ultimately be received for sale of the natural gas, oil, NGLs, or condensate. Estimated revenue due to the Company is recorded within the receivables line item on the accompanying consolidated balance sheets until payment is received.

Gas Gathering and Compression Revenue

The Company also provides natural gas gathering and compression services through its ownership interest in the Auburn GGS in Pennsylvania. For the provision of gas gathering and compression services, the Company collects its share of the gathering and compression fees per unit of gas serviced and recognizes gathering revenue over time using an output method based on units of gas gathered.

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

Current Expected Credit Losses

Under ASU 326, Financial Instruments – Credit Losses, estimated losses on financial assets are provided through an allowance for credit losses. We also have accounts receivable which are primarily from purchasers of oil and natural gas, counterparties to our financial instruments, and revenues earned for compression and gathering services. Our oil, gas, and natural gas liquids accounts receivables are generally collected within 30 days after the end of the month. Compression and gathering receivables are generally collected within 60 days after the end of the month. We assess collectability through various procedures, including review of our trade receivable balances by counterparty, assessing economic events and conditions, our historical experience with counterparties, the counterparty’s financial condition and the amount and age of past due accounts. As of December 31, 2025 and 2024, we determined that our allowance for credit loss was nil.

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2025 and 2024

The following table details accounts receivable as of December 31, 2025, 2024 and 2023:

	December 31,	December 31,	December 31,
	2025	2024	2023
Accounts receivable
Natural gas and oil sales	$10,848,263	$4,888,294	$4,327,886
Joint interest billing	3,603,864	—	17,476
Gathering and compression fees	1,307,947	918,471	1,543,239
Commodity contract	167,636	36,957	72,075
Interest	—	—	54,772
Other receivables	204,791	—	—
Total accounts receivable	$16,132,501	$5,843,722	$6,015,448

9. Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes certain transactions that have generally been reported in the consolidated statements of changes in shareholders’ equity. The activity in accumulated other comprehensive income during the years ended December 31, 2025 and 2024 consisted of the following:

	Year Ended December 31,
	2025	2024
Balance at beginning of period	$10,033,267	$9,772,277
Translation (loss)/gain	(136,700)	262,588
Unrealized gain/(loss) on securities	—	(1,598)
Balance at end of period	$9,896,567	$10,033,267

10. Income Taxes

Net income (loss) before income taxes is as follows for the periods indicated:

	Year ended December 31,
	2025	2024
Foreign	$(5,002,874)	$(2,769,534)
U.S.	(433,258)	6,326,427
	$(5,436,132)	$3,556,893

We file income tax returns in the United States, Canada, and various state and local jurisdictions.

We believe that we have appropriate support for the income tax positions taken and to be taken on the Company's tax returns and that the accruals for tax liabilities are adequate for all open years based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company's tax returns are open to audit under the statute of limitations for the years ending December 31, 2021 through December 31, 2025.

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2025 and 2024

The following tables present the Company’s current and deferred tax (benefit) expense for the periods indicated:

	Year ended December 31,
	2025	2024
Current:
Federal	$218,565	$391,009
State	16,235	53,450
Foreign	10,923	—
Total current income tax expense	245,723	444,459
Deferred:
Federal	(96,957)	1,372,363
State	213,965	(187,729)
Total deferred tax expense	117,008	1,184,634
Income tax expense	$362,731	$1,629,093

The following table presents the reconciliation of our income taxes calculated at the statutory federal tax rate to the income tax provision in our financial statements. Our effective tax rate for 2025 differs from the statutory rate primarily due to states taxes, foreign withholding taxes, and the recognition of a valuation allowance on our Canadian and Oklahoma state deferred tax assets.

	Year Ended
	December 31,	Effective
	2025	Tax Rate
US Federal Statutory Tax Rate	$(1,141,588)	21.00%
State and Local Income Taxes, Net of Federal Income Tax Effect*	226,790	(4.17)%
Foreign Tax Effects
Canada
Statutory tax rate difference between Canada and United States	(467,456)	8.60%
US withholding tax on dividends from United States to Canada	248,783	(4.58)%
Changes in valuation allowance	1,144,121	(21.05)%
Other	(26,291)	0.48%
Alberta
Statutory tax rate difference between Alberta and United States	(195,946)	3.60%
Changes in valuation allowance	610,198	(11.22)%
Other	(14,022)	0.26%
Nontaxable or Nondeductible Items
Other	(21,858)	0.40%
Income tax expense	$362,731	(6.68)%

*State taxes in Pennsylvania made up the majority (greater than 50 percent) of the tax effect in this category.

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2025 and 2024

Our effective tax rate for 2024 differs from the statutory rate primarily due to states taxes, foreign withholding taxes, & the recognition of a valuation allowance on our Canadian and Oklahoma state deferred tax assets. Our effective tax rate for 2024, excluding the impact of Canadian loss net valuation allowance, is 25.48%.

	Year Ended
	December 31,	Effective
	2024	Tax Rate
Income tax provision computed at the statutory federal tax rate	$746,947	21.00%
Difference in Canadian and U.S. tax rate	(55,391)	(1.56)%
Adjustment of Canadian deferred tax balances	983,975	27.66%
Valuation allowance on Canadian loss	(425,667)	(11.97)%
Return to provision adjustment	(1,245)	(0.04)%
State taxes	(129,233)	(3.63)%
State valuation allowance	(16,271)	(0.46)%
Foreign withholding on dividends	414,250	11.65%
Miscellaneous other items	111,728	3.14%
Income tax expense	$1,629,093	45.79%

Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Net deferred tax liabilities consisted of the following at December 31, 2025 and 2024:

	As of December 31,
	2025	2024
Deferred tax assets:
US Federal and state net operating loss carryforwards	$2,030,390	$358,224
Canadian net operating loss carryforwards	12,839,073	11,084,754
ARO	1,768,208	873,169
Lease Liabilities	87,015	114,196
Other	275,810	159,582
Unrealized derivatives	—	116,743
Gross deferred tax assets	17,000,496	12,706,668
Valuation allowance	(13,258,688)	(11,213,899)
Total net deferred tax assets	3,741,808	1,492,769
Deferred tax liabilities:
Oil and gas property	(14,184,652)	(12,620,466)
Partnership	(1,413,943)	(1,528,368)
ROU Assets	(60,811)	(82,512)
Unrealized derivatives	(937,987)	—
Gross deferred tax liabilities	(16,597,393)	(14,231,346)
Net deferred tax liability	$(12,855,585)	$(12,738,577)

As of December 31, 2025, we have $1.4 million of U.S. federal net operating loss carry-forwards, all of which has an indefinite carryforward period but is limited to offset 80% of taxable income in any future year.  We also have approximately $30.8 million of state net operating loss carry-forwards (tax-effected $0.6 million), of which $0.2 million expires in 2037 and the remaining can be carried forward indefinitely. These loss carryforwards may reduce future taxable income, however, the extent of which may be limited in the circumstances that an IRC Section 382 limitation would apply due to an ownership change. A state valuation allowance of $0.4 million is applicable to the net state deferred tax assets attributable to Oklahoma because of objective negative evidence on the cumulative loss incurred in the state over the three-year period ended December 31, 2025. As of December 31, 2025, we have $48.2 million (tax-effected 11.1 million) of Canadian net operating loss carry-forwards.  A separate valuation allowance of $12.8 million attributable to Canadian net operating losses and other tax carryovers is recorded because it is more likely than not to be utilized.

The Company does not have any material uncertain tax positions. The Company recognizes interest expense and penalties related to the uncertain tax position in the income tax expense line in the accompanying consolidated statements

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2025 and 2024

of operations and comprehensive loss. Accrued interest and penalties are included in other non-current liabilities in the consolidated balance sheet and were $0 as of December 31, 2025 and 2024.

Total net income tax payments were $2.2 million for the year ended December 31, 2025. The following table lists the components of the payments for income taxes:

Year Ended
December 31,
2025
US Federal	$1,417,860
State
Pennsylvania	755,138
Other	3,986
Total net payments	$2,176,984

11. Commitments and Contingencies

The Company also enters into commitments for capital expenditures in advance of the expenditures being made. As of December 31, 2025, our commitments for capital expenditures were $3.8 million related to drilling costs.

Litigation

In 2025, the Company filed a lawsuit against a contractor regarding alleged non-performance while running casing in a well. The Company is seeking damages due to its inability to complete the Leavitt Fed 2-9-4MH well. The Company is in the process of scheduling arbitration

The Company has intervened as a defendant-intervenor in litigation challenging BLM’s issuance of federal oil and gas leases acquired by the Company in 2017, 2018, and 2020. Plaintiffs allege deficiencies in BLM’s environmental review under NEPA. The Company intervened to protect its leasehold interests. Management does not believe the outcome will have a material adverse effect on the Company’s financial position.

Between September 30, 2025 and October 28, 2025, we received multiple demand letters on behalf of purported Epsilon stockholders (the “Demands”). The Demands primarily alleged that the Preliminary Proxy Statement filed on September 19, 2025 or the Definitive Proxy Statement filed on October 10, 2025, as applicable, failed to disclose certain material information with respect to the acquisition of Peak Exploration and Production, LLC, and Peak BLM Lease LLC.

On October 16, 2025, we received a copy of a complaint filed against Epsilon and certain members of Epsilon’s Board of Directors in the Supreme Court of the State of New York, County of New York, on behalf of purported Epsilon stockholder Anthony Morgan (the “Morgan Complaint”). On October 17, 2025, we received a copy of a complaint filed against Epsilon and certain members of Epsilon’s Board of Directors in the Supreme Court of the State of New York, County of New York, on behalf of purported Epsilon stockholder Richard Lawrence (the “Lawrence Complaint,” and together with the Morgan Complaint, the “Complaints”).

The Complaints allege, among other things, that Epsilon and the other named defendants (the “Epsilon Defendants”) violated New York common law based on claims of negligence, negligent misrepresentation and concealment. Specifically, the Complaints allege that the Preliminary Proxy Statement or the Definitive Proxy Statement, as applicable, failed to disclose, among other things, certain details regarding the background of the Transactions.  Among other remedies, the Complaints sought an injunction against consummating the Transactions, rescission or actual and punitive damages if the Transactions are consummated, costs and attorneys’ fees. To date, we have not been served with the Complaints, and the Plaintiffs have not taken any additional steps in furtherance of prosecuting the Complaints.

While we believe that the disclosures set forth in the Preliminary Proxy Statement and the Definitive Proxy Statement comply fully with applicable law, to moot certain of the claims made in the Demands and Complaints, to avoid nuisance and potential expense and delay, we voluntarily supplemented the Definitive Proxy Statement with certain disclosures in our Supplemental Disclosures to Definitive Proxy Statement filed on October 31, 2025. Nothing in our

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2025 and 2024

Supplemental Disclosures was an admission of the legal necessity or materiality under applicable law of any of the disclosures set forth in the Preliminary Proxy Statement or the Definitive Proxy Statement. To the contrary, we deny all allegations in the Demands and Complaints that any additional disclosure was required.

12. Leases

Under ASC 842, Leases, the Company recognized an operating lease related to its corporate office as of December 31, 2025 summarized in the following table:

	December 31,	December 31,
	2025	2024
Asset
Operating lease right-of-use assets, long term	$488,949	$344,589
Total operating lease right-of-use assets	$488,949	$344,589

Liabilities
Operating lease liabilities	$271,494	$121,135
Operating lease liabilities, long term	340,052	355,776
Total operating lease liabilities	$611,546	$476,911

Operating lease costs	$269,910	$236,044

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$316,435	$214,230
Weighted average remaining lease term (years) - operating lease	1.86	2.50
Weighted average discount rate (annualized) - operating lease	8.25%	8.25%

On March 1, 2023, the Company commenced a new office lease with a 70 month lease term and future lease payments estimated to be approximately $0.85 million. Through its subsidiaries, the Company also leases office space in both Englewood, CO and Wright, WY. Lease expense for operating leases was $0.27 million and $0.24 for the years ended December 31, 2025 and 2024, respectively. This lease expense is presented in other general and administrative expenses in the consolidated statements of operations and comprehensive income.

Future minimum lease payments as of December 31, 2025 are as follows:

Operating Leases
2026	$334,155
2027	282,059
2028	183,963
Total minimum lease payments	800,177
Less: imputed interest	(188,631)
Present value of future minimum lease payments	611,546
Less: current obligations under leases	(271,494)
Long-term lease obligations	$340,052

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

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2025 and 2024

The net income used in the calculation of basic and diluted net income per share are as follows:

	Year ended December 31,
	2025	2024
Net (loss) income	$(5,798,863)	$1,927,800

In calculating the net income per share, basic and diluted, the following weighted-average shares were used:

	Year ended December 31,
	2025	2024
Basic weighted-average number of shares outstanding	23,020,672	21,930,277
Unvested time-based restricted shares	—	—
Diluted weighted-average shares outstanding	23,020,672	21,930,277

We excluded the following shares from the diluted net income per share because their inclusion would have been anti-dilutive.

	Year ended December 31,
	2025	2024
Anti-dilutive unvested time-based restricted shares	531,610	512,072

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

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2025 and 2024

Segment activity as of, and for the years ended December 31, 2025 and 2024 is as follows:

	Upstream	Gas Gathering	Total
As of and for the year ended December 31, 2025
Operating revenue
Natural gas	$29,121,446	$—	$29,121,446
Natural gas liquids	1,978,860	—	1,978,860
Oil and condensate	13,803,515	—	13,803,515
Gathering and compression fees	—	6,683,735	6,683,735
Intersegment gathering and compression fees	—	1,864,769	1,864,769
	44,903,821	8,548,504	53,452,325

Reconciliation of operating revenue
Elimination of intersegment revenues			(1,864,769)
Total consolidated operating revenue(1)(3)			51,587,556

Operating costs
Gathering, transportation, and compression	7,836,882	—	7,836,882
Other lease operating expense	4,681,443	—	4,681,443
Gathering system operating expenses	—	2,362,036	2,362,036
Intersegment other lease operating expense	1,864,769	—	1,864,769
Impairment	3,936,669	—	3,936,669
Loss on sale of oil and gas properties	19,256,530	—	19,256,530
Depletion, depreciation, amortization and accretion	11,139,747	1,030,573	12,170,320
Segment operating (loss) income	$(3,812,219)	$5,155,895	$(521,093)

Reconciliation of segment operating loss
Salary expense			(3,876,611)
Stock based compensation			(1,744,917)
Transaction costs			(2,947,907)
Other general and administrative			(3,291,624)
Elimination of intersegment other lease operating expenses			1,864,769
Interest income			188,369
Interest expense			(624,160)
Gain on derivative contracts			5,500,486
Other income			16,556
Net loss before income tax expense			$(5,436,132)

Capital expenditures (2)	$14,374,208	$465,203	$14,839,411
Segment assets (3)	$181,251,460	$6,068,250	$187,319,710

Total segment assets reconciled to consolidated amounts are as follows:
Total segment assets			$187,319,710
Current assets, net			32,583,778
Fair value of derivatives, long term			1,154,936
Other property and equipment			5,364,697
Operating lease right-of-use asset			488,949
Credit facility fees			774,347
Restricted Cash			553,000
Total assets			$228,239,417

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2025 and 2024

	Upstream	Gas Gathering	Total
As of and for the year ended December 31, 2024
Operating revenue
Natural gas	$10,786,068	$—	$10,786,068
Natural gas liquids	1,481,958	—	1,481,958
Oil and condensate	13,730,686	—	13,730,686
Gathering and compression fees	—	5,524,063	5,524,063
Intersegment gathering and compression fees	—	1,135,176	1,135,176
	25,998,712	6,659,239	32,657,951

Reconciliation of operating revenue
Elimination of intersegment revenues			(1,135,176)
Total consolidated operating revenue(1)(3)			31,522,775

Operating costs
Gathering, transportation, and compression	4,996,764	—	4,996,764
Other lease operating expense	2,268,060	—	2,268,060
Gathering system operating expenses	—	2,265,190	2,265,190
Intersegment other lease operating expense	1,135,176	—	1,135,176
Impairment	1,450,076	—	1,450,076
Depletion, depreciation, amortization and accretion	9,275,604	909,515	10,185,119
Segment operating income	$6,873,032	$3,484,534	$9,222,390

Reconciliation of segment operating income
Salary expense			(2,815,428)
Stock based compensation			(1,244,416)
Other general and administrative			(2,873,286)
Elimination of intersegment other lease operating expenses			1,135,176
Interest income			493,277
Interest expense			(46,400)
Loss on derivative contracts			(391,147)
Other income			76,727
Net income before income tax expense			$3,556,893

Capital expenditures (2)	$36,219,444	$341,452	$36,560,896
Segment assets (3)	$97,944,718	$6,666,860	$104,611,578

Total segment assets reconciled to consolidated amounts are as follows:
Total segment assets			$104,611,578
Current assets, net			14,131,519
Other property and equipment			897,099
Operating lease right-of-use asset			344,589
Restricted cash			470,000
Total assets			$120,454,785
(1)	Segment operating revenue represents revenues generated from the operations of the segment. Inter-segment sales during the years ended December 31, 2025 and 2024 have been eliminated upon consolidation. For the year ended December 31, 2025, three purchasers each accounted for 10% or more of our total revenue: ARM Energy (55%) and Ares Energy (20%) from the upstream segment and Williams (17%) from the gas gathering segment. For the year ended December 31, 2024, three purchasers each accounted for 10% or more of our total revenue: ARM Energy (30%) and Ares Energy (38%) from the upstream segment and Williams (20%) from the gas gathering segment.

(2)	Capital expenditures for the Upstream segment consist primarily of the acquisition of properties, and the drilling and completing of wells while Gas Gathering consists of expenditures relating to the expansion, completion, and maintenance of the gathering and compression facility.

(3)	Our upstream segment includes Canadian revenue and assets for the year ended December 31, 2025 of $1.0 million and $6.6 million, respectively. Our upstream segment includes Canadian revenue and assets for the year ended December 31, 2024 of $0.1 million and $3.7 million, respectively.

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2025 and 2024

15. Commodity Risk Management Activities

Commodity Price Risks

Epsilon engages in price risk management activities from time to time. These activities are intended to manage Epsilon’s exposure to fluctuations in commodity prices for natural gas and oil by securing fixed price contracts for a portion of expected sales volumes.

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

Epsilon has historically elected not to designate any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for these financial commodity derivative contracts using the mark-to-market accounting method. Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as (loss) gain on derivative contracts on the consolidated statements of operations and comprehensive income. The related cash flow impact is reflected in cash flows from operating activities. During 2025, Epsilon recognized gains on financial commodity derivative contracts of $5,500,486. This amount included cash received on the settlement of these contracts of $1,163,662. During 2024, Epsilon recognized losses on financial commodity derivative contracts of $391,147. This amount included cash received on the settlement of these contracts of $1,196,656.

Commodity Derivative Contracts

At December 31, 2025, the Company had outstanding NYMEX HH swaps totaling 1.68 Bcf, NYMEX HH options totaling 4.51 Bcf, NYMEX WTI CMA swaps totaling 340,916 Bbls, and NYMEX WTI CMA options totaling 181,634 Bbls for the contract period of January 2026 to January 2028.

At December 31, 2024, the Company had outstanding NYMEX HH swaps totaling 2.2615 Bcf and Tennessee Z4 basis swaps totaling 2.2615 Bcf for the contract period of January 2025 to October 2025, and NYMEX WTI CMA swaps totaling 20,662 Bbls for the contract period of January 2026 to June 2025.

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2025 and 2024

	Fair Value of Derivative Assets
	December 31,	December 31,
	2025	2024
Current
NYMEX Henry Hub (LD) Options Call	$—	$151,274
NYMEX Henry Hub (LD) Options Put	709,792	—
NYMEX Henry Hub (LD) Swaps	683,222	195,211
NYMEX WTI CMA Options Put	313,499	—
NYMEX WTI CMA Swaps	1,398,169	56,547
Long-term
NYMEX Henry Hub (LD) Options Put	647,795	—
NYMEX Henry Hub (LD) Swaps	28,058	—
NYMEX WTI CMA Options Put	900,856	—
NYMEX WTI CMA Swaps	719,912	—
	$5,401,303	$403,032

	Fair Value of Derivative Liabilities
	December 31,	December 31,
	2025	2024
Current
NYMEX Henry Hub (LD) Options Call	$(295,384)	$(448,852)
NYMEX Henry Hub (LD) Swaps	(51,081)	(441,728)
NYMEX WTI CMA Options Call	(63,877)	—
Long-term
NYMEX Henry Hub (LD) Options Call	(654,616)	—
NYMEX Henry Hub (LD) Swaps	(68,457)	—
NYMEX WTI CMA Options Call	(418,612)	—
	$(1,552,027)	$(890,580)

Net Fair Value of Derivatives	$3,849,276	$(487,548)

Net Current	$2,694,340	$(487,548)
Net Long-Term	$1,154,936	$—

The following table presents the changes in the fair value of Epsilon’s commodity derivatives for the periods indicated:

	Year ended December 31,
	2025	2024
Fair value of asset (liability), beginning of the period	$(487,548)	$1,100,255
Gain on derivative contracts included in earnings	5,500,486	(391,147)
Settlement of commodity derivative contracts	(1,163,662)	(1,196,656)
Fair value of asset, end of the period	$3,849,276	$(487,548)

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2025 and 2024

The following table presents the fair value of derivatives, as presented in the Consolidated Balance Sheets, on a net basis as they are subject to master netting arrangements:

	December 31, 2025			December 31, 2024
	Gross Fair	Amounts	Net Fair	Gross Fair	Amounts	Net Fair
	Value	Netted	Value	Value	Netted	Value
Derivative Assets
Fair value of derivatives	$5,401,303	$(1,552,027)	$3,849,276	$403,032	$(403,032)	$-
Derivative Liabilities
Fair value of derivatives	$(1,552,027)	$1,552,027	$-	$(890,580)	$403,032	$(487,548)

16. Asset Retirement Obligations

Asset retirement obligations are estimated by management based on Epsilon’s net ownership interest in all wells and the gathering system, estimated costs to reclaim and abandon such assets and the estimated timing of the costs to be incurred in future periods, and the forecast risk free cost of capital. Epsilon has estimated the net present value of its total asset retirement obligations to be $7.4 million as of December 31, 2025 ($3.7 million at December 31, 2024). We acquired $3.8 million of additional asset retirement obligation with the Peak acquisition. Each year we review, and to the extent necessary, revise our asset retirement obligations estimates in accordance with recent activity and current service costs.

The following table presents the activity in Epsilon’s asset retirement obligations for the periods indicated:

	Year Ended	Year ended
	December 31,	December 31,
	2025	2024
Balance beginning of period	$3,652,296	$3,502,952
Liabilities acquired	3,841,144	48,207
Liabilities disposed of	(287,716)	—
Wells plugged and abandoned	(1,600)	(88,992)
Change in estimates	—	6,695
Accretion	233,836	183,434
Balance end of period	$7,437,960	$3,652,296

17. Fair Value Measurements

The methodologies used to determine the fair value of our financial assets and liabilities at December 31, 2025 were the same as those used at December 31, 2024.

Cash, restricted cash, accounts receivable, and accounts payable are carried at cost, which approximates fair value because of the short term maturity of these instruments. Cash equivalents from the Company’s money market accounts are carried at fair value. The Company’s revolving line of credit has a recorded value that approximates its fair value since its variable interest rate is tied to current market rates and the applicable margins represent market rates. The revolving line of credit is classified within Level 2 of the fair value hierarchy.

Commodity derivative instruments consist of NYMEX HH swap and option contracts and basis swap contracts for natural gas and NYMEX WTI CMA swap and option contracts for crude oil. The Company’s derivative contracts are valued based on a marked to market approach. These assumptions are observable in the marketplace throughout the full term of the contract, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace, and are therefore designated as Level 2 within the valuation hierarchy. The Company utilizes its counterparties’ valuations to assess the reasonableness of its own valuations.

EPSILON ENERGY LTD.

Notes to the Consolidated Financial Statements (Continued)

For the years ended December 31, 2025 and 2024

	December 31, 2025
	Level 1	Level 2	Level 3	Effect of Netting	Net Fair Value
Assets
Derivative contracts	$—	$5,401,303	$—	$(1,552,027)	$3,849,276
Cash equivalents	$181,076	$—	$—	$—	$181,076
Liabilities
Derivative contracts	$—	$1,552,027	$—	$(1,552,027)	$—

	December 31, 2024
	Level 1	Level 2	Level 3	Effect of Netting	Net Fair Value
Assets
Derivative contracts	$—	$403,032	$—	$(403,032)	$—
Cash equivalents	$298,767	$—	$—	$—	$298,767
Liabilities
Derivative contracts	$—	$890,580	$—	$(403,032)	$487,548

Non-Recurring Fair Value Measurements

For the year ended December 31, 2025, the Company performed an impairment test on our oil and gas properties and it was determined that the carrying amount in New Mexico and Canada each exceeded the estimated undiscounted future cash flows resulting in a reduction of the carrying amount of the oil properties to their estimated fair values by $3.9 million. Fair value is determined using management’s best estimate of proved reserves and net cash flows by area, using forward commodity prices from the last day of the year. The undiscounted future net cash flows are compared to the carrying value of each area. This nonrecurring fair value measurement is classified within Level 3 of the fair value hierarchy.

The table below summarizes the fair value of the impaired assets as of the fair value measurement date, December 31, 2025.

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Nonrecurring fair value measurement
Long-lived assets held and used	$1,110,288	$—	$—	$1,110,288
Total Nonrecurring fair value measurement	$1,110,288	$—	$—	$1,110,288

For the year ended December 31, 2024, the Company performed an impairment test on our oil and gas properties and it was determined that the carrying amount of the Killam project in Alberta, Canada exceeded the estimated undiscounted future cash flows resulting in a reduction of the carrying amount of the oil properties to their estimated fair values by $1.45 million. Fair value is determined using management’s best estimate of proved reserves and net cash flows by area, using forward commodity prices from the last day of the year. The undiscounted future net cash flows are compared to the carrying value of each area. This nonrecurring fair value measurement is classified within Level 3 of the fair value hierarchy.

The table below summarizes the fair value of the impaired assets as of the fair value measurement date, December 31, 2024.

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

For the years ended December 31, 2025 and 2024

EPSILON ENERGY LTD.

Supplemental Information to Consolidated Financial Statements

(Unaudited)

SUPPLEMENTAL NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED)

Natural Gas and Oil Reserves

Users of this information should be aware that the process of estimating quantities of ‘‘proved’’, ‘‘proved developed’’ and ‘‘proved undeveloped’’ crude oil, natural gas liquids (NGLs) and natural gas reserves is complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including, but not limited to, additional development activity; evolving production history; crude oil and condensate, NGL and natural gas prices; and continual reassessment of the viability of production under varying economic conditions.

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

Proved undeveloped reserves (PUDs) are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. PUDs can be recorded in respect of a particular undrilled location only if the location is scheduled, under the then-current drilling and development plan, to be drilled within five years from the date that the PUDs are to be recorded, unless specific factors (such as those described in interpretative guidance issued by the Staff of the SEC) justify a longer timeframe. Likewise, absent any such specific factors, PUDs associated with a particular undeveloped drilling location shall be removed from the estimates of proved reserves if the location is scheduled, under the then-current drilling and development plan, to be drilled on a date that is beyond five years from the date that the PUDs were recorded. Epsilon has formulated development plans for all drilling locations associated with its PUDs at December 31, 2025. Under these plans, each PUD location will be drilled within five years from the date it was recorded.

Estimates for PUDs are not attributed to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

The following tables set forth Epsilon’s net proved reserves at December 31, 2025 and 2024 and changes for each of the two years in the year ended December 31, 2025. Net proved reserves at December 31 are estimated by the Company’s independent petroleum engineers, DeGolyer and MacNaughton for Pennsylvania, Texas, New Mexico, and Canada. Net proved reserves at December 31 are estimated by the Company’s independent petroleum engineers, Cawley, Gillespie & Associates for Wyoming.

EPSILON ENERGY LTD.

Supplemental Information to Consolidated Financial Statements

(Unaudited)

NET PROVED RESERVE SUMMARY

		Permian
	Pennsylvania	Basin	Oklahoma	Wyoming	Canada	Total
Natural Gas (MMcf)
Net proved reserves at December 31, 2023	61,760	481	3,674	-	-	65,915
Revisions of previous estimates	8,334	303	(480)	-	-	8,157
Acquisitions	-	1,471	-	-	-	1,471
Production	(5,700)	(205)	(237)	-	-	(6,142)
Net proved reserves at December 31, 2024	64,394	2,050	2,957	-	-	69,401
Revisions of previous estimates	13,100	(299)	-	-	-	12,801
Acquisitions	-	-	-	16,774	157	16,931
Divestitures	-	-	(2,760)	-	-	(2,760)
Production	(9,402)	(161)	(197)	(189)	(52)	(10,001)
Net proved reserves at December 31, 2025	68,092	1,590	-	16,585	105	86,372
Natural Gas Liquids (MBbl)
Net proved reserves at December 31, 2023	-	116	267	-	-	383
Revisions of previous estimates	-	89	(1)	-	-	88
Acquisitions	-	475	-	-	-	475
Production	-	(52)	(17)	-	-	(69)
Net proved reserves at December 31, 2024	-	628	249	-	-	877
Revisions of previous estimates	-	(171)	-	-	-	(171)
Acquisitions	-	-	-	1,951	11	1,962
Divestitures	-	-	(235)	-	-	(235)
Production	-	(36)	(14)	(27)	(4)	(81)
Net proved reserves at December 31, 2025	-	421	-	1,924	7	2,352
Oil and Condensate (MBbl)
Net proved reserves at December 31, 2023	-	194	147	-	-	341
Revisions of previous estimates	-	243	(20)	-	-	223
Acquisitions	-	1,175	-	-	17	1,192
Production	-	(173)	(11)	-	-	(184)
Net proved reserves at December 31, 2024	-	1,439	116	-	17	1,572
Revisions of previous estimates	-	(211)	-	-	(5)	(216)
Acquisitions	-	-	-	8,200	33	8,233
Divestitures	-	-	(107)	-	-	(107)
Production	-	(149)	(9)	(50)	(15)	(223)
Net proved reserves at December 31, 2025	-	1,079	-	8,150	30	9,259
Total Company (MMcfe)
Net proved reserves at December 31, 2023	61,760	2,341	6,161	-	-	70,262
Revisions of previous estimates (1)(2)(3)	8,334	2,294	(606)	-	-	10,022
Acquisitions	-	11,371	-	-	102	11,473
Production	(5,700)	(1,555)	(405)	-	-	(7,660)
Net proved reserves at December 31, 2024	64,394	14,451	5,150	-	102	84,097
Revisions of previous estimates (4)(5)	13,100	(2,591)	-	-	(30)	10,479
Acquisitions	-	-	-	77,680	421	78,101
Divestitures	-	-	(4,812)	-	-	(4,812)
Production	(9,402)	(1,271)	(338)	(651)	(166)	(11,828)
Net proved reserves at December 31, 2025	68,092	10,589	-	77,029	327	156,037
(1)	Revisions of previous estimates for Pennsylvania for 2024 include additions of 10,244 MMcf related to changes in previously adopted development plans, reductions of 2,849 MMcf related to commodity pricing, and additions of 939 MMcf related to technical revisions.
(2)	Revisions of previous estimates for the Permian Basin for 2024 include additions of 2,317 MMcfe related to technical revisions and reductions of 23 MMcfe related to commodity pricing.
(3)	Revisions of previous estimates for Oklahoma for 2024 include reductions of 196 MMcfe related to commodity pricing and 410 MMcfe related to technical revisions.
(4)	Revisions of previous estimates for Pennsylvania for 2025 include reductions of 5,015 MMcf related to changes in previously adopted development plans, additions of 9,617 MMcf related to commodity pricing, and additions of 8,498 MMcf related to technical revisions.
(5)	Revisions of previous estimates for the Permian Basin for 2025 include reductions of 1,326 MMcfe related to changes in previously adopted development plans, reductions of 429 MMcfe related to commodity pricing, and reductions of 836 MMcf related to technical revisions.

EPSILON ENERGY LTD.

Supplemental Information to Consolidated Financial Statements

(Unaudited)

		Permian
	Pennsylvania	Basin	Oklahoma	Wyoming	Canada	Total
Proved developed reserves:
Natural Gas (MMcf)
At December 31, 2023	45,135	481	1,939	-	-	47,555
At December 31, 2024	54,150	1,265	1,436	-	-	56,851
At December 31, 2025	62,597	1,171	-	11,976	105	75,849
Natural Gas Liquids (MBbl)
At December 31, 2023	-	116	133	-	-	249
At December 31, 2024	-	375	115	-	-	490
At December 31, 2025	-	307	-	1,285	7	1,599
Oil and condensate (MBbl)
At December 31, 2023	-	194	78	-	-	272
At December 31, 2024	-	779	51	-	17	847
At December 31, 2025	-	752	-	3,218	30	4,000
Total proved developed reserves (MMcfe)
At December 31, 2023	45,135	2,341	3,205	-	-	50,681
At December 31, 2024	54,150	8,189	2,432	-	102	64,873
At December 31, 2025	62,597	7,524	-	38,996	327	109,444

Proved undeveloped reserves:
Natural Gas (MMcf)
At December 31, 2023	16,625	-	1,736	-	-	18,361
At December 31, 2024	10,244	785	1,521	-	-	12,550
At December 31, 2025	5,495	419	-	4,609	-	10,523
Natural Gas Liquids (MBbl)
At December 31, 2023	-	-	134	-	-	134
At December 31, 2024	-	253	134	-	-	387
At December 31, 2025	-	114	-	639	-	753
Oil and condensate (MBbl)
At December 31, 2023	-	-	69	-	-	69
At December 31, 2024	-	660	65	-	-	725
At December 31, 2025	-	327	-	4,932	-	5,259
Total proved undeveloped reserves (MMcfe)
At December 31, 2023	16,625	-	2,957	-	-	19,582
At December 31, 2024	10,244	6,263	2,717	-	-	19,224
At December 31, 2025	5,495	3,065	-	38,033	-	46,593

Total proved reserves:
Natural Gas (MMcf)
At December 31, 2023	61,760	481	3,675	-	-	65,916
At December 31, 2024	64,394	2,050	2,957	-	-	69,401
At December 31, 2025	68,092	1,590	-	16,585	105	86,372
Natural Gas Liquids (MBbl)
At December 31, 2023	-	116	267	-	-	383
At December 31, 2024	-	628	249	-	-	877
At December 31, 2025	-	421	-	1,924	7	2,352
Oil and condensate (MBbl)
At December 31, 2023	-	194	147	-	-	341
At December 31, 2024	-	1,439	116	-	17	1,572
At December 31, 2025	-	1,079	-	8,150	30	9,259
Total proved reserves (MMcfe)
At December 31, 2023	61,760	2,341	6,162	-	-	70,263
At December 31, 2024	64,394	14,452	5,149	-	102	84,097
At December 31, 2025	68,092	10,589	-	77,029	327	156,037

EPSILON ENERGY LTD.

Supplemental Information to Consolidated Financial Statements

(Unaudited)

Capitalized Costs Relating to Natural Gas and Oil Producing Activities

The following table sets forth the capitalized costs relating to Epsilon’s crude oil and natural gas production activities at December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024
Proved properties	$233,334,212	$191,879,210
Unproved properties	79,307,169	28,364,186
Total Oil & Gas Properties	312,641,381	220,243,396
Accumulated depreciation, depletion, amortization and impairment	(131,636,141)	(123,281,395)
Net capitalized costs	$181,005,240	$96,962,001

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

		Permian
	Pennsylvania	Basin	Oklahoma	Wyoming	Canada	Total
Oil and Natural Gas Activities:
Total costs incurred for oil and natural gas activities as of December 31, 2025
Unproved acquisition costs	$407,320	$6,596	$—	$58,236,953	$4,912,775	$63,563,644
Proved acquisition costs	27,093	478,531	—	44,000,000	27,230	44,532,854
Proved development costs	1,697,314	3,328,017	54,504	1,363,640	2,790,053	9,233,528
Total costs incurred	$2,131,727	$3,813,144	$54,504	$103,600,593	$7,730,058	$117,330,026
Total costs incurred for oil and natural gas activities as of December 31, 2024
Unproved acquisition costs	$499,820	$1,345,113	$—	$—	$1,014,380	$2,859,313
Proved acquisition costs	17,389	12,147,327	—	—	—	12,164,716
Proved development costs	4,782,274	12,193,104	68,651	—	1,876,953	18,920,982
Total costs incurred	$5,299,483	$25,685,544	$68,651	$—	$2,891,333	$33,945,011

Results of Operations for Natural Gas and Oil Producing Activities

The following table sets forth results of operations for natural gas and oil producing activities for the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024
Oil and gas producing activities:
Gas sales	$29,121,446	$10,786,068
Oil and other liquid sales	15,782,375	15,212,644
Total revenues	44,903,821	25,998,712
Lease operating costs	(12,518,325)	(7,264,824)
Depreciation, depletion, amortization, accretion and impairment	(14,603,299)	(10,718,231)
Income tax expense	589,535	(1,629,093)
Results of operations from oil and gas producing activities	$18,371,732	$6,386,564

EPSILON ENERGY LTD.

Supplemental Information to Consolidated Financial Statements

(Unaudited)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Natural Gas and Oil Reserves

The following information has been developed utilizing procedures prescribed by the Extractive Activities—Natural Oil and Gas (Topic 932) of the ASC and based on natural gas reserves and production volumes estimated by our independent petroleum consultants, DeGolyer and MacNaughton and Cawley Gillespie & Associates. The commodity prices estimated below were based on a 12-month average of first-day-of-the-month commodity prices for the years 2025 and 2024. The following information may be useful for certain comparative purposes, but should not be solely relied upon in evaluating Epsilon or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of Epsilon.

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

The following table sets forth the standardized measure of discounted future net cash flows from projected production of Epsilon’s gas reserves as of December 31, 2025 and 2024.

	Year ended December 31,
	2025	2024
Standard measure of discounted net cash flows
Future cash inflows	$870,588,365	$248,266,584
Future production costs	(403,654,558)	(109,070,217)
Future development costs(1)	(119,751,295)	(31,461,723)
Future income taxes(2)	(53,642,936)	(18,611,204)
Future net cash flows (undiscounted)	293,539,576	89,123,440
10% annual discount for estimated timing of cash flows	(137,392,539)	(38,466,846)
Standardized measure of discounted future net cash flows	$156,147,037	$50,656,595
(1)	Costs associated with the abandonment of proved properties are included in future development costs.
(2)	Future income taxes for 2025 and 2024 were estimated using a combined federal and state statutory tax rate of approximately 24.4%.

EPSILON ENERGY LTD.

Supplemental Information to Consolidated Financial Statements

(Unaudited)

Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table sets forth the changes in the standardized measure of discounted future net cash flows for the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024
Future net cash flows	$50,656,595	$32,972,908
Changes in price and production costs	26,092,350	(3,339,422)
Net changes in future development costs	493,413	(26,549,734)
Revenue less production and other costs	(30,520,727)	(17,599,243)
Acquisition of reserves	109,248,947	40,846,884
Divestitures of reserves	(3,372,093)	—
Revisions of previous quantity estimates	18,421,546	6,014,458
Development costs incurred	8,496	14,319,839
Net change in income taxes	(18,373,921)	(3,647,700)
Accretion of discount	6,230,973	3,742,998
Timing differences and other technical revisions	(2,738,542)	3,895,607
Future net cash flows	$156,147,037	$50,656,595

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.     CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the design and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As disclosed in Note 4 “Business Combination” included in the notes to the consolidated financial statements contained herein, the Company completed the acquisition of Peak Exploration & Production LLC and Peak BLM Lease LLC (collectively, “Peak”), on November 14, 2025 in a business combination. As discussed in Securities and Exchange Commission (“SEC”) staff guidance, a company may conclude it will exclude an acquired business from the assessment of internal control over financial reporting during the first year after completion of an acquisition. In light of the overlap between a company’s disclosure controls and procedures and its internal control over financial reporting, the evaluation of disclosure controls and procedures may also exclude an assessment of the disclosure controls and procedures of the acquired entity that are subsumed in internal control over financial reporting. In consideration of the SEC staff guidance, we excluded Peak from our assessment of the effectiveness of disclosure controls and procedures as of December 31, 2025. Peak’s total assets and total revenues excluded from our assessment represented approximately 52% and 8% of the Company’s consolidated total assets and consolidated total revenues, respectively, as of and for the year ended December 31, 2025.

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

With the participation of our management, we performed an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework).” As disclosed above, the Company completed the Peak acquisition on November 14, 2025. The scope of management’s assessment of internal controls over financial reporting excluded the internal controls of Peak which is in accordance with guidance issued by the SEC Staff. Based upon our evaluation under the 2013 Framework, we have concluded that as of December 31, 2025 our internal control over financial reporting was not effective due to the material weakness discussed below.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

As part of our assessment of internal controls over financial reporting, management identified a material weakness related to the accounting for significant and non-standard transactions. After giving consideration to the material weakness, and the additional analyses and other procedures we performed to ensure that our Financial Statements included in this Annual Report on Form 10-K were prepared in accordance with GAAP, our management has concluded that our Financial

Statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP.

Plan for Remediation of Material Weakness

We have initiated remediation efforts designed to strengthen review and approval procedures for significant and non-standard transactions. These remediation activities are ongoing. Until such measures are fully implemented and operating effectively for a sufficient period, we cannot conclude that our disclosure controls and procedures are effective.

Attestation Report of Independent Registered Public Accounting Firm

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

Changes in Internal Control Over Financial Reporting

As discussed above, on November 14, 2025, we completed the Peak acquisition. We are currently integrating the business and operations of Peak into our internal control over financial reporting. In executing the integration, we are evaluating changes to controls and procedures related to Peak’s business and operations. We have excluded the Peak acquisition from our assessment of internal control over financial reporting.

Except as described above and the material weakness identified, there have been no significant changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The names, ages, business experience (for at least the past five years) and positions of our directors and executive officers as of December 31, 2025, are set out below. Our Board of Directors consisted of six members at such date. All directors serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified. The Board of Directors appoints the executive officers annually.

Directors and Executive Officers	Age	Position with us
Jason Stabell	51	Chief Executive Officer and Director
Henry N. Clanton	63	Chief Operating Officer
Andrew Williamson	37	Chief Financial Officer
John Lovoi	65	Chairman of the Board and Director
Tracy Stephens	65	Director
Jason Stankowski	55	Director
David Winn	63	Director
Nicola Maddox	70	Director
Jack Vaughn	80	Director
Bryan Lawrence	83	Director

Biographies of Corporate Directors and Executive Officers.

Jason Stabell. Mr. Stabell has served as chief executive officer and a director for Epsilon Energy Ltd. since July 2022. He has worked in the energy industry since 1998 with a focus on upstream E&P. Previously he served as President and CEO of Merlon International, LLC, a privately held company with assets in the Western Desert of Egypt and US Gulf Coast which was sold in 2019 to a publicly listed UK company where he served as an advisor until 2021. Previous to that, he served as CFO and ultimately President of privately held Merlon Petroleum Company, which had assets in the US Gulf Coast and Egypt and was sold in 2006. He has a BA in Economics from Williams College. We believe that Mr. Stabell is qualified to serve as a member of our board of directors as a result of his experience in the natural gas and oil industry.

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

Jack E. Vaughn. Mr. Vaughn is the founder of Peak E&P and has served as the Chairman of the board of directors and the Chief Executive Officer of Peak E&P since its formation in March 2011. Mr. Vaughn has almost 50 years of experience in the exploration and production industry. From 2002 to 2011, Mr. Vaughn was the Chairman of the board of directors and Chief Executive Officer for three prior iterations of Peak E&P with projects in the Granite Wash in the Texas Panhandle, the Barnett Shale in the Ft. Worth Basin, and in the Bakken Formation in the Williston Basin of North Dakota. Prior to forming Peak E&P, Mr. Vaughn served as the Vice President–Rocky Mountain Division for EnerVest Management Partners Ltd. from 1996 to 2002. Mr. Vaughn also managed a successful San Juan Basin coal bed methane project owned by an EnerVest Management Partners Ltd. and GE Capital Oil & Gas partnership and later sold to Texaco Inc. in November 2001. Before that, Mr. Vaughn was an Executive Project Manager for the Hillman Company Energy Group, where he managed the development of a successful CBM project in the San Juan Basin from 1989 to 2002. Prior to that time, Mr. Vaughn worked as a consultant in drilling and completion operations and project management throughout the Rockies, East Texas, and the Mid-Continent for a number of independents. Mr. Vaughn started his career in 1968 with Amoco Oil Company. Mr. Vaughn also served as member of the board of directors for Bonanza Creek Energy, Inc., the predecessor of Civitas Resources, Inc., from April 2017 until its acquisition by Civitas in April 2021. Mr. Vaughn holds a B.S. in Petroleum Engineering from the University of Texas at Austin.

Bryan H. Lawrence. Mr. Lawrence is the founder and managing member Yorktown Energy Partners, which for over 25 years has managed private equity partnerships that have made investments in companies engaged in the energy industry. Mr. Lawrence was employed with the investment firm of Dillon, Read & Co. Inc. (“Dillon Read”) from 1966 to 1997, serving most recently as a Managing Director until Dillon Read merged with SCB Warburg in September 1997. Mr. Lawrence also serves as a director of the following publicly traded companies: Ramaco Resources, Inc., Riley Exploration Permian, Inc., Hallador Energy Company and Kestrel Heat LLC, the general partner of Star Group, L.P., as well as other non-public companies in the energy industry in which Yorktown holds equity interests. Mr. Lawrence is a graduate of Hamilton College and holds an M.B.A. from Columbia University.

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

The Board held eleven meetings during 2025 and ten meetings during 2024. All Board meetings were conducted with open and candid discussions. As such, directors did not hold any separate meetings, other than Audit and Compensation, Nominating and Corporate Governance Committee meetings. The members of the Board have the ability to meet on their own and are authorized to retain independent financial, legal and other experts as required whenever, in their opinion, matters come before the Board that require an independent analysis by the members of the Board. The Board intends to hold at least four regular meetings each year, as well as additional meetings as required. The Board has not established any required attendance levels for the Board and committee meetings. In setting the regular meeting schedule, care is taken to ensure that meeting dates are set to accommodate directors’ schedules so as to encourage full attendance.

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

Compensation, Nominating and Corporate Governance Committee. The Compensation, Nominating and Corporate Governance Committee is currently comprised of Tracy Stephens (Chairman), John Lovoi, Nicola Maddox, Bryan Lawrence, and Jack Vaughn. All members of this committee, with the exception of Bryan Lawrence and Jack Vaughn, are independent directors.

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

The following table sets out information concerning the compensation paid to our principal executive officer and our two most highly compensated executive officers other than our principal executive officer, or our named executive officers, for the two years ended December 31, 2025 and 2024. Compensation amounts in the following table are in U.S. dollars.

Name and principal				Share-based	Other	Total
position	Year	Salary	Bonuses	Awards	Compensation (4)	Compensation
Jason Stabell, CEO (1)	2025	$331,000	$237,000	$796,998	$16,760	$1,381,758
	2024	$322,000	$164,000	$552,001	$18,446	$1,056,447
Henry N. Clanton, COO (2)	2025	$290,000	$178,000	$237,002	$15,042	$720,044
	2024	$282,000	$123,000	$164,000	$19,341	$588,341
Andrew Williamson, CFO (3)	2025	$271,000	$214,000	$340,001	$14,058	$839,059
	2024	$264,000	$139,000	$221,001	$17,469	$641,470
(1)	Mr. Stabell was hired as our chief executive officer in July 2022. His 2025 base salary was $331,000.

2025—Share award of 166,736 common shares valued at $4.78 per share, the 30-day volume weighted average price ending on the grant date of December 31, 2025, which vests evenly over a three year period.

Share award of 20,007 dividend equivalent rights common shares valued at $4.64 per share, market price on the grant date of December 31, 2025, which vested immediately.

2024—Share award of 88,889 common shares valued at $6.21 per share, market price on the grant date of December 31, 2024, which vests evenly over a three year period.

(2)	Mr. Henry Clanton was hired as our chief operating officer in January 2018. His 2025 base salary was $290,000.

2025—Share award of 49,582 common shares valued at $4.78 per share, the 30-day volume weighted average price ending on the grant date of December 31, 2025, which vests evenly over a three year period.

Share award of 2,946 dividend equivalent rights common shares valued at $4.64 per share, market price on the grant date of December 31, 2025, which vested immediately.

2024—Share award of 26,409 common shares valued at $6.21 per share, market price on the grant date of December 31, 2024, which vest evenly over a three year period.

(3)	Mr. Andrew Williamson was hired as our chief financial officer in July 2022. His 2025 base salary was $271,000.

2025—Share award of 71,130 common shares valued at $4.78 per share, the 30-day volume weighted average price ending on the grant date of December 31, 2025, which vests evenly over a three year period.

Share award of 8,315 dividend equivalent rights common shares valued at $4.64 per share, market price on the grant date of December 31, 2025, which vested immediately.

2024—Share award of 35,588 valued at $6.21 per share, market price on the grant date of December 31, 2024, which grants vest evenly over a three year period.

(4)	As a Company policy, Epsilon matches on 401K contributions up to 5%.

Mr. Stabell and the Company entered into an Executive Employment Agreement, effective July 1, 2022.  The terms of the Employment Agreement have been adjusted by the Board subsequent to its effective date.  Mr. Stabell serves as CEO on an “at-will” basis for an annual base salary of $331,000 during 2025 and $322,000 during 2024. In addition to his base salary, Mr. Stabell is eligible to receive an annual incentive cash bonus targeted at $200,000 for achieving performance goals established by the Compensation Committee of the Board in its sole discretion for the then current calendar year. Additionally, Mr. Stabell is eligible for equity awards in the discretion of the Compensation Committee, which in 2025 included 166,736 common shares $4.78 per share (the 30-day volume weighted average price ending on the grant date of December 31, 2025) which vests evenly over a three year period, and in 2024 included 88,889 common shares valued at $6.21 per share (market price on the grant date of December 31, 2024), which vests evenly over a three year period.  Mr. Stabell is entitled to participate in all applicable Company benefit plans, programs, or arrangements that the Company may offer to its executives generally, from time to time, and as may be amended from time to time.

Mr. Clanton and the Company entered into an Executive Employment Agreement, effective January 14, 2024.  The terms of the Employment Agreement have been adjusted by the Board subsequent to its effective date.  Mr. Clanton serves as COO on an “at-will” basis for an annual base salary of $290,000 during 2025 and $282,000 during 2024. In addition to his base salary, Mr. Clanton is eligible to receive an annual incentive cash bonus targeted at $150,000 for achieving performance goals established by the Compensation Committee of the Board in its sole discretion for the then current calendar year. Additionally, Mr. Clanton is eligible for equity awards in the discretion of the Compensation Committee, which in 2025 included 49,582 common shares valued at $4.78 per share (the 30-day volume weighted average price ending on the grant date of December 31, 2025), which vests evenly over a three year period and in 2024 included 26,409 common shares valued at $6.21 per share (market price on the grant date of December 31, 2024), which vests evenly over a three year period.  Mr. Clanton is entitled to participate in all applicable Company benefit plans, programs, or arrangements that the Company may offer to its executives generally, from time to time, and as may be amended from time to time.

Mr. Williamson and the Company entered into an Executive Employment Agreement, effective July 1, 2022.  The terms of the Employment Agreement have been adjusted by the Board subsequent to its effective date.  Mr. Williamson serves as CFO on an “at-will” basis for an annual base salary of $271,000 during 2025 and $264,000 during 2024. In addition to his base salary, Mr. Williamson is eligible to receive an annual incentive cash bonus targeted at $170,000 for achieving performance goals established by the Compensation Committee of the Board in its sole discretion for the then current calendar year. Additionally, Mr. Williamson is eligible for equity awards in the discretion of the Compensation Committee, which in 2025 included 71,130 common shares valued at $4.78 per share (the 30-day volume weighted average price ending on the grant date of December 31, 2025), which vests evenly over a three year period and in 2024 included 35,588 common shares valued at $6.21 per share (market price on the grant date of December 31, 2024), which vests evenly over a three year period.  Mr. Williamson is entitled to participate in all applicable Company benefit plans, programs, or arrangements that the Company may offer to its executives generally, from time to time, and as may be amended from time to time.

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

The maximum number common shares that may be issued under the 2020 Plan is 2,000,000. As of December 31, 2025, 234,834 performance stock units (“PSUs”), and 1,624,529 time-based restricted shares have been issued, leaving 140,637 shares available to be granted under the 2020 Plan.

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

At December 31, 2025, we were authorized to issue equity securities as follows:

	Number of Shares to be	Weighted Average	Number of Shares Remaining
	Issued Upon Exercise	Exercise Price of	Available for Future Issuance
	of Outstanding Options,	Outstanding Options,	Under Equity Compensation Plans
Plan Category	Warrants and Rights	Warrants and Rights	(excluding shares in column (a))
Common shares under 2020 Equity Incentive Plan	781,792	$5.15	140,637

Incentive Plan Awards for Named Executive Officers

Outstanding Share Based Awards as of December 31, 2025 are as follows:

	Share-based Awards
		Market
	Number of	Value of
	Shares or Units	Share-Based
	of Shares that	Awards that
	Have Not	Have Not
Name	Vested	Vested
Jason Stabell	293,067	$1,359,831
Henry N. Clanton	73,226	$339,769
Andrew Williamson	122,829	$569,927

Incentive Plan Awards—Value Vested or Earned for Named Executive Officers

The values of incentive plan awards that were vested or earned during the year ended December 31, 2025 are as follows:

Share-based awards—Value
Name	Vested During the Year
Jason Stabell	$710,515
Henry N. Clanton	$129,683
Andrew Williamson	$293,095

We have adopted the 2020 Plan as an incentive-based share award plan applicable to all named executive officers and employees.

Change of control is defined as any event whereby any person acquires at least 50% of the Company’s stock or if a group of shareholders causes at least 50% of the board members to change.

DIRECTOR COMPENSATION

The following table contains compensation earned in the year ended December 31, 2025 by our independent directors who are not named executive officers:

		Share-Based
Name	Fees Earned	Awards	Total
John Lovoi	$95,000	$65,000	$160,000
Tracy Stephens	$65,000	$65,000	$130,000
David Winn	$70,000	$65,000	$135,000
Jason Stankowski	$55,000	$65,000	$120,000
Nicola Maddox	$55,000	$65,000	$120,000

On a quarterly basis, we compensate each director for services rendered (unless a director elects not to receive payment) and reimburse reasonable out-of-pocket travel expenses when incurred. At this time, Bryan Lawrence does not receive any compensation and Jack Vaughn will not receive compensation until his one year severance payment is completed in November 2026

As of January 1, 2023, board member compensation is fixed at an annual fee of $55,000 paid in cash quarterly and $65,000 as a share-based award valued at the prior year-end share price (vesting evenly over a three year period). The chairman of the board receives an additional $40,000 annual cash fee, the chairman of the audit committee receives an additional $15,000 annual cash fee, and the chairman of the compensation, nominating, and corporate governance committee receives an additional $10,000 annual cash fee.

Incentive Plan Awards—Value Vested or Earned During the Year for Directors (Other Than Named Executive Officers)

Outstanding Share-Based Awards and Option-Based Awards as of December 31, 2025 are as follows:

	Share-based Awards
		Market or
	Number of	Payout Value
	Shares or Units	of Share-Based
	of Shares that	Awards that
	Have Not	Have Not
Name	Vested	Vested
John Lovoi	24,842	$115,267
Tracy Stephens	24,842	$115,267
David Winn	24,842	$115,267
Jason Stankowski	24,842	$115,267
Nicola Maddox	24,841	$115,262

The values of incentive plan awards that were vested or earned during the year ended December 31, 2025 are as follows:

Share-based awards
Value Vested
Name	During the Year
John Lovoi	$119,773
Tracy Stephens	$72,749
David Winn	$72,749
Jason Stankowski	$72,749
Nicola Maddox	$63,309

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

	Number of	Percentage of
	Common	Common
Name of Beneficial Owner	Shares	Shares Owned
5% Stockholders
Yorktown Energy Partners(1)	6,617,272	21.88%
Solas Capital Management LLC (2)	3,545,186	11.72%
Named Executive Officers and Directors
Jason Stabell (3)	815,809	*
Henry Clanton (4)	103,024	*
Andrew Williamson (5)	174,039	*
John Lovoi (6)	305,853	*
Tracy Stephens (7)	74,493	*
David Winn (8)	45,593	*
Jason Stankowski (9)	393,354	*
Nicola Maddox (10)	21,541	*
Bryan Lawrence (11)	6,617,272	21.88%
Jack Vaughn (12)	29,886	*
All executive officers and directors as a group (10 persons)	8,580,864	28.38%
*	Indicates beneficial ownership of less than 5% of outstanding shares.
(1)	The address of Yorktown Energy Partners is 410 Park Avenue, 20th Floor, New York, New York 10022. Pursuant to a Schedule 13D filed with the SEC on November 14, 2025, Yorktown XI Associates LLC may be deemed to have voting and dispositive power with respect to these common shares. This share total includes shares held by Yorktown Energy Partners IX, X and XI.
(2)	The address of Solas Capital Management, LLC is 1063 Post Rd, 2nd Floor, Darien, Connecticut 06820. Pursuant to a Schedule 13G filed with the SEC on February 14, 2024, Solas Capital Management, LLC (“Solas”) and Frederick Tucker Golden share voting and dispositive power with respect to these common shares. All of the securities reported are owned by advisory clients of Solas, none of which is a beneficial owner of more than 5% as of July 14, 2020.
(3)	Mr. Stabell is our chief executive officer and a member of our board of directors.
(4)	Mr. Clanton is our chief operating officer.
(5)	Mr. Williamson is our chief financial officer.
(6)	Mr. Lovoi is the chairman of our board of directors and is the managing member of JVL Advisors, LLC.
(7)	Mr. Stephens is a member of our board of directors.
(8)	Mr. Winn is a member of our board of directors.
(9)	Mr. Stankowski is a member of our board of directors and a partner and portfolio manager for Clayton Partners, LLC.
(10)	Ms. Maddox is a member of our board of directors.
(11)	Mr. Lawrence is a member of our board of directors and is the founder and managing member Yorktown Energy Partners.
(12)	Mr. Vaughn is a member of the board of directors.

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

Securities Authorized For Issuance under Equity Compensation Plans

The information required by Item 201 of Regulation S-K in “Item 1. Business – Market for Our Common Equity and Related Stockholder Matters.”

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Since the beginning of fiscal 2025, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds $120,000 and in which any of our directors, executive officers, holders of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, except for the compensation and other arrangements described in “Executive Compensation” and “Director Compensation” elsewhere in this document and the transactions described below.

Independence of the Board of Directors

The Board is currently composed of seven directors who provide us with a wide diversity of business experience.

Our Board has determined that John Lovoi, Tracy Stephens, Jason Stankowski, David Winn, and Nicola Maddox, are independent in accordance with the listing requirements of the NASDAQ Global Market, representing over 50% of the Board. Our Board conducted its independence analysis for each of its current members, considering all relevant facts and circumstances, including the director’s other commercial, accounting, legal, banking, consulting, charitable and familial relationships. Pursuant to its review, the Board determined that with respect to each of its current members, there are no disqualifying factors with respect to director independence enumerated in the listing standards of NASDAQ or any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that each such member is an “independent director” as defined in the listing standards of NASDAQ.

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

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table summarizes fees billed to us for fiscal 2025 and for fiscal 2024 by our principal auditors, BDO USA, P.C.:

	December 31,	December 31,
	2025	2024
Audit Fees:
Audit of financial statements	$535,262	$388,886
Total Audit Fees	$535,262	$388,886

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)1.	Financial Statements:
Report of Independent Registered Public Accounting Firm (PCAOB ID 243)
Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024.
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2025 and December 31, 2024.
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2025 and December 31, 2024.
Consolidated Statements of Cash Flows for the years ended December 31, 2025 and December 31, 2024.
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

11.0

Membership Interest Purchase Agreement dated August 11, 2025, among the Sellers party thereto, Peak Exploration & Production, LLC, Epsilon Energy USA, Inc., Epsilon Energy Ltd., and Yorktown Energy Partners XI, L.P. (as Sellers’ Representative) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 11, 2025)

11.1

Membership Interest Purchase Agreement dated August 11, 2025, among Yorktown Energy Partners XI, L.P., Peak BLM Lease LLC, Epsilon Energy USA, Inc., and Epsilon Energy Ltd. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated August 11, 2025)

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 of Form 10-K, File No. 001-38770, filed on March 19, 2025)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of Form 10, File No. 001-38770, filed on December 21, 2018)

23.1*	Consent of DeGolyer and MacNaughton

23.2*	Consent of BDO USA, P.C.

23.3*	Consent of Cawlie, Gillespie & Associates

31.1*	Rule 13a-14(a)/15d-14(a) Certification.

31.2*	Rule 13a-14(a)/15d-14(a) Certification.

32.1**	Section 1350 Certifications.

32.2**	Section 1350 Certifications.

97.1	Epsilon Energy Ltd. Clawback Policy (incorporated by reference to Exhibit 97.1 of Form 10-K, File No. 001-38770, filed on March 21, 2024)

99.1*	Summary Reserve Report – DeGolyer and MacNaughton

99.2*	Summary Reserve Report – Cawlie, Gillespie & Associates

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
+	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 27, 2026.

Epsilon Energy Ltd.

By: /s/ J. Andrew Williamson
J. Andrew Williamson
Chief Financial Officer
(duly authorized to sign on behalf of the registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date
/s/ Jason Stabell	Chief Executive Officer	March 27, 2026
Jason Stabell	(Principal Executive Officer)

/s/ Andrew Williamson	Chief Financial Officer	March 27, 2026
Andrew Williamson	(Principal Financial and Accounting Officer)

/s/ John Lovoi	Chairman of the Board	March 27, 2026
John Lovoi

/s/ Jason Stankowski	Director	March 27, 2026
Jason Stankowski

/s/ Tracy Stephens	Director	March 27, 2026
Tracy Stephens

/s/ David Winn	Director	March 27, 2026
David Winn

/s/ Nicola Maddox	Director	March 27, 2026
Nicola Maddox

/s/ Jack E. Vaughn	Director	March 27, 2026
Jack E. Vaughn

/s/ Bryan H. Lawrence	Director	March 27, 2026
Bryan H. Lawrence