Form 10-Q
period 2026-03-31
Epsilon Energy Ltd.
filed 2026-05-13
CIK 1726126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Yes ☐ No ⌧

As of May 11, 2026, there were 30,248,617 Common Shares outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report constitute forward-looking statements. The use of any of the words ‘‘anticipate,’’ ‘‘continue,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘may,’’ ‘‘will,’’ ‘‘project,’’ ‘‘should,’’ ‘‘believe,’’ and similar expressions and statements relating to matters that are not historical facts constitute ‘‘forward looking information’’ within the meaning of applicable securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated. Such forward-looking statements are based on reasonable assumptions, but no assurance can be given that these expectations will prove to be correct and the forward-looking statements included in this report should not be unduly relied upon. These statements are made only as of the date of this report. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to natural gas and oil production rates, commodity prices for crude oil or natural gas, supply and demand for natural gas and oil; the estimated quantity of natural gas and oil reserves, including reserve life; future development and production costs, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2025, and those described from time to time in our future reports filed with the Securities and Exchange Commission. You should consider carefully the statements under Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2025. Our Annual Report on Form 10-K for the year ended December 31, 2025 is available on our website at www.epsilonenergyltd.com.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$7,912,858	$8,959,954
Accounts receivable	16,794,429	16,132,501
Fair value of derivatives	426,255	2,694,340
Prepaid income taxes	2,959,475	2,949,311
Other current assets	1,688,563	1,847,672
Total current assets	29,781,580	32,583,778
Non-current assets
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	237,783,115	233,334,212
Unproved properties	79,690,561	79,307,169
Accumulated depletion, depreciation, amortization and impairment	(134,196,469)	(131,636,141)
Total oil and gas properties, net	183,277,207	181,005,240
Gathering system	43,593,370	43,540,389
Accumulated depletion, depreciation, amortization and impairment	(37,680,704)	(37,472,139)
Total gathering system, net	5,912,666	6,068,250
Land	1,231,965	1,231,965
Buildings and other property and equipment, net	4,077,163	4,132,732
Total property and equipment, net	194,499,001	192,438,187
Other assets:
Operating lease right-of-use assets, long term	429,923	488,949
Restricted cash	553,000	553,000
Fair value of derivatives, long term	185,056	1,154,936
Deferred financing costs	724,263	774,347
Prepaid drilling costs	246,220	246,220
Total non-current assets	196,637,463	195,655,639
Total assets	$226,419,043	$228,239,417

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable trade	$8,159,934	$11,148,050
Gathering fees payable	1,047,841	1,076,143
Royalties payable	10,071,572	8,702,526
Accrued capital expenditures	577,154	24,888
Accrued compensation	739,649	1,056,304
Other accrued liabilities	2,927,196	2,682,090
Fair value of derivatives	3,833,399	—
Operating lease liabilities	271,790	271,494
Total current liabilities	27,628,535	24,961,495
Non-current liabilities
Credit facility payable	45,500,000	50,500,000
Ad valorem taxes, long term	7,411,971	7,411,971
Asset retirement obligations	7,553,458	7,437,960
Fair value of derivatives, long term	810,629	—
Deferred income taxes	13,120,790	12,855,585
Operating lease liabilities, long term	271,046	340,052
Total non-current liabilities	74,667,894	78,545,568
Total liabilities	102,296,429	103,507,063
Commitments and contingencies (Note 10)
Shareholders' equity
Preferred shares, no par value, unlimited shares authorized, none issued or outstanding	—	—
Common shares, no par value, unlimited shares authorized and 30,239,980 shares issued and outstanding at March 31, 2026 and December 31, 2025	154,274,125	154,274,125
Additional paid-in capital	14,411,351	13,863,824
Accumulated deficit	(54,457,110)	(53,302,162)
Accumulated other comprehensive income	9,894,248	9,896,567
Total shareholders' equity	124,122,614	124,732,354
Total liabilities and shareholders' equity	$226,419,043	$228,239,417

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

	Three months ended March 31,
	2026	2025
Revenues from contracts with customers:
Gas, oil, NGL, and condensate revenue	$23,938,010	$14,270,790
Gas gathering and compression revenue	1,657,777	1,892,350
Total revenue	25,595,787	16,163,140

Operating costs and expenses:
Lease operating expenses	7,195,313	2,755,898
Gathering system operating expenses	594,446	552,651
Depletion, depreciation, amortization, and accretion	3,002,339	3,475,857
Impairment expense	—	6,669
Transaction costs	71,420	—
General and administrative expenses:
Stock based compensation expense	547,527	385,838
Other general and administrative expenses	3,378,142	1,818,418
Total operating costs and expenses	14,789,187	8,995,331
Operating income	10,806,600	7,167,809

Other income (expense):
Interest income	45,543	15,299
Interest expense	(941,581)	(12,211)
Loss on derivative contracts, net	(8,929,829)	(1,462,170)
Other income (expense), net	16,428	(22,499)
Other expense, net	(9,809,439)	(1,481,581)

Net income before income tax expense	997,161	5,686,228
Income tax expense	267,736	1,670,194
NET INCOME	$729,425	$4,016,034
Currency translation adjustments	(2,319)	(50,116)
NET COMPREHENSIVE INCOME	$727,106	$3,965,918

Net income per share, basic	$0.02	$0.18
Net income per share, diluted	$0.02	$0.18
Weighted average number of shares outstanding, basic	30,239,980	22,008,766
Weighted average number of shares outstanding, diluted	30,262,466	22,109,819

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

						Accumulated
						Other		Total
	Common Shares Issued		Treasury Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	paid-in Capital	Income	Deficit	Equity
Balance at January 1, 2026	30,239,980	$154,274,125	—	$—	$13,863,824	$9,896,567	$(53,302,162)	$124,732,354
Net income	—	—	—	—	—	—	729,425	729,425
Dividends paid	—	—	—	—	—	—	(1,884,373)	(1,884,373)
Stock-based compensation expense	—	—	—	—	547,527	—	—	547,527
Other comprehensive loss	—	—	—	—	—	(2,319)	—	(2,319)
Balance at March 31, 2026	30,239,980	$154,274,125	—	$—	$14,411,351	$9,894,248	$(54,457,110)	$124,122,614

						Accumulated
						Other		Total
	Common Shares Issued		Treasury Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	paid-in Capital	Income	Deficit	Equity
Balance at January 1, 2025	22,008,766	$116,081,031	—	$—	$12,118,907	$10,033,267	$(41,505,076)	$96,728,129
Net income	—	—	—	—	—	—	4,016,034	4,016,034
Dividends paid	—	—	—	—	—	—	(1,375,612)	(1,375,612)
Stock-based compensation expense	—	—	—	—	385,838	—	—	385,838
Other comprehensive loss	—	—	—	—	—	(50,116)	—	(50,116)
Balance at March 31, 2025	22,008,766	$116,081,031	—	$—	$12,504,745	$9,983,151	$(38,864,654)	$99,704,273

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$729,425	$4,016,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	3,002,339	3,475,857
Impairment expense	—	6,669
Amortization on deferred financing costs	50,084	—
Loss on derivative contracts	8,929,829	1,462,170
Settlement paid on derivative contracts	(1,047,836)	(415,043)
Settlement of asset retirement obligation	—	(1,600)
Stock-based compensation expense	547,527	385,838
Deferred income tax expense (benefit)	265,205	(321,452)
Changes in assets and liabilities:
Accounts receivable	(661,928)	(2,159,795)
Prepaid income taxes	(10,164)	978,542
Other assets and liabilities	112,036	141,640
Accounts payable, royalties payable, gathering fees payable, and other accrued liabilities	(1,813,998)	91,390
Income taxes payable	—	922,326
Net cash provided by operating activities	10,102,519	8,582,576
Cash flows from investing activities:
Additions to unproved oil and gas properties	(383,391)	(5,060,901)
Additions to proved oil and gas properties	(3,830,774)	(2,578,866)
Additions to gathering system properties	(50,583)	(104,275)
Deductions to land, buildings and property and equipment	1,825	—
Prepaid drilling costs	—	960,136
Net cash used in investing activities	(4,262,923)	(6,783,906)
Cash flows from financing activities:
Payment on credit facility	(5,000,000)	—
Dividends paid	(1,884,373)	(1,375,612)
Net cash used in financing activities	(6,884,373)	(1,375,612)
Effect of currency rates on cash, cash equivalents, and restricted cash	(2,319)	(50,116)
Decrease (increase) in cash, cash equivalents, and restricted cash	(1,047,096)	372,942
Cash, cash equivalents, and restricted cash, beginning of period	9,512,954	6,989,793
Cash, cash equivalents, and restricted cash, end of period	$8,465,858	$7,362,735

Supplemental cash flow disclosures:
Income tax paid - federal	$—	$80,000
Income tax paid - state (PA)	$10,933	$5,138
Income tax paid - state (other)	$—	$25
Interest paid	$42,347	$657

Non-cash investing activities:
Change in proved properties accrued in accounts payable	$618,129	$341,974
Change in gathering system accrued in accounts payable	$2,398	$(44,228)
Asset retirement obligation asset additions and adjustments	$—	$18,235

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

2. Basis of Preparation

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the appropriate rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. All adjustments which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations for the interim periods presented have been included. The interim financial information and notes hereto should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended December 31, 2025. The results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts in the Consolidated Statements of Cash Flows as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Cash and cash equivalents	$7,912,858	$8,959,954
Restricted cash included in other assets	553,000	553,000
Cash, cash equivalents, and restricted cash in the statement of cash flows	$8,465,858	$9,512,954

4.  Property and Equipment

The following table summarizes the Company’s property and equipment as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	$237,783,115	$233,334,212
Unproved properties	79,690,561	79,307,169
Accumulated depletion, depreciation, amortization and impairment	(134,196,469)	(131,636,141)
Total oil and gas properties, net	183,277,207	181,005,240
Gathering system	43,593,370	43,540,389
Accumulated depletion, depreciation, amortization and impairment	(37,680,704)	(37,472,139)
Total gathering system, net	5,912,666	6,068,250
Land	1,231,965	1,231,965
Buildings and other property and equipment, net	4,077,163	4,132,732
Total property and equipment, net	$194,499,001	$192,438,187

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

During the three months ended March 31, 2026, no impairment was recorded.

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

5. Revolving Line of Credit

The Company closed a new senior secured reserve based revolving credit facility on October 10, 2025 with Frost Bank as administrative agent and Frost Bank and Texas Capital Bank as lenders. As of March 31, 2026, the borrowing base was $80 million, supported by the Company’s producing reserves and is subject to semi-annual redeterminations with a maturity date of October 10, 2029. Interest will be charged at the 3-month Term SOFR rate plus a margin of 3-4% (depending on facility utilization), payable quarterly. The facility is secured by the assets of the Company’s Epsilon Energy USA subsidiary. During April 2026, the Company made a $5 million repayment on the outstanding credit facility.

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

We were in compliance with the financial covenants of the agreement as of March 31, 2026.

	Balance at	Balance at
	March 31,	December 31,
	2026	2025	Borrowing Base	Interest Rate
Credit facility payable	$45,500,000	$50,500,000	$80,000,000	SOFR + 3.25%

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

During the three months ended March 31, 2026, no shares were repurchased under the new or previous share repurchase program.

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

Restricted Stock

For the three months ended March 31, 2026, no restricted common shares were awarded to the Company’s board of directors and employees. For the year ended December 31, 2025, 488,283 restricted common shares with a weighted average grant date fair value of $4.78 were awarded to the Company’s management, employees, and board of directors. These shares vest over a three-year period, with an equal number of shares being issued per period on the anniversary of the award resolution. The vesting of the shares is contingent on the individuals’ continued employment or service. The Company determined the fair value of the granted Restricted Stock based on the market price of the common shares of the Company on the date of grant.

The following table summarizes restricted stock activity for the three months ended March 31, 2026, and the year ended December 31, 2025:

	Three months ended			Year ended
	March 31, 2026			December 31, 2025
	Number of	Weighted	Weighted	Number of	Weighted	Weighted
	Restricted	Average	Average	Restricted	Average	Average
	Shares	Remaining Life	Grant Date	Shares	Remaining Life	Grant Date
	Outstanding	(years)	Fair Value	Outstanding	(years)	Fair Value
Balance non-vested Restricted Stock at beginning of period	781,792	1.71	$5.06	560,970	1.61	$5.77
Granted	—	—	—	488,283	1.50	4.78
Vested	—	—	—	(267,461)	—	5.60
Balance non-vested Restricted Stock at end of period	781,792	1.46	$5.06	781,792	1.71	$5.06

Stock compensation expense for the granted Restricted Stock is recognized over the vesting period. Stock compensation expense recognized during the three months ended March 31, 2026 and 2025 was $547,527 and $385,838, respectively.

As of March 31, 2026, the Company had unrecognized stock-based compensation related to these shares of $3,598,699 to be recognized over a weighted average period of 1.28 years (at December 31, 2025: $4,146,227 over 1.37 years).

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

(d)Dividends

On March 3, 2026, the Board declared a quarterly dividend of $0.0625 per common share (annualized $0.25 per common share) totaling in aggregate an amount of approximately $1.9 million that was paid on March 31, 2026.

7. Revenue Recognition

Revenues are comprised of sales of natural gas, oil and natural gas liquids (“NGLs”), along with the revenue generated from the Company’s ownership interest in the gas gathering system in the Auburn field in Northeastern Pennsylvania.

Overall, product sales revenue generally is recorded in the month when contractual delivery obligations are satisfied, which occurs when control is transferred to the Company’s customers at delivery points based on contractual terms and conditions. In addition, gathering and compression revenue generally is recorded in the month when contractual service obligations are satisfied, which occurs as control of those services is transferred to the Company’s customers. Gathering System revenues derived from Epsilon’s production, which have been eliminated from total gathering system revenues (“elimination entry”), amounted to $0.4 million and $0.6 million, respectively, for the three months ended March 31, 2026 and 2025.

The following table details revenue for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Revenue
Natural gas	$13,402,522	$10,613,573
Natural gas liquids	1,073,301	387,250
Oil and condensate	9,462,187	3,269,967
Gathering and compression fees (1)	1,657,777	1,892,350
Total revenue	$25,595,787	$16,163,140
(1)	Net of the elimination entry

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

Current Expected Credit Losses

Under ASU 326, Financial Instruments – Credit Losses, estimated losses on financial assets are provided through an allowance for credit losses. The majority of our financial assets are held in cash and cash equivalents and accounts receivable. The accounts receivable are primarily from purchasers of oil and natural gas, counterparties to our financial instruments, and revenues earned for compression and gathering services. Our oil, gas, and natural gas liquids accounts receivable are generally collected within 30 days after the end of the month. Compression and gathering receivables are generally collected within 60 days after the end of the month. We assess collectability through various procedures, including review of our trade receivable balances by counterparty, assessing economic events and conditions, our historical experience with counterparties, the counterparty’s financial condition and the amount and age of past due accounts. As of March 31, 2026 and December 31, 2025, we determined that our allowance for credit loss was nil.

	March 31,	December 31,	December 31,
	2026	2025	2024
Accounts receivable
Natural gas and oil sales	$13,233,923	$10,848,263	$4,888,294
Joint interest billing	2,828,466	3,603,864	—
Gathering and compression fees	1,230,169	1,307,947	918,471
Commodity contract	(498,129)	167,636	36,957
Other receivables	—	204,791	—
Total accounts receivable	$16,794,429	$16,132,501	$5,843,722

8. Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes certain transactions that have generally been reported in the Consolidated Statements of Changes in Shareholders’ Equity. The activity in accumulated other comprehensive income during the three months ended March 31, 2026 and 2025 consisted of the following:

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$9,896,567	$10,033,267
Translation loss	(2,319)	(50,116)
Balance at end of period	$9,894,248	$9,983,151

9. Income Taxes

Income tax provisions for the three months ended March 31, 2026 and 2025 are as follows:

	Three months ended March 31,
	2026	2025
Current:
Federal	$—	$1,564,061
State	2,531	427,585
Total current income tax expense	2,531	1,991,646
Deferred:
Federal	232,732	(290,264)
State	32,473	(31,188)
Total deferred tax expense	265,205	(321,452)
Income tax expense	$267,736	$1,670,194

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The Company files federal income tax returns in the United States and Canada, and various returns in state and local jurisdictions.

The Company believes it has appropriate support for the income tax positions taken and to be taken on our tax returns and that the accruals for tax liabilities are adequate for all open years based on our assessment of various factors including past experience and interpretations of tax law applied to the facts of each matter. The Company's tax returns are open to audit under the statute of limitations for the years ending December 31, 2022 through December 31, 2025. To the extent we utilize net operating losses generated in earlier years, such earlier years may also be subject to audit..

From 2023-2025, distributions of Epsilon Energy USA Inc. earnings to Epsilon Energy Ltd. incurred a 5% U.S. dividend withholding tax, provided the Company was eligible for benefits under the U.S. / Canada income treaty.

Our effective tax rate will typically differ from the statutory federal rate primarily as a result of state income taxes and the valuation allowance against the Canadian net operating loss. The effective tax rate for the three months ended March 31, 2026 was higher than the statutory federal rate as a result of state income taxes partially offset by the valuation allowance against the Canadian net operating loss.

10. Commitments and Contingencies

The Company enters into commitments for capital expenditures in advance of the expenditures being made. As of March 31, 2026, the Company had commitments of $10.9 million for capital expenditures.

Litigation

In 2025, the Company filed a lawsuit against a contractor regarding alleged non-performance while running casing in a well. The Company is seeking damages due to its inability to complete the Leavitt Fed 2-9-4MH well. Arbitration is scheduled for May 15, 2026 in Casper, WY.

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

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

11. Leases

Under ASC 842, Leases, the Company recognized an operating lease related to its corporate office as of March 31, 2026 and December 31, 2025 as summarized in the following table:

	March 31,	December 31,
	2026	2025
Asset
Operating lease right-of-use assets, long term	$429,923	$488,949
Total operating lease right-of-use assets	$429,923	$488,949

Liabilities
Operating lease liabilities	$271,790	$271,494
Operating lease liabilities, long term	271,046	340,052
Total operating lease liabilities	$542,836	$611,546

Operating lease costs	$84,813	$269,910

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$92,906	$316,435
Weighted average remaining lease term (years) - operating lease	1.78	1.86
Weighted average discount rate (annualized) - operating lease	8.25%	8.25%

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

Lease expense for operating leases was $0.08 million and $0.27 million for the three months ended March 31, 2026 and the year ended December 31, 2025, respectively. This lease expense is presented in other general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.

Future minimum lease payments as of March 31, 2026 are as follows:

Operating Leases
2026	$250,919
2027	282,059
2028	183,963
Total minimum lease payments	716,941
Less: imputed interest	(174,105)
Present value of future minimum lease payments	542,836
Less: current obligations under leases	(271,790)
Long-term lease obligations	$271,046

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

12.    Net Income Per Share

Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed based upon the weighted-average number of common shares outstanding during the period plus the assumed issuance of common shares for all potentially dilutive securities.

The net income used in the calculation of basic and diluted net income per share is as follows:

	Three months ended March 31,
	2026	2025
Net income	$729,425	$4,016,034

In calculating the net income per share, basic and diluted, the following weighted-average shares were used:

	Three months ended March 31,
	2026	2025
Basic weighted-average number of shares outstanding	30,239,980	22,008,766
Unvested time-based restricted shares	22,486	101,053
Diluted weighted-average shares outstanding	30,262,466	22,109,819

The Company excluded the following shares from the diluted EPS because their inclusion would have been anti-dilutive.

	Three months ended March 31,
	2026	2025
Anti-dilutive unvested time-based restricted shares	759,306	459,917

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
b.	The Gas Gathering segment partners with two other companies to operate a natural gas gathering system.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Segment activity for the three months ended March 31, 2026 and 2025 is as follows:

	Upstream	Gas Gathering	Total
As of and for the three months ended March 31, 2026
Operating revenue
Natural gas	$13,402,522	$—	$13,402,522
Natural gas liquids	1,073,301	—	1,073,301
Oil and condensate	9,462,187	—	9,462,187
Gathering and compression fees	—	1,657,777	1,657,777
Intersegment gathering and compression fees	—	438,502	438,502
	23,938,010	2,096,279	26,034,289

Reconciliation of operating revenue
Elimination of intersegment revenues			(438,502)
Total consolidated operating revenue(1)(3)			25,595,787

Operating costs
Gathering, transportation, and compression	2,746,419	—	2,746,419
Other lease operating expense	4,448,894	—	4,448,894
Gathering system operating expenses	—	594,446	594,446
Intersegment other lease operating expense	438,502	—	438,502
Depletion, depreciation, amortization and accretion	2,791,393	210,946	3,002,339
Segment operating income	$13,512,802	$1,290,887	$14,365,187

Reconciliation of segment operating income
Salary expense			(2,299,623)
Stock based compensation			(547,527)
Transaction costs			(71,420)
Other general and administrative			(1,078,519)
Elimination of intersegment other lease operating expenses			438,502
Interest income			45,543
Interest expense			(941,581)
Gain on derivative contracts			(8,929,829)
Other income			16,428
Net income before income tax expense			$997,161

Capital expenditures (2)	$4,212,340	$50,583	$4,262,923
Segment assets (3)	$183,523,427	$5,912,666	$189,436,093

Total segment assets reconciled to consolidated amounts are as follows:
Total segment assets			$189,436,093
Current assets, net			29,781,580
Fair value of derivatives, long term			185,056
Other property and equipment			5,309,128
Operating lease right-of-use asset			429,923
Credit facility fees			724,263
Restricted Cash			553,000
Total assets			$226,419,043

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

	Upstream	Gas Gathering	Total
As of and for the three months ended March 31, 2025
Operating revenue
Natural gas	$10,613,573	$—	$10,613,573
Natural gas liquids	387,250	—	387,250
Oil and condensate	3,269,967	—	3,269,967
Gathering and compression fees	—	1,892,350	1,892,350
Intersegment gathering and compression fees	—	556,858	556,858
	14,270,790	2,449,208	16,719,998

Reconciliation of operating revenue
Elimination of intersegment revenues			(556,858)
Total consolidated operating revenue(1)(3)			16,163,140

Operating costs
Gathering, transportation, and compression	2,053,715	—	2,053,715
Other lease operating expense	702,183	—	702,183
Gathering system operating expenses	—	552,651	552,651
Intersegment other lease operating expense	556,858	—	556,858
Impairment	6,669	—	6,669
Depletion, depreciation, amortization and accretion	3,146,306	329,551	3,475,857
Segment operating income	$7,805,059	$1,567,006	$8,815,207

Reconciliation of segment operating income
Salary expense			(1,079,670)
Stock based compensation			(385,838)
Other general and administrative			(738,748)
Elimination of intersegment other lease operating expenses			556,858
Interest income			15,299
Interest expense			(12,211)
Loss on derivative contracts			(1,462,170)
Other income			(22,499)
Net income before income tax expense			$5,686,228

Capital expenditures (2)	$7,639,767	$104,275	$7,744,042
Segment assets (3)	$101,889,212	$6,399,266	$108,288,478

Total segment assets reconciled to consolidated amounts are as follows:
Total segment assets			$108,288,478
Current assets, net			15,543,547
Other property and equipment			884,658
Operating lease right-of-use asset			318,604
Restricted cash			470,000
Total assets			$125,505,287
(1)	Segment operating revenue represents revenues generated from the operations of the segment. Inter-segment sales during the three months ended March 31, 2026 and 2025 have been eliminated upon consolidation. For the three months ended March 31, 2026, one purchaser each accounted for 10% or more of our total revenue: HF Sinclair (27%). For the three months ended March 31, 2025, three purchasers each accounted for 10% or more of our total revenue: Expand Energy Marketing (15%) and Ares Energy (18%) from the upstream segment and Williams (15%) from the gas gathering segment.
(2)	Capital expenditures for the Upstream segment consist primarily of the acquisition of properties, and the equipping, drilling, and completing of wells while Gas Gathering consists of expenditures relating to the expansion and completion of the gathering and compression facility.

(3)	Our upstream segment includes Canadian revenue and assets for the three months ended March 31, 2026 of $0.2 million and $7.2 million, respectively. Our upstream segment includes Canadian revenue and assets for the three months ended March 31, 2025 of $0.1 million and $10.3 million, respectively.

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

Epsilon has historically elected not to designate any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for these financial commodity derivative contracts using the mark-to-market accounting method. Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as Loss on derivative contracts on the condensed Consolidated Statements of Operations and Comprehensive Income. The related cash flow impact is reflected in cash flows from operating activities. During the three months ended March 31, 2026, Epsilon recognized losses on commodity derivative contracts of $8,929,829. This amount included cash paid of $1,047,836. For the three months ended March 31, 2025, Epsilon recognized losses on commodity derivative contracts of $1,462,170. This amount included cash paid on settlements on these contracts of $415,043.

Commodity Derivative Contracts

At March 31, 2026, the Company had outstanding NYMEX HH swaps totaling 1.27 Bcf, NYMEX HH options totaling 4.33 Bcf, NYMEX WTI CMA swaps totaling 312,077 Bbls, and NYMEX WTI CMA options totaling 157,987 Bbls for the contract period of April 2026 to January 2028.

At March 31, 2025, the Company had outstanding natural gas NYMEX Henry Hub (“HH”) swaps totaling 1.56 Bcf, natural gas Tennessee Z4 basis swaps totaling 1.56 Bcf, and crude oil NYMEX WTI CMA swaps totaling 47 MBbls.

	Fair Value of Derivative Assets
	March 31,	December 31,
	2026	2025
Current
NYMEX Henry Hub (LD) Options Call	$—	$—
NYMEX Henry Hub (LD) Options Put	967,137	709,792
NYMEX Henry Hub (LD) Swaps	685,577	683,222
NYMEX WTI CMA Options Put	205,985	313,499
NYMEX WTI CMA Swaps	—	1,398,169
Long-term
NYMEX Henry Hub (LD) Options Put	738,950	647,795
NYMEX Henry Hub (LD) Swaps	33,445	28,058
NYMEX WTI CMA Options Put	387,226	900,856
	$3,018,320	$5,401,303

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

	Fair Value of Derivative Liabilities
	March 31,	December 31,
	2026	2025
Current
NYMEX Henry Hub (LD) Options Call	$(721,504)	$(295,384)
NYMEX Henry Hub (LD) Swaps	(71,181)	(51,081)
NYMEX WTI CMA Options Call	(655,625)	(63,877)
NYMEX WTI CMA Swaps	(3,817,533)	—
Long-term
NYMEX Henry Hub (LD) Options Call	(494,277)	(654,616)
NYMEX WTI CMA Options Call	(863,773)	(418,612)
NYMEX WTI CMA Options Put	(26,748)	—
NYMEX WTI CMA Swaps	(400,396)	—
	$(7,051,037)	$(1,552,027)

Net Fair Value of Derivatives	$(4,032,717)	$3,849,276

Net Current	$(3,407,144)	$2,694,340
Net Long-Term	$(625,573)	$(465,832)

The following table presents the changes in the fair value of Epsilon’s commodity derivatives for the periods indicated:

	Three months ended March 31,
	2026	2025
Fair value of asset (liability), beginning of the period	$3,849,276	$(487,548)
Loss on derivative contracts included in earnings	(8,929,829)	(1,462,170)
Settlement of commodity derivative contracts	1,047,836	415,043
Fair value of liability, end of the period	$(4,032,717)	$(1,534,675)

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

The following tables summarize the changes in asset retirement obligations for the periods indicated:

	Three Months Ended	Year ended
	March 31,	December 31,
	2026	2025
Balance beginning of period	$7,437,960	$3,652,296
Liabilities acquired	—	3,841,144
Liabilities disposed of	—	(287,716)
Wells plugged and abandoned	—	(1,600)
Accretion	115,498	233,836
Balance end of period	$7,553,458	$7,437,960

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

16. Fair Value Measurements

The methodologies used to determine the fair value of our financial assets and liabilities at March 31, 2026 were the same as those used at December 31, 2025.

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

	March 31, 2026
	Level 1	Level 2	Level 3	Effect of Netting	Net Fair Value
Assets
Derivative contracts	$—	$3,018,320	$—	$(3,018,320)	$—
Cash equivalents	$182,110	$—	$—	$—	$182,110
Liabilities
Derivative contracts	$—	$7,051,037	$—	$(3,018,320)	$4,032,717

	December 31, 2025
	Level 1	Level 2	Level 3	Effect of Netting	Net Fair Value
Assets
Derivative contracts	$—	$5,401,303	$—	$(1,552,027)	$3,849,276
Cash equivalents	$181,076	$—	$—	$—	$181,076
Liabilities
Derivative contracts	$—	$1,552,027	$—	$(1,552,027)	$—

17. Subsequent Events

On May 4, 2026, the Company closed the sale of certain overriding royalty interests in Susquehanna County, Pennsylvania to an undisclosed private buyer for $3.9 million. The assets covered 940 gross acres and 90 producing Marcellus wells with an average net revenue interest of 0.25% per well. The effective of the transaction was April 1, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of trends and significant changes in our results of operations and the financial condition of Epsilon Energy Ltd. and its subsidiaries for the periods presented. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto presented in this report, including the unaudited condensed consolidated financial statements as of March 31, 2026 and 2025 together with accompanying notes, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Actual results and the timing of events may differ materially from those contained in these forward- looking statements due to a number of factors. See “Part II. Item 1A. Risk Factors” and “Forward-Looking Statements.”

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

At March 31, 2026 we held leasehold rights to 52,149 net acres. We have natural gas production from our non-operated wells in Pennsylvania and natural gas, natural gas liquids, and oil production from our operated and non-operated wells in the Permian, Powder River, and Western Canadian Sedimentary Basins.

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

Three months ended March 31, 2026 Highlights

Operational Highlights

Marcellus Shale – Pennsylvania

●	During the three months ended March 31, 2026, Epsilon's realized natural gas price was $5.77 per Mcf, a 47% increase over the three months ended March 31, 2025.
●	During the three months ended March 31, 2026, Epsilon’s net revenue interest natural gas production was 2.1 Bcf, a 19% increase over the three months ended March 31, 2025.
●	Gathered and delivered 9.6 Bcf gross (3.3 net to Epsilon's interest) during the three months ended March 31, 2026, or 107 MMcf/d through the Auburn Gas Gathering System.

Powder River Basin – Wyoming

●	During the three months ended March 31, 2026, Epsilon's realized price for all Powder River Basin production was $49.84 per Boe (74% liquids).
●	Total net revenue interest production for the three months ended March 31, 2026, which included oil, natural gas liquids, and natural gas, was 179.6 Mboe

Permian Basin – Texas and New Mexico

●	During the three months ended March 31, 2026, Epsilon's realized price for all Permian Basin production was $48.29 per Boe (85% liquids), a 12% decrease over the three months ended March 31, 2025.
●	Total net revenue interest production for the three months ended March 31, 2026, which included oil, natural gas liquids, and natural gas, was 51.7 Mboe compared to 61.9 Mboe during the same period in 2025, a 16% decrease.
●	During the three months ended March 31, 2026, the Company had 1 gross (.25 net) well drilled.

Western Canadian Sedimentary Basin—Alberta, Canada

●	During the three months ended March 31, 2026, Epsilon's realized price for all Canada production was $27.99 per Boe (49% liquids).
●	Total net revenue interest production for the three months ended March 31, 2026, which included oil, natural gas liquids, and natural gas, was 5.7 Mboe.

Non-GAAP Financial Measures-Adjusted EBITDA

Epsilon defines Adjusted EBITDA as earnings before (1) net interest expense, (2) taxes, (3) depreciation, depletion, amortization and accretion expense, (4) impairments of natural gas and oil properties, (5) non-cash stock compensation expense, (6) transaction costs, (7) gain or loss on derivative contracts net of cash received or paid on settlement, and (8) net other income (expense). Adjusted EBITDA is not a measure of financial performance as determined under U.S. GAAP and should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with U.S. GAAP or as a measure of profitability or liquidity.

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

The table below sets forth a reconciliation of net income to Adjusted EBITDA for the three months ended March 31, 2026 and 2025, which is the most directly comparable measure of financial performance calculated under U.S. GAAP and should be reviewed carefully.

	Three months ended March 31,
	2026	2025
Net income	$729,425	$4,016,034
Add Back:
Interest expense (income), net	896,038	(3,088)
Income tax (benefit) expense	267,736	1,670,194
Depreciation, depletion, amortization, and accretion	3,002,339	3,475,857
Impairment expense	—	6,669
Stock based compensation expense	547,527	385,838
Transaction costs	71,420	—
Loss on derivative contracts net of cash received or paid on settlement	7,881,993	1,047,127
Foreign currency translation loss	(1,875)	10,289
Adjusted EBITDA	$13,394,603	$10,608,920

Results of Operations

Net Operating Revenues

For the three months ended March 31, 2026, revenues increased $9.4 million, or 58%, to $25.6 million from $16.2 million during the same period of 2025.

Revenue and volume statistics for the three months ended March 31, 2026 and 2025 were as follows:

	Three months ended
	March 31,
	2026	2025
Revenues
Pennsylvania
Natural gas revenue	$12,312,568	$10,327,894
Volume (MMcf)	2,133	2,637
Avg. Price ($/Mcf)	$5.77	$3.92
Gathering system revenue (net of elimination)	$1,657,777	$1,892,350
Total PA Revenues	$13,970,345	$12,220,244
Permian Basin
Natural gas revenue	$(19,619)	$78,339
Volume (MMcf)	47	50
Avg. Price ($/Mcf)	$(0.41)	$1.57
Natural gas liquids revenue	$185,332	$284,961
Volume (MBoe)	10.8	12.1
Avg. Price ($/Bbl)	$17.22	$23.56
Oil and condensate revenue	$2,332,637	$3,019,495
Volume (MBbl)	33.1	41.5
Avg. Price ($/Bbl)	$70.54	$72.72
Total Permian Basin Revenues	$2,498,350	$3,382,795
Oklahoma
Natural gas revenue	$10,075	$207,340
Volume (MMcf)	1	53
Avg. Price ($/Mcf)	$10.41	$3.94
Natural gas liquids revenue	$2,754	$102,289
Volume (MBoe)	0.1	3.7
Avg. Price ($/Bbl)	$32.60	$27.68
Oil and condensate revenue	$384	$157,937
Volume (MBbl)	(0.5)	2.2
Avg. Price ($/Bbl)	$(0.82)	$70.35
Total OK Revenues	$13,213	$467,566
Wyoming
Natural gas revenue	$1,068,303	$—
Volume (MMcf)	283	—
Avg. Price ($/Mcf)	$3.77	$—
Natural gas liquids revenue	$859,968	$—
Volume (MBoe)	30	—
Avg. Price ($/Bbl)	$28.32	$—
Oil and condensate revenue	$7,025,297	$—
Volume (MBbl)	102.1	—
Avg. Price ($/Bbl)	$68.81	$—
Total WY Revenues	$8,953,568	$—
Canada
Natural gas revenue	$31,195	$—
Volume (MMcf)	17	—
Avg. Price ($/Mcf)	$1.79	$—
Natural gas liquids revenue	$25,247	$—
Volume (MBoe)	1.2	—
Avg. Price ($/Bbl)	$21.37	$—
Oil and condensate revenue	$103,869	$92,535
Volume (MBbl)	1.6	1.8
Avg. Price ($/Bbl)	$62.99	$51.27
Total Canada Revenues	$160,311	$92,535
Total Revenues	$25,595,787	$16,163,140

Upstream natural gas revenue for the three months ended March 31, 2026 increased by $2.8 million, or 26%, over the same period in 2025. An increase of $3.8 million was due to higher natural gas prices and a decrease of $1.0 million was a result of decrease in volume due to the natural decline in the producing wells partially offset due to increased volumes as a result of the Peak acquisition..

Upstream natural gas liquids revenue for the three months ended March 31, 2026 increased by $0.7 million, or 177%, over the same period in 2025. This increase was primarily due to increased volumes as a result of the Peak acquisition.

Upstream oil and condensate revenue for the three months ended March 31, 2026 increased by $6.2 million, or 189% over the same period in 2025.  An increase of $6.5 million was due to higher volumes as a result of the Peak acquisition and a decrease of $0.3 million was due to a decrease in prices for oil in the Permian Basin.

Gathering system revenue for the three months ended March 31, 2026 decreased by $0.2 million, or 12%, compared with the same period in 2025 due to lower thoughput volumes partially offset due to higher contractual rates for gathering and compression. Revenues derived from transporting and compressing our production, which have been eliminated from gathering system revenues amounted to $0.4 million and $0.6 million, respectively, for the three months ended March 31, 2026 and 2025.

Operating Costs

The following table presents total cost and cost per unit of production (Mcfe), including ad valorem, severance, and production taxes for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Lease operating costs (net of elimination)	$7,195,313	$2,755,898
Gathering system operating costs	594,446	552,651
	$7,789,759	$3,308,549

Upstream operating costs—Total $/Mcfe	$2.02	$0.89
Gathering system operating costs $/Mcf	$0.17	$0.13

Operating costs include the effects of elimination entries to remove the gathering fees paid to Epsilon’s ownership in the gathering system.

Upstream operating costs consist of lease operating expenses necessary to extract natural gas and oil, including gathering and treating the natural gas and oil in preparation for sale. For the three months ended March 31, 2026 these costs increased by $4.4 million, or 161%, over the same period in 2025. The increase is primarily due to the Wyoming assets inclusion following the Peak acquisition (higher operating costs per unit relative to the other asset areas), workover expenses in Pennsylvania, and Ad Valorem taxes in Texas ($0.5 million for the three months ended March 31, 2026).

Gathering system operating costs consist primarily of rental payments for the natural gas fueled compression units and overhead fees due to the system’s operator. For the three months ended March 31, 2026, gathering system operating costs were constant compared to the same period in 2025.

Depletion, Depreciation, Amortization and Accretion (“DD&A”)

	Three months ended March 31,
	2026	2025
Depletion, depreciation, amortization and accretion	$3,002,339	$3,475,857

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

Depreciation expense includes amounts pertaining to our office furniture and fixtures, leasehold improvements, and computer hardware. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 7 years. Also included in depreciation expense is an amount pertaining to buildings owned by the Company. Depreciation for the buildings is calculated using the straight-line method over an estimated useful life of 30 years.

Accretion expense is related to the asset retirement costs.

DD&A expense for the three months ended March 31, 2026 decreased by $0.5 million, or 14%, from the same period in 2025. This decrease was a result of higher reserves and lower production in Pennsylvania and Texas and the sale of the Oklahoma assets (offset by the addition of the Wyoming assets).

Impairment

	Three months ended March 31,
	2026	2025
Impairment	$—	$6,669

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

For the three months ended March 31, 2026, there was no impairment. For the three months ended March 31, 2025, the Company recorded an impairment of $0.01 million for costs on the Killam project well drilled during 2024 that was deemed non-commercial.

Transaction Costs

	Three months ended March 31,
	2026	2025
Transaction Costs	$71,420	$—

For the three months ended March 31, 2026, the Company had transaction costs related to the Peak acquisition of $0.1 million for advisory and legal services incurred by the Company. For the three months ended March 31, 2025, there were no transaction costs.

General and Administrative (“G&A”)

	Three months ended March 31,
	2026	2025
General and administrative expenses
Stock based compensation expense	$547,527	$385,838
Other general and administrative expense	3,378,142	1,818,418
Total general and administrative expenses	$3,925,669	$2,204,256

G&A expenses consist of general corporate expenses such as compensation, legal, accounting and professional fees, consulting services, travel and other related corporate costs such as restricted stock granted.

G&A expenses for the three months ended March 31, 2026 increased by $ 1.7 million, or 78%, from the same period in 2025. This was primarily due to $1.4 million increased compensation expenses related to the addition of 17 full-time employees as a result of the Peak acquisition and 6 former Peak employees on transition services contracts.

Interest Income

	Three months ended March 31,
	2026	2025
Interest income	$45,543	$15,299

Interest income for the three months ended March 31, 2026 increased by $0.03 million, or 198%, from the same period in 2025.  This was primarily due to an increase in the balance of interest-bearing investments.

Interest Expense

	Three months ended March 31,
	2026	2025
Interest expense	$941,581	$12,211

Interest expense is related to the interest paid and amortization of debt issuance costs for the revolving credit facility.

Interest expense during the three months ended March 31, 2026 increased by $0.9 million, or 7,611%, from the same period in 2025. This increase is related to the interest paid on the credit facility as a result of the balance increase.

Loss on Derivative Contracts

	Three months ended March 31,
	2026	2025
Loss on derivative contracts, net	$(8,929,829)	$(1,462,170)

During the three months ended March 31, 2026, the Company had NYMEX Henry Hub (“HH”) Natural Gas Futures swaps, NYMEX HH options, and crude oil NYMEX WTI CMA swaps derivative contracts for the purpose of hedging a portion of its physical natural gas and oil sales revenue. For the three months ended March 31, 2025, Epsilon had NYMEX HH Natural Gas futures swaps, Tennessee Gas Pipeline Zone 4 basis swaps, and crude oil NYMEX WTI CMA swaps derivative contracts for the purpose of hedging a portion of its physical natural gas and oil sales revenue. The amounts recorded represent the fair value changes on our derivative instruments during the year.

During the three months ended March 31, 2026 and 2025, we paid net cash settlements of $1,047,836 and $415,043, respectively.

For the three months ended March 31, 2026, realized losses on derivative contracts increased by $7.5 million. This increase was primarily the result of a significant increase in crude oil prices during the quarter and its impact on the Peak hedge book assumed in the acquisition.

Capital Resources and Liquidity

Cash Flow

The primary source of cash for Epsilon during the three months ended March 31, 2026 and 2025 was funds generated from operations. The primary uses of cash for the three months ended March 31, 2026 were the development of upstream properties, the reduction of the outstanding credit facility, and the distribution of dividends. The primary uses of cash for the three months ended March 31, 2025 were the development of upstream properties and the distribution of dividends.

At March 31, 2026, we had a working capital surplus of $2.2 million, a decrease of $5.4 million from the $7.6 million surplus at December 31, 2025. The Company anticipates its current cash balance, available borrowings, and cash flows from operations to be sufficient to meet its cash requirements for at least the next twelve months.

Three months ended March 31, 2026 compared to 2025

During the three months ended March 31, 2026, $10.1 million was provided by the Company’s operating activities, compared to $8.6 million during the same period in 2025, representing an 18% increase. The increase was primarily due to produced oil volumes from the acquired Wyoming assets and higher realized gas prices in Pennsylvania.

The Company used $4.3 million and $6.8 million of cash for investing activities during the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026, the Company had net investments primarily in well and facilities costs and leasehold in Pennsylvania, Texas, and Wyoming. During the three months ended March 31, 2025, the Company had net investments of $6.8 million primarily in well costs in Pennsylvania, Texas, and Canada.

The Company used $6.9 million and $1.4 million of cash for financing activities during the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026, this was spent on the repayment of the outstanding balance on the credit facility and dividend payments. During the three months ended March 31, 2025, this was spent on dividend payments.

Credit Agreement

The Company closed a new senior secured reserve based revolving credit facility on October 10, 2025 with Frost Bank as administrative agent and Frost Bank and Texas Capital Bank as lenders. This replaced the Company’s previous credit facility. As of March 31, 2025, the borrowing base was $80 million, supported by the Company’s producing reserves and is subject to semi-annual redeterminations with a maturity date of October 10, 2029. Interest will be charged at the 3-month Term SOFR rate plus a margin of 3-4% (depending on facility utilization), payable quarterly. The facility is secured by the assets of the Company’s Epsilon Energy USA subsidiary. During April 2026, the Company made a $5 million repayment on the outstanding credit facility. The current balance as of May 11, 2026 is $40.5 million.

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

Repurchase Transactions

On February 18, 2026, the Board authorized a new share repurchase program of up to 3,014,986 common shares, representing 10% of the current outstanding common shares of Epsilon, for an aggregate purchase price of not more than US $15.0 million. The program is pursuant to a normal course issuer bid and will be conducted in accordance with Rule 10b-18 under the Exchange Act. The program commenced on February 19, 2026 and will end on February 18, 2027, unless the maximum amount of common shares is purchased before then or the Board approves earlier termination.

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

During the three months ended March 31, 2026, no shares were repurchased under the new or previous program.

Derivative Transactions

The Company has entered into hedging arrangements to reduce the impact of commodity price volatility on operations. By reducing the price volatility from a portion of natural gas and crude oil production, the potential effects of changing prices on operating cash flows have been partially mitigated but not eliminated. While mitigating the negative effects of falling commodity prices, these derivative contracts also limit the benefits we might otherwise receive from increases in commodity prices.

At March 31, 2026, Epsilon’s outstanding natural gas and crude oil commodity contracts consisted of the following:

		Weighted Average Price ($/Mmbtu)
	Volume		Ceiling	Floor	Fair Value of Asset
Derivative Type	(MMbtu)	Swaps	Price	Price	March 31, 2026
2026
NYMEX Henry Hub (LD) Options Call	(1,721,969)	$—	$5.01	$—	$(252,176)
NYMEX Henry Hub (LD) Options Put	—	$—	$—	$3.35	$669,179
NYMEX Henry Hub (LD) Swaps	(931,345)	$3.91	$—	$—	$636,364
2027
NYMEX Henry Hub (LD) Options Call	(2,584,716)	$—	$4.76	$—	$(934,172)
NYMEX Henry Hub (LD) Options Put	—	$—	$—	$3.25	$1,029,348
NYMEX Henry Hub (LD) Swaps	(312,297)	$3.76	$—	$—	$1,676
2028
NYMEX Henry Hub (LD) Options Call	(27,978)	$—	$4.70	$—	$(29,433)
NYMEX Henry Hub (LD) Options Put	—	$—	$—	$3.65	$7,560
NYMEX Henry Hub (LD) Swaps	(27,978)	$4.46	$—	$—	$(16,947)
	(5,606,283)				$1,111,399

		Weighted Average Price ($/Bbl)
	Volume		Ceiling	Floor	Fair Value of Asset
Derivative Type	(Bbl)	Swaps	Price	Price	March 31, 2026
2026
NYMEX WTI CMA Options Call	(31,583)	$—	$69.12	$—	$(362,083)
NYMEX WTI CMA Options Put	—	$—	$—	$59.10	$78,977
NYMEX WTI CMA Swaps	(197,783)	$63.75	$—	$—	$(3,571,714)
2027
NYMEX WTI CMA Options Call	(118,096)	$—	$67.82	$—	$(1,085,356)
NYMEX WTI CMA Options Put	—	$—	$—	$57.60	$473,422
NYMEX WTI CMA Swaps	(105,986)	$63.76	$—	$—	$(605,479)
2028
NYMEX WTI CMA Options Call	(8,308)	$—	$67.96	$—	$(71,959)
NYMEX WTI CMA Options Put	—	$—	$—	$57.57	$40,812
NYMEX WTI CMA Swaps	(8,308)	$62.97	$—	$—	$(40,736)
	(470,064)				$(5,144,116)

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2026.

	Payments Due by Period
		Less than	1 – 3	Greater than
	Total	1 Year	Years	3 Years
Derivative liabilities	$7,051,037	$5,265,843	$1,785,194	$—
Asset retirement obligations, undiscounted	18,877,123	—	—	18,877,123
Capital expenditure commitments	10,877,319	10,877,319	—	—
Total future commitments	$36,805,479	$16,143,162	$1,785,194	$18,877,123

The Company enters into commitments for capital expenditures in advance of the expenditures being made. As of March 31, 2026, our commitments for capital expenditures were $10.9 million related to the drilling of 1 gross (0.25 net) well in Texas, 4 gross (0.32 net) wells in Pennsylvania, and the completion of 2 gross (0.68 net) wells in Wyoming.

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

At March 31, 2026 and 2025, the outstanding principal balance under the credit agreement was $45.5 million and nil, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures were not effective as of March 31, 2026 because of the material weakness in internal control over financial reporting discussed below.

As a result, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with GAAP. Accordingly, management believes that the condensed financial statements included in this 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, management identified a material weakness related to the accounting for significant and non-standard transactions. In response to the material weakness, we are in the process of developing and implementing a plan to strengthen review and approval procedures related to the accounting for significant and non-standard transactions. We will continue to assess, implement, and enhance our remediation efforts until the material weakness identified above is fully remediated.

Changes in Internal Control over Financial Reporting

While we have initiated remediation efforts with respect to the material weakness described above, there were no changes in our internal control over financial reporting occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In 2025, the Company filed a lawsuit against a contractor regarding alleged non-performance while running casing in a well. The Company is seeking damages due to its inability to complete the Leavitt Fed 2-9-4MH well. Arbitration is scheduled for May 15, 2026 in Casper, WY.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by Epsilon Energy Ltd.

For the three months ended March 31, 2026, no shares had been repurchased.

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

Epsilon Energy Ltd.
(Registrant)

Date: May 13, 2026	By:	/s/ J. Andrew Williamson
J. Andrew Williamson
Chief Financial Officer