Form 10-Q
period 2026-06-30
Epsilon Energy Ltd.
filed 2026-08-12
CIK 1726126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Yes ☐ No ⌧

As of August 11, 2026, there were 30,283,779 Common Shares outstanding.

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

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$11,169,421	$8,959,954
Accounts receivable	17,476,445	16,132,501
Fair value of derivatives	694,977	2,694,340
Prepaid income taxes	2,994,982	2,949,311
Other current assets	1,462,462	1,847,672
Total current assets	33,798,287	32,583,778
Non-current assets
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	245,787,578	233,334,212
Unproved properties	80,341,257	79,307,169
Accumulated depletion, depreciation, amortization and impairment	(136,623,569)	(131,636,141)
Total oil and gas properties, net	189,505,266	181,005,240
Gathering system	43,428,789	43,540,389
Accumulated depletion, depreciation, amortization and impairment	(37,849,676)	(37,472,139)
Total gathering system, net	5,579,113	6,068,250
Land	1,231,965	1,231,965
Buildings and other property and equipment, net	4,036,238	4,132,732
Total property and equipment, net	200,352,582	192,438,187
Other assets:
Operating lease right-of-use assets, long term	371,181	488,949
Restricted cash	553,000	553,000
Fair value of derivatives, long term	33,114	1,154,936
Deferred financing costs	673,754	774,347
Prepaid drilling costs	661,803	246,220
Total non-current assets	202,645,434	195,655,639
Total assets	$236,443,721	$228,239,417

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable trade	$19,129,836	$11,148,050
Gathering fees payable	938,041	1,076,143
Royalties payable	9,902,986	8,702,526
Accrued capital expenditures	486,548	24,888
Accrued compensation	1,081,171	1,056,304
Other accrued liabilities	2,618,815	2,682,090
Fair value of derivatives	686,882	—
Operating lease liabilities	272,063	271,494
Total current liabilities	35,116,342	24,961,495
Non-current liabilities
Credit facility payable	40,500,000	50,500,000
Ad valorem taxes, long term	7,411,971	7,411,971
Asset retirement obligations	7,676,996	7,437,960
Fair value of derivatives, long term	97,675	—
Deferred income taxes	15,527,679	12,855,585
Operating lease liabilities, long term	202,015	340,052
Total non-current liabilities	71,416,336	78,545,568
Total liabilities	106,532,678	103,507,063
Commitments and contingencies (Note 10)
Shareholders' equity
Preferred shares, no par value, unlimited shares authorized, none issued or outstanding	—	—
Common shares, no par value, unlimited shares authorized and 30,248,617 shares issued and outstanding at June 30, 2026 and 30,239,980 shares issued and outstanding at December 31, 2025	154,274,125	154,274,125
Additional paid-in capital	14,958,878	13,863,824
Accumulated deficit	(49,214,176)	(53,302,162)
Accumulated other comprehensive income	9,892,216	9,896,567
Total shareholders' equity	129,911,043	124,732,354
Total liabilities and shareholders' equity	$236,443,721	$228,239,417

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues from contracts with customers:
Gas, oil, NGL, and condensate revenue	$16,924,916	$9,779,728	$40,862,926	$24,050,518
Gas gathering and compression revenue	1,336,740	1,845,005	2,994,517	3,737,355
Total revenue	18,261,656	11,624,733	43,857,443	27,787,873

Operating costs and expenses:
Lease operating expenses	6,330,193	2,462,785	13,525,506	5,218,683
Gathering system operating expenses	508,475	613,795	1,102,921	1,166,446
Depletion, depreciation, amortization, and accretion	2,804,107	3,201,654	5,806,446	6,677,511
Impairment expense	—	2,670,000	—	2,676,669
Gain on sale of oil and gas properties	(4,174,368)	—	(4,174,368)	—
Transaction costs	202,532	—	273,952	—
General and administrative expenses:
Stock based compensation expense	547,527	385,838	1,095,054	771,676
Other general and administrative expenses	3,664,814	1,461,878	7,042,956	3,280,296
Total operating costs and expenses	9,883,280	10,795,950	24,672,467	19,791,281
Operating income	8,378,376	828,783	19,184,976	7,996,592

Other income (expense):
Interest income	24,785	17,247	70,327	32,546
Interest expense	(877,267)	(19,906)	(1,818,848)	(32,117)
Gain (loss) on derivative contracts, net	2,245,470	2,573,863	(6,684,358)	1,111,693
Other expense, net	(208,658)	(10,839)	(192,230)	(33,338)
Other income (expense), net	1,184,330	2,560,365	(8,625,109)	1,078,784

Net income before income tax expense	9,562,706	3,389,148	10,559,867	9,075,376
Income tax expense	2,429,235	1,837,687	2,696,971	3,507,881
NET INCOME	$7,133,471	$1,551,461	$7,862,896	$5,567,495
Currency translation adjustments	(2,032)	(75,496)	(4,351)	(125,612)
NET COMPREHENSIVE INCOME	$7,131,439	$1,475,965	$7,858,545	$5,441,883

Net income per share, basic	$0.24	$0.07	$0.26	$0.25
Net income per share, diluted	$0.23	$0.07	$0.26	$0.25
Weighted average number of shares outstanding, basic	30,248,522	22,017,310	30,244,275	22,013,062
Weighted average number of shares outstanding, diluted	30,414,909	22,202,315	30,369,810	22,155,629

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

						Accumulated
						Other		Total
	Common Shares Issued		Treasury Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	paid-in Capital	Income	Deficit	Equity
Balance at January 1, 2026	30,239,980	$154,274,125	—	$—	$13,863,824	$9,896,567	$(53,302,162)	$124,732,354
Net income	—	—	—	—	—	—	729,425	729,425
Dividends paid	—	—	—	—	—	—	(1,884,373)	(1,884,373)
Stock-based compensation expense	—	—	—	—	547,527	—	—	547,527
Other comprehensive loss	—	—	—	—	—	(2,319)	—	(2,319)
Balance at March 31, 2026	30,239,980	$154,274,125	—	$—	$14,411,351	$9,894,248	$(54,457,110)	$124,122,614
Net income	—	—	—	—	—	—	7,133,471	7,133,471
Dividends paid	—	—	—	—	—	—	(1,890,537)	(1,890,537)
Stock-based compensation expense	—	—	—	—	547,527	—	—	547,527
Buyback of common shares	—	—	—	—	—	—	—	—
Retirement of treasury shares	—	—	—	—	—	—	—	—
Vesting of shares of restricted stock	8,637	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(2,032)	—	(2,032)
Balance at June 30, 2026	30,248,617	$154,274,125	—	$—	$14,958,878	$9,892,216	$(49,214,176)	$129,911,043

						Accumulated
						Other		Total
	Common Shares Issued		Treasury Shares		Additional	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	paid-in Capital	Income	Deficit	Equity
Balance at January 1, 2025	22,008,766	$116,081,031	—	$—	$12,118,907	$10,033,267	$(41,505,076)	$96,728,129
Net income	—	—	—	—	—	—	4,016,034	4,016,034
Dividends paid	—	—	—	—	—	—	(1,375,612)	(1,375,612)
Stock-based compensation expense	—	—	—	—	385,838	—	—	385,838
Other comprehensive loss	—	—	—	—	—	(50,116)	—	(50,116)
Balance at March 31, 2025	22,008,766	$116,081,031	—	$—	$12,504,745	$9,983,151	$(38,864,654)	$99,704,273
Net income	—	—	—	—	—	—	1,551,461	1,551,461
Dividends paid	—	—	—	—	—	—	(1,375,760)	(1,375,760)
Stock-based compensation expense	—	—	—	—	385,838	—	—	385,838
Buyback of common shares	—	—	—	—	—	—	—	—
Retirement of treasury shares	—	—	—	—	—	—	—	—
Vesting of shares of restricted stock	8,639	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	(75,496)	—	(75,496)
Balance at June 30, 2025	22,017,405	$116,081,031	—	$—	$12,890,583	$9,907,655	$(38,688,953)	$100,190,316

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

EPSILON ENERGY LTD.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$7,862,896	$5,567,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	5,806,446	6,677,511
Impairment expense	—	2,676,669
Amortization on deferred financing costs	100,593	—
Gain on sale of oil and gas properties	(4,174,368)	—
Loss (gain) on derivative contracts	6,684,358	(1,111,693)
Settlement paid on derivative contracts	(2,778,616)	(108,383)
Settlement of asset retirement obligation	—	(1,600)
Stock-based compensation expense	1,095,054	771,676
Deferred income tax expense (benefit)	2,672,093	(779,676)
Changes in assets and liabilities:
Accounts receivable	(1,343,944)	346,839
Prepaid income taxes	(45,671)	—
Other assets and liabilities	292,394	385,445
Accounts payable, royalties payable, gathering fees payable, and other accrued liabilities	6,189,202	(66,454)
Income taxes payable	—	2,572,921
Net cash provided by operating activities	22,360,437	16,930,750
Cash flows from investing activities:
Additions to unproved oil and gas properties	(1,416,572)	(5,132,649)
Additions to proved oil and gas properties	(8,803,428)	(5,997,993)
Deductions (additions) to gathering system properties	100,952	(228,327)
Deductions to land, buildings and property and equipment	(11,446)	(12,102)
Proceeds from sale of oil and gas properties	4,174,368	—
Prepaid drilling costs	(415,583)	705,165
Net cash used in investing activities	(6,371,709)	(10,665,906)
Cash flows from financing activities:
Payment on credit facility	(10,000,000)	—
Dividends paid	(3,774,910)	(2,751,372)
Net cash used in financing activities	(13,774,910)	(2,751,372)
Effect of currency rates on cash, cash equivalents, and restricted cash	(4,351)	(125,612)
Increase in cash, cash equivalents, and restricted cash	2,209,467	3,387,860
Cash, cash equivalents, and restricted cash, beginning of period	9,512,954	6,989,793
Cash, cash equivalents, and restricted cash, end of period	$11,722,421	$10,377,653

Supplemental cash flow disclosures:
Income tax paid - federal	$—	$1,325,000
Income tax paid - state (PA)	$10,933	$355,138
Income tax paid - state (other)	$50,025	$1,710
Interest paid	$1,722,335	$9,552

Non-cash investing activities:
Change in proved properties accrued in accounts payable	$3,260,493	$(690,866)
Change in gathering system accrued in accounts payable	$(10,648)	$71,366
Asset retirement obligation asset additions and adjustments	$6,961	$18,235

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

1. Description of Business

Epsilon Energy Ltd. (the “Company” or “Epsilon” or “we”) was incorporated under the laws of the Province of Alberta, Canada on March 14, 2005, pursuant to the Alberta Business Corporations Act. On February 14, 2019, Epsilon’s registration statement on Form 10 was declared effective by the United States Securities and Exchange Commission and on February 19, 2019, we began trading in the United States on the NASDAQ Global Market under the trading symbol “EPSN.” Epsilon is a North American onshore focused independent natural gas and oil company engaged in the acquisition, development, gathering and production of natural gas and oil reserves.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates pertain to proved natural gas and oil reserves, asset retirement obligations, accrued natural gas and oil revenues and operating expenses, accrued gathering system revenues and operating expenses, as well as the valuation of commodity derivative instruments. Actual results could differ from those estimates.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit losses for Accounts Receivable and Contract Assets. The amendments in this update provide (1) all entities with

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets and (2) entities other than public business entities with an accounting policy election to consider collection activity after the balance sheet date when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The amendments will be effective for fiscal years beginning after December 15, 2025, with early adoption permitted. The Company has adopted ASU 2025-05 with no material impact on its consolidated financial statements.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the Consolidated Balance Sheets to the total of the amounts in the Consolidated Statements of Cash Flows as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Cash and cash equivalents	$11,169,421	$8,959,954
Restricted cash included in other assets	553,000	553,000
Cash, cash equivalents, and restricted cash in the statement of cash flows	$11,722,421	$9,512,954

4.  Property and Equipment

The following table summarizes the Company’s property and equipment as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Property and equipment:
Oil and gas properties, successful efforts method
Proved properties	$245,787,578	$233,334,212
Unproved properties	80,341,257	79,307,169
Accumulated depletion, depreciation, amortization and impairment	(136,623,569)	(131,636,141)
Total oil and gas properties, net	189,505,266	181,005,240
Gathering system	43,428,789	43,540,389
Accumulated depletion, depreciation, amortization and impairment	(37,849,676)	(37,472,139)
Total gathering system, net	5,579,113	6,068,250
Land	1,231,965	1,231,965
Buildings and other property and equipment, net	4,036,238	4,132,732
Total property and equipment, net	$200,352,582	$192,438,187

Asset Sales

On May 4, 2026, the Company divested certain overriding royalty interests (ORRIs) in Susquehanna Co, Pennsylvania to an undisclosed private buyer for $3.9 million. On May 12, 2026, the Company also divested interest in a wellbore in Ector County, Texas for $0.3 million. The Company had previously decided not to participate in the associated well.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Because the Company had no cost basis in these wells, during the three and six months ended June 30, 2026, the proceeds are reported as Gain on sale of oil and gas properties on the Condensed Consolidated Statement of Operations and Comprehensive Income.

During the three and six months ended June 30, 2025, the Company had no asset sales.

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

During the three and six months ended June 30, 2026, no impairment was recorded.

During the three months and six months ended June 30, 2025, Epsilon recorded an impairment of $2.7 million for two wells drill in Alberta, Canada.  For the year ended December 31, 2025, the Company recorded an impairment of $3.2 million on the Canadian wells (2 gross, 0.5 net) and $0.7 million on the New Mexico wells (2 gross, 0.2 net) due to low forward oil prices on December 31, 2025 (which are required to be used in impairment testing) and an offset frac hit impacting production and reserves in New Mexico.

5. Revolving Line of Credit

The Company closed a new senior secured reserve based revolving credit facility on October 10, 2025 with Frost Bank as administrative agent and Frost Bank and Texas Capital Bank as lenders. As of June 30, 2026, the borrowing base was $90 million, supported by the Company’s producing reserves and is subject to semi-annual redeterminations with a maturity date of October 10, 2029. Interest will be charged at the 3-month Term SOFR rate plus a margin of 3-4% (depending on facility utilization), payable quarterly. The facility is secured by the assets of the Company’s Epsilon Energy USA subsidiary. During the six months ended June 30, 2026, the Company made repayments of $10 million on the outstanding credit facility.

Under the terms of the facility, the Company must adhere to the following financial covenants:

●	Current ratio of 1.0 to 1.0 (current assets + revolver availability / current liabilities)
●	Leverage ratio of less than 2.5 to 1.0 (total debt / income adjusted for interest, taxes and noncash amounts)

Additionally, the Company is required to hedge 50% of its forecasted Proved Developed Producing production over a rolling 18-month period. If the facility utilization drops below 50%, then the required hedging drops to 25% of Proved Developed Producing production for the last 6 months of the 18-month period.

We were in compliance with the financial covenants of the agreement as of June 30, 2026.

	Balance at	Balance at
	June 30,	December 31,
	2026	2025	Borrowing Base	Interest Rate
Credit facility payable	$40,500,000	$50,500,000	$90,000,000	SOFR + 3.25%

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

During the three and six months ended June 30, 2026 and 2025, no shares were repurchased under the new or previous share repurchase program.

(c)Issuance of Equity Shares

On June 18, 2026, Epsilon Energy Ltd. (the “Company”) entered into a Sales Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”), under which the Company may, from time to time, sell common shares of the Company, no par value, having an aggregate offering price of up to $15,000,000 (“Shares”) in “at the market” offerings through or to the Agent, as sales agent and/or principal. Sales can be made by any method deemed an “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act or through privately negotiated transactions. Sales of the Shares, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent.

              No shares have been sold under the Sales Agreement through the date of this filing.

(d)Equity Incentive Plan

The Board adopted the amended 2020 Equity Incentive Plan (the “2020 Plan”) on April 8, 2026 subject to approval by Epsilon’s shareholders at Epsilon’s 2026 Annual General and Special Meeting of shareholders, which occurred on May 20, 2026 (the “Meeting”). Shareholders approved the 2020 Plan, as amended, at the Meeting.

The amended 2020 Plan provides for incentive compensation in the form of stock options, stock appreciation rights, restricted stock and stock units, performance shares and units, other stock-based awards and cash-based awards. Under the amended 2020 Plan, Epsilon is authorized to issue up to 2,140,637 Common Shares.

Restricted Stock

For the six months ended June 30, 2026, no restricted common shares were awarded to the Company’s Board of Directors and employees. For the year ended December 31, 2025, 488,283 restricted common shares with a weighted average grant date fair value of $4.78 were awarded to the Company’s management, employees, and Board of Directors. These shares vest over a three-year period, with an equal number of shares being issued per period on the anniversary of the award resolution. The vesting of the shares is contingent on the individuals’ continued employment or service. The Company determined the fair value of the granted Restricted Stock based on the market price of the common shares of the Company on the date of grant.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table summarizes restricted stock activity for the six months ended June 30, 2026, and the year ended December 31, 2025:

	Six months ended			Year ended
	June 30, 2026			December 31, 2025
	Number of	Weighted	Weighted	Number of	Weighted	Weighted
	Restricted	Average	Average	Restricted	Average	Average
	Shares	Remaining Life	Grant Date	Shares	Remaining Life	Grant Date
	Outstanding	(years)	Fair Value	Outstanding	(years)	Fair Value
Balance non-vested Restricted Stock at beginning of period	781,792	1.71	$5.06	560,970	1.61	$5.77
Granted	—	—	—	488,283	1.50	4.78
Vested	(8,637)	—	—	(267,461)	—	5.60
Balance non-vested Restricted Stock at end of period	773,155	1.46	$5.06	781,792	1.71	$5.06

Stock compensation expense for the granted Restricted Stock is recognized over the vesting period. Stock compensation expense recognized during the three and six months ended June 30, 2026 was $547,527 and $1,095,054, respectively (for the three and six months ended June 30, 2025 was $385,838 and $771,676, respectively).

As of June 30, 2026, the Company had unrecognized stock-based compensation related to these shares of $3,051,172 to be recognized over a weighted average period of 1.21 years (at December 31, 2025: $4,146,227 over 1.37 years).

(e)Dividends

On March 3, 2026 and June 1, 2026, the Board declared a quarterly dividend of $0.0625 per common share (annualized $0.25 per common share) totaling in aggregate approximately $1.9 million and $3.8 million that was paid during the three and six months ended June 30, 2026, respectively.

7. Revenue Recognition

Revenues are comprised of sales of natural gas, oil and natural gas liquids (“NGLs”), along with the revenue generated from the Company’s ownership interest in the gas gathering system in the Auburn field in Northeastern Pennsylvania.

Overall, product sales revenue generally is recorded in the month when contractual delivery obligations are satisfied, which occurs when control is transferred to the Company’s customers at delivery points based on contractual terms and conditions. In addition, gathering and compression revenue generally is recorded in the month when contractual service obligations are satisfied, which occurs as control of those services is transferred to the Company’s customers. Gathering System revenues derived from Epsilon’s production, which have been eliminated from total gathering system revenues (“elimination entry”), amounted to $0.4 million and $0.8 million, respectively, for the three and six months ended June 30, 2026 ($0.5 million and $1.1 million, respectively, for the three and six months ended June 30, 2025).

The following table details revenue for the three and six months ended June 30, 2026 and 2025.

	Three months ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Natural gas	$3,767,497	$6,910,344	$17,170,019	$17,523,917
Natural gas liquids	1,386,889	145,020	2,460,190	532,270
Oil and condensate	11,770,530	2,724,364	21,232,717	5,994,331
Gathering and compression fees (1)	1,336,740	1,845,005	2,994,517	3,737,355
Total revenue	$18,261,656	$11,624,733	$43,857,443	$27,787,873
(1)	Net of the elimination entry

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

Current Expected Credit Losses

Under ASU 326, Financial Instruments – Credit Losses, estimated losses on financial assets are provided through an allowance for credit losses. The majority of our financial assets are held in cash and cash equivalents and accounts receivable. The accounts receivable are primarily from purchasers of oil and natural gas, counterparties to our financial instruments, and revenues earned for compression and gathering services. Our oil, gas, and natural gas liquids accounts receivable are generally collected within 30 days after the end of the month. Compression and gathering receivables are generally collected within 60 days after the end of the month. We assess collectability through various procedures, including review of our trade receivable balances by counterparty, assessing economic events and conditions, our historical experience with counterparties, the counterparty’s financial condition and the amount and age of past due accounts. As of June 30, 2026 and December 31, 2025, we determined that our allowance for credit loss was nil.

	June 30,	December 31,	December 31,
	2026	2025	2024
Accounts receivable
Natural gas and oil sales	$10,053,096	$10,848,263	$4,888,294
Joint interest billing	6,375,569	3,603,864	—
Gathering and compression fees	1,047,780	1,307,947	918,471
Commodity contract	—	167,636	36,957
Other receivables	—	204,791	—
Total accounts receivable	$17,476,445	$16,132,501	$5,843,722

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

8. Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes certain transactions that have generally been reported in the Consolidated Statements of Changes in Shareholders’ Equity. The activity in accumulated other comprehensive income during the three and six months ended June 30, 2026 and 2025 consisted of the following:

	Three months ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$9,894,248	$9,983,151	$9,896,567	$10,033,267
Translation loss	(2,032)	(75,496)	(4,351)	(125,612)
Balance at end of period	$9,892,216	$9,907,655	$9,892,216	$9,907,655

9. Income Taxes

Income tax provisions for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Current:
Federal	$—	$1,794,581	$—	$3,358,642
State	22,346	501,330	24,878	928,915
Total current income tax expense	22,346	2,295,911	24,878	4,287,557
Deferred:
Federal	2,069,870	(413,762)	2,302,601	(704,026)
State	337,019	(44,462)	369,492	(75,650)
Total deferred tax expense	2,406,889	(458,224)	2,672,093	(779,676)
Income tax expense	$2,429,235	$1,837,687	$2,696,971	$3,507,881

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

Our effective tax rate will typically differ from the statutory federal rate primarily as a result of state income taxes and the valuation allowance against the Canadian net operating loss. The effective tax rate for the six months ended June 30, 2026 was higher than the statutory federal rate as a result of state income taxes partially offset by the valuation allowance against the Canadian net operating loss.

10. Commitments and Contingencies

The Company enters into commitments for capital expenditures in advance of the expenditures being made. As of June 30, 2026, the Company had commitments of $18 million for capital expenditures.

Litigation

In 2025, the Company filed a lawsuit against a contractor regarding alleged non-performance while running casing in a well. The Company is seeking damages due to its inability to complete the Leavitt Fed 2-9-4MH well. On June

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

8, 2026, the Company reached a settlement agreement with the contractor, and the case has been subsequently dismissed with prejudice.

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

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

11. Leases

Under ASC 842, Leases, the Company recognized an operating lease related to its corporate office as of June 30, 2026 and December 31, 2025 as summarized in the following table:

	June 30,	December 31,
	2026	2025
Asset
Operating lease right-of-use assets, long term	$371,181	$488,949
Total operating lease right-of-use assets	$371,181	$488,949

Liabilities
Operating lease liabilities	$272,063	$271,494
Operating lease liabilities, long term	202,015	340,052
Total operating lease liabilities	$474,078	$611,546

Operating lease costs	$142,528	$269,910

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$223,369	$316,435
Weighted average remaining lease term (years) - operating lease	1.69	1.86
Weighted average discount rate (annualized) - operating lease	8.25%	8.25%

On March 1, 2023, the Company commenced a new office lease in Houston, TX with a 70 month lease term and future lease payments estimated to be approximately $0.85 million. Through its subsidiaries, the Company also leases office space in both Englewood, CO and Wright, WY.

Lease expense for operating leases was $0.14 million and $0.27 million for the six months ended June 30, 2026 and the year ended December 31, 2025, respectively. This lease expense is presented in other general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.

Future minimum lease payments as of June 30, 2026 are as follows:

Operating Leases
2026	$167,683
2027	282,059
2028	183,963
Total minimum lease payments	633,705
Less: imputed interest	(159,627)
Present value of future minimum lease payments	474,078
Less: current obligations under leases	(272,063)
Long-term lease obligations	$202,015

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

The net income used in the calculation of basic and diluted net income per share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$7,133,471	$1,551,461	$7,862,896	$5,567,495

In calculating the net income per share, basic and diluted, the following weighted-average shares were used:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Basic weighted-average number of shares outstanding	30,248,522	22,017,310	30,244,275	22,013,062
Unvested time-based restricted shares	166,387	185,005	125,535	142,567
Diluted weighted-average shares outstanding	30,414,909	22,202,315	30,369,810	22,155,629

The Company excluded the following shares from the diluted EPS because their inclusion would have been anti-dilutive.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Anti-dilutive unvested time-based restricted shares	606,863	367,421	651,938	411,203

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
b.	The Gas Gathering segment partners with two other companies to operate a natural gas gathering system.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Segment activity for the six months ended June 30, 2026 and 2025 is as follows:

	Upstream	Gas Gathering	Total
As of and for the six months ended June 30, 2026
Operating revenue
Natural gas	$17,170,019	$—	$17,170,019
Natural gas liquids	2,460,190	—	2,460,190
Oil and condensate	21,232,717	—	21,232,717
Gathering and compression fees	—	2,994,517	2,994,517
Intersegment gathering and compression fees	—	807,521	807,521
	40,862,926	3,802,038	44,664,964

Reconciliation of operating revenue
Elimination of intersegment revenues			(807,521)
Total consolidated operating revenue(1)(3)			43,857,443

Operating costs and expenses
Gathering, transportation, and compression	5,100,696	—	5,100,696
Other lease operating expense	8,424,810	—	8,424,810
Gathering system operating expenses	—	1,102,921	1,102,921
Intersegment other lease operating expense	807,521	—	807,521
Gain on sale of oil and gas properties	(4,174,368)	—	(4,174,368)
Depletion, depreciation, amortization and accretion	5,424,422	382,024	5,806,446
Segment operating income	$25,279,845	$2,317,093	$26,789,417

Reconciliation of segment operating income
Salary expense			(4,967,377)
Stock based compensation			(1,095,054)
Transaction costs			(273,952)
Other general and administrative			(2,075,579)
Elimination of intersegment other lease operating expenses			807,521
Interest income			70,327
Interest expense			(1,818,848)
Gain on derivative contracts			(6,684,358)
Other income			(192,230)
Net income before income tax expense			$10,559,867

Capital expenditures (2)	$13,480,492	$(111,600)	$13,368,892
Segment assets (3)	$190,167,069	$5,579,113	$195,746,182

Total segment assets reconciled to consolidated amounts are as follows:
Total segment assets			$195,746,182
Current assets, net			33,798,287
Fair value of derivatives, long term			33,114
Other property and equipment			5,268,203
Operating lease right-of-use asset			371,181
Credit facility fees			673,754
Restricted cash			553,000
Total assets			$236,443,721

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

	Upstream	Gas Gathering	Total
As of and for the six months ended June 30, 2025
Operating revenue
Natural gas	$17,523,917	$—	$17,523,917
Natural gas liquids	532,270	—	532,270
Oil and condensate	5,994,331	—	5,994,331
Gathering and compression fees	—	3,737,355	3,737,355
Intersegment gathering and compression fees	—	1,064,223	1,064,223
	24,050,518	4,801,578	28,852,096

Reconciliation of operating revenue
Elimination of intersegment revenues			(1,064,223)
Total consolidated operating revenue(1)(3)			27,787,873

Operating costs and expenses
Gathering, transportation, and compression	3,978,175	—	3,978,175
Other lease operating expense	1,240,508	—	1,240,508
Gathering system operating expenses	—	1,166,446	1,166,446
Intersegment other lease operating expense	1,064,223	—	1,064,223
Impairment	2,676,669	—	2,676,669
Depletion, depreciation, amortization and accretion	6,065,544	611,967	6,677,511
Segment operating income	$9,025,399	$3,023,165	$10,984,341

Reconciliation of segment operating income
Salary expense			(1,789,792)
Stock based compensation			(771,676)
Other general and administrative			(1,490,504)
Elimination of intersegment other lease operating expenses			1,064,223
Interest income			32,546
Interest expense			(32,117)
Loss on derivative contracts			1,111,693
Other income			(33,338)
Net income before income tax expense			$9,075,376

Capital expenditures (2)	$11,142,744	$228,327	$11,371,071
Segment assets (3)	$99,073,244	$6,358,460	$105,431,704

Total segment assets reconciled to consolidated amounts are as follows:
Total segment assets			$105,431,704
Current assets, net			16,533,328
Other property and equipment			883,319
Operating lease right-of-use asset			295,317
Restricted cash			470,000
Total assets			$123,613,668
(1)	Segment operating revenue represents revenues generated from the operations of the segment. Inter-segment sales during the six months ended June 30, 2026 and 2025 have been eliminated upon consolidation. For the six months ended June 30, 2026, two purchasers each accounted for 10% or more of our total revenue: HF Sinclair (23%) and Firebird Energy (13%). For the six months ended June 30, 2025, three purchasers each accounted for 10% or more of our total revenue: Expand Energy Marketing (19%) and Ares Energy (18%) from the upstream segment and Williams (17%) from the gas gathering segment.
(2)	Capital expenditures for the Upstream segment consist primarily of the acquisition of properties, and the equipping, drilling, and completing of wells while Gas Gathering consists of expenditures relating to the expansion and completion of the gathering and compression facility.

(3)	Our upstream segment includes Canadian revenue and assets for the six months ended June 30, 2026 of $0.3 million and $7.0 million, respectively. Our upstream segment includes Canadian revenue and assets for the six months ended June 30, 2025 of $0.6 million and $7.9 million, respectively.

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

	Upstream	Gas Gathering	Total
As of and for the three months ended June 30, 2026
Operating revenue
Natural gas	$3,767,497	$—	$3,767,497
Natural gas liquids	1,386,889	—	1,386,889
Oil and condensate	11,770,530	—	11,770,530
Gathering and compression fees	—	1,336,740	1,336,740
Intersegment gathering and compression fees	—	369,019	369,019
	16,924,916	1,705,759	18,630,675

Reconciliation of operating revenue
Elimination of intersegment revenues			(369,019)
Total consolidated operating revenue(1)(3)			18,261,656

Operating costs and expenses
Gathering, transportation, and compression	2,354,275	—	2,354,275
Other lease operating expense	3,975,918	—	3,975,918
Gathering system operating expenses	—	508,475	508,475
Intersegment other lease operating expense	369,019	—	369,019
Gain on sale of oil and gas properties	(4,174,368)	—	(4,174,368)
Depletion, depreciation, amortization and accretion	2,633,029	171,078	2,804,107
Segment operating income	$11,767,043	$1,026,206	$12,424,230

Reconciliation of segment operating income
Salary expense			(2,667,754)
Stock based compensation			(547,527)
Transaction costs			(202,532)
Other general and administrative			(997,060)
Elimination of intersegment other lease operating expenses			369,019
Interest income			24,785
Interest expense			(877,267)
Gain on derivative contracts			2,245,470
Other expense			(208,658)
Net income before income tax expense			$9,562,706

Capital expenditures (2)	$8,648,197	$(164,581)	$8,483,616

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

	Upstream	Gas Gathering	Total
As of and for the three months ended June 30, 2025
Operating revenue
Natural gas	$6,910,344	$—	$6,910,344
Natural gas liquids	145,020	—	145,020
Oil and condensate	2,724,364	—	2,724,364
Gathering and compression fees	—	1,845,005	1,845,005
Intersegment gathering and compression fees	—	507,365	507,365
	9,779,728	2,352,370	12,132,098

Reconciliation of operating revenue
Elimination of intersegment revenues			(507,365)
Total consolidated operating revenue(1)(3)			11,624,733

Operating costs and expenses
Gathering, transportation, and compression	1,522,390	—	1,522,390
Other lease operating expense	940,395	—	940,395
Gathering system operating expenses	—	613,795	613,795
Intersegment other lease operating expense	507,365	—	507,365
Impairment	2,670,000	—	2,670,000
Depletion, depreciation, amortization and accretion	2,872,103	329,551	3,201,654
Segment operating income	$1,267,475	$1,409,024	$2,169,134

Reconciliation of segment operating income
Salary expense			(1,079,670)
Stock based compensation			(385,838)
Other general and administrative			(382,208)
Elimination of intersegment other lease operating expenses			507,365
Interest income			17,247
Interest expense			(19,906)
Gain on derivative contracts			2,573,863
Other expense			(10,839)
Net income before income tax expense			$3,389,148

Capital expenditures (2)	$3,502,977	$124,052	$3,627,029
(1)	Segment operating revenue represents revenues generated from the operations of the segment. Inter-segment sales during the three months ended June 30, 2026 and 2025 have been eliminated upon consolidation. For the three months ended June 30, 2026, five purchasers each accounted for 10% or more of our total revenue: HF Sinclair (21%), Firebird Energy (18%), Wyoming Refining Company (16%), Western Gas (12%), from the upstream segment and Williams (10%) from the gas gathering segment. For the three months ended June 30, 2025, three purchasers each accounted for 10% or more of our total revenue: Expand Energy Marketing (23%) and Ares Energy (17%) from the upstream segment and Williams (19%) from the gas gathering segment.
(2)	Capital expenditures for the Upstream segment consist primarily of the acquisition of properties, and the equipping, drilling, and completing of wells while Gas Gathering consists of expenditures relating to the expansion and completion of the gathering and compression facility.

(3)	Our upstream segment includes Canadian revenue for the three months ended June 30, 2026 of $0.2 million. Our upstream segment includes Canadian revenue for the three months ended June 30, 2025 of $0.5 million.

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

Epsilon has historically elected not to designate any of its financial commodity derivative contracts as accounting hedges and, accordingly, accounts for these financial commodity derivative contracts using the mark-to-market accounting method. Under this accounting method, changes in the fair value of outstanding financial instruments are recognized as gains or losses in the period of change and are recorded as Gain (loss) on derivative contracts on the Condensed Consolidated Statements of Operations and Comprehensive Income. The related cash flow impact is reflected in cash flows from operating activities. During the three months ended June 30, 2026, Epsilon recognized gains on commodity derivative contracts of $2,245,470. This amount included cash paid on settlements of $1,730,781. During the six months ended June 30, 2026, Epsilon recognized losses on commodity derivative contracts of $6,684,358. This amount included cash paid of $2,778,616. During the three and six months ended June 30, 2025, Epsilon recognized gains on commodity derivative contracts of $2,573,863 and $1,111,693, respectively. These amounts included cash received of $306,660 and cash paid of $108,383 on settlements on these contracts, respectively.

Commodity Derivative Contracts

At June 30, 2026, the Company had outstanding NYMEX HH swaps totaling 0.82 Bcf, NYMEX HH options totaling 4.01 Bcf, NYMEX WTI CMA swaps totaling 233,473 Bbls, and NYMEX WTI CMA options totaling 154,513 Bbls for the contract period of July 2026 to January 2028.

	Fair Value of Derivative Assets
	June 30,	December 31,
	2026	2025
Current
NYMEX Henry Hub (LD) Options Put	$1,021,783	$709,792
NYMEX Henry Hub (LD) Swaps	398,315	683,222
NYMEX WTI CMA Options Put	258,529	313,499
NYMEX WTI CMA Swaps	18,931	1,398,169
Long-term
NYMEX Henry Hub (LD) Options Put	435,659	647,795
NYMEX Henry Hub (LD) Swaps	40,067	28,058
NYMEX WTI CMA Options Put	311,763	900,856
NYMEX WTI CMA Swaps	8,075	719,912
	$2,493,122	$5,401,303

	Fair Value of Derivative Liabilities
	June 30,	December 31,
	2026	2025
Current
NYMEX Henry Hub (LD) Options Call	$(322,047)	$(295,384)
NYMEX Henry Hub (LD) Swaps	(34,070)	(51,081)
NYMEX WTI CMA Options Call	(524,860)	(63,877)
NYMEX WTI CMA Swaps	(808,486)	—
Long-term
NYMEX Henry Hub (LD) Options Call	(287,090)	(654,616)
NYMEX Henry Hub (LD) Swaps	(11,489)	(68,457)
NYMEX WTI CMA Options Call	(491,858)	(418,612)

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

NYMEX WTI CMA Swaps	(69,688)	—
	$(2,549,588)	$(1,552,027)

Net Fair Value of Derivatives	$(56,466)	$3,849,276

Net Current	$8,095	$2,694,340
Net Long-Term	$(64,561)	$(465,832)

The following table presents the changes in the fair value of Epsilon’s commodity derivatives for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Fair value of asset (liability), beginning of the period	$(4,032,717)	$(1,534,675)	$3,849,276	$(487,548)
Loss on derivative contracts included in earnings	2,245,470	2,573,863	(6,684,358)	1,111,693
Settlement of commodity derivative contracts	1,730,781	(306,660)	2,778,616	108,383
Fair value of asset (liability), end of the period	$(56,466)	$732,528	$(56,466)	$732,528

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

The following tables summarize the changes in asset retirement obligations for the periods indicated:

	Six Months Ended	Year ended
	June 30,	December 31,
	2026	2025
Balance beginning of period	$7,437,960	$3,652,296
Liabilities acquired	6,961	3,841,144
Liabilities disposed of	—	(287,716)
Wells plugged and abandoned	—	(1,600)
Accretion	232,075	233,836
Balance end of period	$7,676,996	$7,437,960

16. Fair Value Measurements

The methodologies used to determine the fair value of our financial assets and liabilities at June 30, 2026 were the same as those used at December 31, 2025.

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

Epsilon Energy Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

	June 30, 2026
	Level 1	Level 2	Level 3	Effect of Netting	Net Fair Value
Assets
Derivative contracts	$—	$2,493,122	$—	$(2,493,122)	$—
Cash equivalents	$183,160	$—	$—	$—	$183,160
Liabilities
Derivative contracts	$—	$2,549,588	$—	$(2,493,122)	$56,466

	December 31, 2025
	Level 1	Level 2	Level 3	Effect of Netting	Net Fair Value
Assets
Derivative contracts	$—	$5,401,303	$—	$(1,552,027)	$3,849,276
Cash equivalents	$181,076	$—	$—	$—	$181,076
Liabilities
Derivative contracts	$—	$1,552,027	$—	$(1,552,027)	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of trends and significant changes in our results of operations and the financial condition of Epsilon Energy Ltd. and its subsidiaries for the periods presented. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto presented in this report, including the unaudited condensed consolidated financial statements as of June 30, 2026 and 2025 together with accompanying notes, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Actual results and the timing of events may differ materially from those contained in these forward- looking statements due to a number of factors. See “Part II. Item 1A. Risk Factors” and “Forward-Looking Statements.”

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

At June 30, 2026 we held leasehold rights to 52,290 net acres. We have natural gas production from our non-operated wells in Pennsylvania and natural gas, natural gas liquids, and oil production from our operated and non-operated wells in the Permian, Powder River, and Western Canadian Sedimentary Basins.

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

On May 4, 2026, the Company divested certain overriding royalty interests (ORRIs) in Susquehanna Co, Pennsylvania to an undisclosed private buyer for $3.9 million. The assets covered 940 gross acres and 90 producing Marcellus wells with an average net revenue interest of 0.25% per well.

We have a substantial remaining drillable location inventory within our existing leaseholds in Pennsylvania, Wyoming, and Texas.

Three and six months ended June 30, 2026 Highlights

Operational Highlights

Marcellus Shale – Pennsylvania

●	During the three months ended June 30, 2026, Epsilon's realized natural gas price was $2.01 per Mcf, a 21% decrease over the three months ended June 30, 2025. During the six months ended June 30, 2026, Epsilon's realized natural gas price was $4.06 per Mcf, a 26% increase over the six months ended June 30, 2025.
●	During the three months ended June 30, 2026, Epsilon’s net revenue interest natural gas production was 1.8 Bcf, a 32% decrease over the three months ended June 30, 2025. During the six months ended June 30, 2026, Epsilon’s net revenue interest natural gas production was 3.9 Bcf, a 26% decrease over the six months ended June 30, 2025.
●	Gathered and delivered 7.7 Bcf gross (2.7 net to Epsilon's interest) during the three months ended June 30, 2026, or 85 MMcf/d through the Auburn Gas Gathering System. Gathered and delivered 17.3 Bcf gross (6.1 net to Epsilon's interest) during the six months ended June 30, 2026, or 95.6 MMcf/d through the Auburn Gas Gathering System.

Powder River Basin – Wyoming

●	During the three months ended June 30, 2026, Epsilon's realized price for all Powder River Basin production was $61.28 per Boe (75% liquids). During the six months ended June 30, 2026, Epsilon's realized price for all Powder River Basin production was $55.20 per Boe (74% liquids).
●	Total net revenue interest production for the three months ended June 30, 2026, which included oil, natural gas liquids, and natural gas, was 158.4 Mboe. Total net revenue interest production for the six months ended June 30, 2026, which included oil, natural gas liquids, and natural gas, was 338.1 Mboe.

Permian Basin – Texas and New Mexico

●	During the three months ended June 30, 2026, Epsilon's realized price for all Permian Basin production was $66.13 per Boe (87% liquids), a 28% increase over the three months ended June 30, 2025. During the six months ended June 30, 2026, Epsilon's realized price for all Permian Basin production was $57.23 per Boe (86% liquids), a 7% increase over the six months ended June 30, 2025.
●	Total net revenue interest production for the three months ended June 30, 2026, which included oil, natural gas liquids, and natural gas, was 52.0 Mboe compared to 42.9 Mboe during the same period in 2025, a 21% increase. Total net revenue interest production for the six months ended June 30, 2026, which included oil, natural gas liquids, and natural gas, was 103.7 Mboe compared to 104.9 Mboe during the same period in 2025, a 1% decrease.
●	During the three and six months ended June 30, 2026, the Company had 1 gross (.25 net) well completed and turned in line.

Western Canadian Sedimentary Basin—Alberta, Canada

●	During the three months ended June 30, 2026, Epsilon's realized price for all Canada production was $31.02 per Boe (51% liquids). During the six months ended June 30, 2026, Epsilon's realized price for all Canada production was $29.49 per Boe (50% liquids).

●	Total net revenue interest production for the three months ended June 30, 2026, which included oil, natural gas liquids, and natural gas, was 5.6 Mboe. Total net revenue interest production for the six months ended June 30, 2026, which included oil, natural gas liquids, and natural gas, was 11.3 Mboe.

Non-GAAP Financial Measures-Adjusted EBITDA

Epsilon defines Adjusted EBITDA as earnings before (1) net interest expense, (2) taxes, (3) depreciation, depletion, amortization and accretion expense, (4) impairments of natural gas and oil properties, (5) non-cash stock compensation expense, (6) transaction costs, (7) gain or loss on derivative contracts net of cash received or paid on settlement, (8) gain or lss on sale of assets, and (9) gain or loss on foreign currency traslations. Adjusted EBITDA is not a measure of financial performance as determined under U.S. GAAP and should not be considered in isolation from or as a substitute for net income or cash flow measures prepared in accordance with U.S. GAAP or as a measure of profitability or liquidity.

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

The table below sets forth a reconciliation of net income to Adjusted EBITDA for the three and six months ended June 30, 2026 and 2025, which is the most directly comparable measure of financial performance calculated under U.S. GAAP and should be reviewed carefully.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$7,133,471	$1,551,461	$7,862,896	$5,567,495
Add Back:
Interest expense (income), net	852,482	2,659	1,748,521	(429)
Income tax expense	2,429,235	1,837,687	2,696,971	3,507,881
Depreciation, depletion, amortization, and accretion	2,804,107	3,201,654	5,806,446	6,677,511
Impairment expense	—	2,670,000	—	2,676,669
Stock based compensation expense	547,527	385,838	1,095,054	771,676
Gain on sale of oil and gas properties	(4,174,368)	—	(4,174,368)	—
Transaction costs	202,532	—	273,952	—
(Gain)/loss on derivative contracts net of cash received or paid on settlement	(3,976,251)	(2,267,203)	3,905,742	(1,220,076)
Foreign currency translation (gain) loss	(1,201)	14,021	(3,076)	24,310
Adjusted EBITDA	$5,817,534	$7,396,117	$19,212,138	$18,005,037

Results of Operations

Net Operating Revenues

For the six months ended June 30, 2026, revenues increased $16.1 million, or 58%, to $43.9 million from $27.8 million during the same period of 2025.

Revenue and volume statistics for the six months ended June 30, 2026 and 2025 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues
Pennsylvania
Natural gas revenue	$3,602,852	$6,702,131	$15,915,420	$17,030,025
Volume (MMcf)	1,792	2,653	3,924	5,290
Avg. Price ($/Mcf)	$2.01	$2.53	$4.06	$3.22
Gathering system revenue (net of elimination)	$1,336,740	$1,845,005	$2,994,517	$3,737,355
Total PA Revenues	$4,939,592	$8,547,136	$18,909,937	$20,767,380
Permian Basin
Natural gas revenue	$(167,957)	$17,189	$(187,576)	$95,528
Volume (MMcf)	39	30	87	80
Avg. Price ($/Mcf)	$(4.27)	$0.56	$(2.16)	$1.19
Natural gas liquids revenue	$237,859	$41,837	$423,191	$326,798
Volume (MBoe)	10.4	3.2	21.1	15.3
Avg. Price ($/Bbl)	$22.94	$13.06	$20.02	$21.36
Oil and condensate revenue	$3,368,045	$2,163,481	$5,700,682	$5,182,976
Volume (MBbl)	35.1	34.6	68.1	76.2
Avg. Price ($/Bbl)	$96.06	$62.47	$83.67	$68.06
Total Permian Basin Revenues	$3,437,947	$2,222,507	$5,936,297	$5,605,302
Oklahoma
Natural gas revenue	$17	$166,635	$10,092	$373,975
Volume (MMcf)	(0)	52	1	105
Avg. Price ($/Mcf)	$(17.00)	$3.20	$10.44	$3.57
Natural gas liquids revenue	$429	$79,789	$3,183	$182,078
Volume (MBoe)	0.0	3.7	0.1	7.4
Avg. Price ($/Bbl)	$22.14	$21.61	$30.65	$24.64
Oil and condensate revenue	$—	$133,446	$384	$291,383
Volume (MBbl)	(0.0)	2.0	(0.5)	4.3
Avg. Price ($/Bbl)	$—	$66.00	$(0.82)	$68.29
Total OK Revenues	$446	$379,870	$13,659	$847,436
Wyoming
Natural gas revenue	$315,269	$—	$1,383,572	$—
Volume (MMcf)	235	—	518	—
Avg. Price ($/Mcf)	$1.34	$—	$2.67	$—
Natural gas liquids revenue	$1,118,839	$—	$1,978,807	$—
Volume (MBoe)	30.6	—	61.0	—
Avg. Price ($/Bbl)	$36.54	$—	$32.45	$—
Oil and condensate revenue	$8,275,408	$—	$15,300,705	$—
Volume (MBbl)	88.7	—	190.8	—
Avg. Price ($/Bbl)	$93.27	$—	$80.18	$—
Total WY Revenues	$9,709,516	$—	$18,663,084	$—
Canada
Natural gas revenue	$17,316	$24,389	$48,511	$24,389
Volume (MMcf)	16	17	34	16.98
Avg. Price ($/Mcf)	$1.06	$—	$1.44	$—
Natural gas liquids revenue	$29,762	$23,394	$55,009	$23,394
Volume (MBoe)	1.1	39.4	2.3	39.45
Avg. Price ($/Bbl)	$27.34	$—	$24.23	$—
Oil and condensate revenue	$127,077	$427,437	$230,946	$519,972
Volume (MBbl)	1.8	7.5	3.4	9.3
Avg. Price ($/Bbl)	$70.72	$57.11	$67.02	$55.98
Total Canada Revenues	$174,155	$475,220	$334,466	$567,755
Total Revenues	$18,261,656	$11,624,733	$43,857,443	$27,787,873

Upstream natural gas revenue for the six months ended June 30, 2026 decreased by $0.4 million, or 2%, over the same period in 2025. An increase of $2.6 million was due to higher natural gas prices and a decrease of $3.0 million was a result of decrease in volume due to the natural decline in the producing wells and the sale of the Oklahoma assets partially offset due to increased volumes as a result of the Peak acquisition. Upstream natural gas revenue for the three months ended June 30, 2026 decreased by $3.1 million, or 45%, over the same period in 2025. A decrease of $1.4 million was due to lower natural gas prices and a decrease of $1.7 million was a result of decrease in volume due to the natural decline in the producing wells and the sale of the Oklahoma assets partially offset due to increased volumes as a result of the Peak acquisition.

Upstream natural gas liquids revenue for the six months ended June 30, 2026 increased by $1.9 million, or 362%, over the same period in 2025. This increase was primarily due to increased volumes as a result of the Peak acquisition. Upstream natural gas liquids revenue for the three months ended June 30, 2026 increased by $1.2 million, or 856%, over the same period in 2025. This increase was primarily due to increased volumes as a result of the Peak acquisition.

Upstream oil and condensate revenue for the six months ended June 30, 2026 increased by $15.2 million, or 254% over the same period in 2025.  An increase of $11.5 million was due to higher volumes as a result of the Peak acquisition and an increase of $3.7 million was due to an increase in prices for oil in the Permian Basin. Upstream oil and condensate revenue for the three months ended June 30, 2026 increased by $9.0 million, or 332% over the same period in 2025.  An increase of $5.0 million was due to higher volumes as a result of the Peak acquisition and an increase of $4.0 million was due to an increase in prices for oil in the Permian Basin.

Gathering system revenue for the six months ended June 30, 2026 decreased by $0.7 million, or 20%, compared with the same period in 2025 due to lower throughput volumes partially offset due to higher contractual rates for gathering and compression. Revenues derived from transporting and compressing our production, which have been eliminated from gathering system revenues amounted to $0.8 million and $1.9 million, respectively, for the six months ended June 30, 2026 and 2025. Gathering system revenue for the three months ended June 30, 2026 decreased by $0.5 million, or 28%, compared with the same period in 2025 due to lower throughput volumes partially offset due to higher contractual rates for gathering and compression. Revenues derived from transporting and compressing our production, which have been eliminated from gathering system revenues amounted to $0.4 million and $0.5 million, respectively, for the three months ended June 30, 2026 and 2025.

Operating Costs

The following table presents total cost and cost per unit of production (Mcfe), including ad valorem, severance, and production taxes for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Lease operating costs (net of elimination)	$6,330,193	$2,462,785	$13,525,506	$5,218,683
Gathering system operating costs	508,475	613,795	1,102,921	1,166,446
	$6,838,668	$3,076,580	$14,628,427	$6,385,129

Upstream operating costs—Total $/Mcfe	$2.05	$0.80	$2.04	$0.85
Gathering system operating costs $/Mcf	$0.18	$0.15	$0.18	$0.14

Operating costs include the effects of elimination entries to remove the gathering fees paid to Epsilon’s ownership in the gathering system.

Upstream operating costs consist of lease operating expenses necessary to extract natural gas and oil, including gathering and treating the natural gas and oil in preparation for sale. For the six months ended June 30, 2026 these costs increased by $8.3 million, or 159%, over the same period in 2025. The increase is primarily due to the Wyoming assets inclusion following the Peak acquisition (higher operating costs per unit relative to the other asset areas), workover expenses in Pennsylvania, and Ad Valorem taxes in Texas. For the three months ended June 30, 2026 these costs increased by $3.9 million, or 157%, over the same period in 2025. The increase is primarily due to the Wyoming assets inclusion following the Peak acquisition (higher operating costs per unit relative to the other asset areas).

Gathering system operating costs consist primarily of rental payments for the natural gas fueled compression units and overhead fees due to the system’s operator. For the three and six months ended June 30, 2026, gathering system operating costs were constant compared to the same period in 2025.

Depletion, Depreciation, Amortization and Accretion (“DD&A”)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Depletion, depreciation, amortization and accretion	$2,804,107	$3,201,654	$5,806,446	$6,677,511

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

DD&A expense for the three and six months ended June 30, 2026 decreased by $0.4 million, or 12%, and $0.9 million, or 13%, respectively, from the same period in 2025. This decrease was a result of higher reserves and lower production in Pennsylvania and Texas and the sale of the Oklahoma assets (offset by the addition of the Wyoming assets).

Impairment

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Impairment	$—	$2,670,000	$—	$2,676,669

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

For the three and six months ended June 30, 2026, there was no impairment. For the three and six months ended June 30, 2025, the Company recorded an impairment of $2.7 million for two wells drilled in Alberta, Canada. The impairment was a result of a decrease in estimated reserves due to early production coming in below expectations, cost overruns and lower forward commodity prices.

Gain on sales of oil and gas properties

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Gain on sale of oil and gas properties	$(4,174,368)	$—	$(4,174,368)	$—

For the three and six months ended June 30, 2026, the Company sold its overriding royalty interests (ORRIs) in Susquehanna Co, Pennsylvania for $3.9 million and a wellbore interest in Texas for $0.3 million. There were no property sales for the three and six months ended June 30, 2025.

Transaction Costs

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Transaction Costs	$202,532	$—	$273,952	$—

For the three and six months ended June 30, 2026, the Company had transaction costs related to the Peak acquisition of $0.2 million and $0.3 million, respectively, for advisory and legal services incurred by the Company. For the three and six months ended June 30, 2025, there were no transaction costs.

General and Administrative (“G&A”)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
General and administrative expenses
Stock based compensation expense	$547,527	$385,838	$1,095,054	$771,676
Other general and administrative expense	3,664,814	1,461,878	7,042,956	3,280,296
Total general and administrative expenses	$4,212,341	$1,847,716	$8,138,010	$4,051,972

G&A expenses consist of general corporate expenses such as compensation, legal, accounting and professional fees, consulting services, travel and other related corporate costs such as restricted stock granted.

G&A expenses for the three and six months ended June 30, 2026 increased by $2.4 million, or 128%, and $4.1 million, or 101%, respectively, from the same period in 2025. This was primarily due to increased compensation expenses related to the addition of 17 full-time employees as a result of the Peak acquisition and 6 former Peak employees on transition services contracts. As of June 1, 2026, the transition services contracts ended for 5 former Peak employees.

Interest Income

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Interest income	$24,785	$17,247	$70,327	$32,546

Interest income for the six months ended June 30, 2026 increased by $0.04 million, or 116%, from the same period in 2025.  This was primarily due to an increase in the balance of interest-bearing investments.

Interest Expense

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Interest expense	$877,267	$19,906	$1,818,848	$32,117

Interest expense is related to the interest paid and amortization of debt issuance costs for the revolving credit facility.

Interest expense during the three and six months ended June 30, 2026 increased by $0.9 million, or 4,307%, and $1.8 million, or 5,563%, respectively, from the same period in 2025. This increase is related to the interest paid on the outstanding balance on the revolving credit facility.

Gain (Loss) on Derivative Contracts

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Gain (loss) on derivative contracts, net	$2,245,470	$2,573,863	$(6,684,358)	$1,111,693

During the six months ended June 30, 2026, the Company had NYMEX Henry Hub (“HH”) Natural Gas Futures swaps, NYMEX HH options, crude oil NYMEX WTI CMA swaps, and crude oil NYMEX WTI CMA options derivative contracts for the purpose of hedging a portion of its physical natural gas and oil sales revenue.

For the six months ended June 30, 2025, Epsilon had NYMEX HH Natural Gas futures swaps, Tennessee Gas Pipeline Zone 4 basis swaps, and crude oil NYMEX WTI CMA swaps derivative contracts for the purpose of hedging a portion of its physical natural gas and oil sales revenue. The amounts recorded represent the fair value changes on our derivative instruments during the year.

During the three and six months ended June 30, 2026, we paid net cash settlements of $1,730,781 and $2,778,616, respectively. During the three months ended June 30, 2025, we received net cash settlements of $306,660. During the six months ended June 30, 2025, we paid net cash settlements of $108,383.

For the three and six months ended June 30, 2026, realized losses on derivative contracts increased by $0.3 million and $7.8 million, respectively. This increase was primarily the result of a significant increase in crude oil prices during the quarter and its impact on the Peak hedge book assumed in the acquisition.

Other Income (Expense)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Other expense, net	$(208,658)	$(10,839)	$(192,230)	$(33,338)

During the three and six months ended June 30, 2026, the Company had water facility expenses of $0.2 million in Wyoming.

Capital Resources and Liquidity

Cash Flow

The primary source of cash for Epsilon during the three and six months ended June 30, 2026 and 2025 was funds generated from operations. The primary uses of cash for the three and six months ended June 30, 2026 were the development of upstream properties, the reduction of the outstanding credit facility balance, and the distribution of dividends. The primary uses of cash for the three and six months ended June 30, 2025 were the development of upstream properties and the distribution of dividends.

At June 30, 2026, we had a working capital deficit of $1.3 million, a decrease of $8.9 million from the $7.6 million surplus at December 31, 2025. The Company anticipates its current cash balance, available borrowings, and cash flows from operations to be sufficient to meet its cash requirements for at least the next twelve months.

Six months ended June 30, 2026 compared to 2025

During the six months ended June 30, 2026, $22.4 million was provided by the Company’s operating activities, compared to $16.9 million during the same period in 2025, representing an 32% increase. The increase was primarily due to produced oil volumes from the acquired Wyoming assets and higher realized gas prices in Pennsylvania.

The Company used $6.4 million and $10.7 million of cash for investing activities during the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026, the Company had $net investments primarily in well and facilities costs and leasehold in Pennsylvania, Texas, and Wyoming offset by the ORRI sale in Pennsylvania. During the six months ended June 30, 2025, the Company had net investments primarily in well costs in Pennsylvania, Texas, and Canada.

The Company used $13.8 million and $2.8 million of cash for financing activities during the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026, this was spent on the repayment of the outstanding balance on the credit facility and dividend payments. During the six months ended June 30, 2025, this was spent on dividend payments.

Credit Agreement

The Company closed a new senior secured reserve based revolving credit facility on October 10, 2025 with Frost Bank as administrative agent and Frost Bank and Texas Capital Bank as lenders. This replaced the Company’s previous credit facility. As of June 30, 2026, the borrowing base was $90 million, supported by the Company’s producing reserves and is subject to semi-annual redeterminations with a maturity date of October 10, 2029. Interest will be charged at the 3-month Term SOFR rate plus a margin of 3-4% (depending on facility utilization), payable quarterly. The facility is secured by the assets of the Company’s Epsilon Energy USA subsidiary. During the six months ended June 30, 2026, the Company made repayments of $10 million on the outstanding credit facility. The current balance as of August 12, 2026 is $40.5 million.

Under the terms of the facility, the Company must adhere to the following financial covenants:

●	Current ratio of 1.0 to 1.0 (current assets + revolver availability / current liabilities)
●	Leverage ratio of less than 2.5 to 1.0 (total debt / income adjusted for interest, taxes and non-cash amounts)

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

During the six months ended June 30, 2026, no shares were repurchased under the new or previous program.

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

At June 30, 2026, Epsilon’s outstanding natural gas and crude oil commodity contracts consisted of the following:

		Weighted Average Price ($/Mmbtu)
					Fair Value of
	Volume		Ceiling	Floor	Asset (Liability)
Derivative Type	(MMbtu)	Swaps	Price	Price	June 30, 2026
2026
NYMEX Henry Hub (LD) Options Call	(1,144,794)	$—	$5.05	$—	$(58,232)
NYMEX Henry Hub (LD) Options Put	—	$—	$—	$3.35	$306,434
NYMEX Henry Hub (LD) Swaps	(476,613)	$3.91	$—	$—	$298,496
2027
NYMEX Henry Hub (LD) Options Call	(2,835,516)	$—	$4.71	$—	$(529,236)
NYMEX Henry Hub (LD) Options Put	—	$—	$—	$3.19	$1,142,995
NYMEX Henry Hub (LD) Swaps	(312,297)	$3.76	$—	$—	$101,034
2028
NYMEX Henry Hub (LD) Options Call	(27,978)	$—	$4.70	$—	$(21,669)
NYMEX Henry Hub (LD) Options Put	—	$—	$—	$3.65	$8,013
NYMEX Henry Hub (LD) Swaps	(27,978)	$4.46	$—	$—	$(6,707)
	(4,825,176)				$1,241,128

		Weighted Average Price ($/Bbl)
					Fair Value of
	Volume		Ceiling	Floor	Asset (Liability)
Derivative Type	(Bbl)	Swaps	Price	Price	June 30, 2026
2026
NYMEX WTI CMA Options Call	(28,109)	$—	$69.01	$—	$(151,085)
NYMEX WTI CMA Options Put	—	$—	$—	$59.01	$59,721
NYMEX WTI CMA Swaps	(119,179)	$64.36	$—	$—	$(536,868)
2027
NYMEX WTI CMA Options Call	(118,096)	$—	$67.82	$—	$(808,558)
NYMEX WTI CMA Options Put	—	$—	$—	$57.60	$471,814
NYMEX WTI CMA Swaps	(105,986)	$63.76	$—	$—	$(293,495)
2028
NYMEX WTI CMA Options Call	(8,308)	$—	$67.96	$—	$(57,075)
NYMEX WTI CMA Options Put	—	$—	$—	$57.57	$38,757
NYMEX WTI CMA Swaps	(8,308)	$62.97	$—	$—	$(20,805)
	(387,986)				$(1,297,594)

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2026.

	Payments Due by Period
		Less than	1 – 3	Greater than
	Total	1 Year	Years	3 Years
Derivative liabilities	$2,549,588	$1,689,463	$860,125	$—
Asset retirement obligations, undiscounted	19,033,067	—	—	19,033,067
Capital expenditure commitments	18,033,916	18,033,916	—	—
Total future commitments	$39,616,571	$19,723,379	$860,125	$19,033,067

The Company enters into commitments for capital expenditures in advance of the expenditures being made. As of June 30, 2026, our commitments for capital expenditures were $18 million related to the drilling and completion of 5 gross (0.37 net) wells in Pennsylvania and the completion of 6 gross (3.58 net) wells in Wyoming.

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

At June 30, 2026 and 2025, the outstanding principal balance under the credit agreement was $40.5 million and nil, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures were not effective as of June 30, 2026 because of the material weakness in internal control over financial reporting discussed below.

As a result, we performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the condensed consolidated financial statements included in this 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented

Material Weakness in Internal Control Over Financial Reporting

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

Changes in Internal Control over Financial Reporting

While we have initiated remediation efforts with respect to the material weakness described above, there were no changes in our internal control over financial reporting occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In 2025, the Company filed a lawsuit against a contractor regarding alleged non-performance while running casing in a well. The Company is seeking damages due to its inability to complete the Leavitt Fed 2-9-4MH well. On June 8, 2026, the Company reached a settlement agreement with the contractor, and the case has been subsequently dismissed with prejudice.

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

For the six months ended June 30, 2026, no shares had been repurchased.

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

Epsilon Energy Ltd.
(Registrant)

Date: August 12, 2026	By:	/s/ J. Andrew Williamson
J. Andrew Williamson
Chief Financial Officer